Form 10-Q
period 2014-09-23
ASPEN AEROGELS INC
filed 2014-11-07
CIK 1145986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2014, the registrant had 22,992,273 shares of common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

ASPEN AEROGELS, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2014	December 31, 2013
	(In thousands, except share and per share data)
Assets
Current assets:
Cash	$53,651	$1,574
Accounts receivable, net of allowance for doubtful accounts	20,067	18,762
Inventories	6,349	6,892
Prepaid expenses and other current assets	1,025	791

Total current assets	81,092	28,019
Property, plant and equipment, net	65,879	62,023
Other assets	225	191

Total assets	$147,196	$90,233

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Subordinated notes	$—	$17,306
Convertible notes, current portion	—	435
Capital leases, current portion	76	75
Revolving line of credit	—	1,000
Accounts payable	14,736	7,114
Accrued expenses	4,705	4,814
Deferred revenue	1,440	595
Other current liabilities	50	50

Total current liabilities	21,007	31,389
Senior convertible notes	—	28,135
Convertible notes, excluding current portion	—	91,439
Capital leases, excluding current portion	108	165
Other long-term liabilities	1,031	1,071

Total liabilities	22,146	152,199
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit):
Series C convertible preferred stock, $0.00001 par value; no shares authorized, issued and outstanding at September 30, 2014; 116,024,242 shares authorized, 20,000 shares issued and outstanding at December 31, 2013	—	—
Series B convertible preferred stock, $0.00001 par value; no shares authorized, issued and outstanding at September 30, 2014; 1,601,053 shares authorized, issued and outstanding at December 31, 2013	—	—
Series A convertible preferred stock, $0.00001 par value; no shares authorized, issued and outstanding at September 30, 2014; 5,284,347 shares authorized, issued and outstanding at December 31, 2013	—	—

	September 30, 2014	December 31, 2013
	(In thousands, except share and per share data)
Preferred stock, $0.00001 par value; 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2014; no shares authorized, issued and outstanding at December 31, 2013	—	—
Common stock, $0.00001 par value; 125,000,000 shares authorized, 23,000,000 shares issued and 22,992,273 outstanding at September 30, 2014; 255,702 shares authorized, 3,137 shares issued and outstanding at December 31, 2013	—	—
Treasury stock, at cost; 7,727 shares at September 30, 2014 and 0 shares at December 31, 2013	—	—
Additional paid-in capital	521,417	270,794
Accumulated deficit	(396,367)	(332,760)

Total stockholders’ equity (deficit)	125,050	(61,966)

Total liabilities and stockholders’ equity (deficit)	$147,196	$90,233

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except share and per share data)
Revenue:
Product	$24,589	$20,833	$71,975	$58,804
Research services	848	1,047	2,440	3,059

Total revenue	25,437	21,880	74,415	61,863
Cost of revenue:
Product	19,926	17,769	61,316	53,256
Research services	439	531	1,255	1,457

Gross profit	5,072	3,580	11,844	7,150
Operating expenses:
Research and development	1,258	1,387	4,461	3,801
Sales and marketing	2,213	2,505	7,871	6,984
General and administrative	3,966	4,353	12,894	9,693

Total operating expenses	7,437	8,245	25,226	20,478

Loss from operations	(2,365)	(4,665)	(13,382)	(13,328)

Other income (expense):
Interest expense	(47)	(8,038)	(50,225)	(20,292)
Gain on extinguishment of convertible notes	—	—	—	8,898
Loss on exchange of convertible notes	—	—	—	(5,697)
Costs associated with postponed public offering	—	—	—	(241)

Total other expense, net	(47)	(8,038)	(50,225)	(17,332)

Net loss	$(2,412)	$(12,703)	$(63,607)	$(30,660)

Net income (loss) attributable to common stockholders	$(2,412)	$(12,703)	$(63,607)	$2,196

Net income (loss) attributable to common stockholders per share:
Basic	$(0.10)	$(4,049.41)	$(7.26)	$700.03

Diluted	$(0.10)	$(4,049.41)	$(7.26)	$674.10

Weighted-average common shares outstanding:
Basic	22,997,060	3,137	8,762,866	3,137

Diluted	22,997,060	3,137	8,762,866	3,258

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net loss	$(63,607)	$(30,660)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,692	7,431
Loss on disposal of assets	15	—
Debt issuance costs and non-cash interest expenses	47	989
Write-off of costs associated with postponed public offering	—	241
Accretion of debt to fair value	50,011	8,433
Gain on extinguishment of convertible notes	—	(8,898)
Loss on exchange of convertible notes	—	5,697
Issuance of Series C preferred stock warrants in connection with senior convertible notes	—	10,677
Stock compensation expense	7,398	3,921
Other	(32)	(84)
Changes in operating assets and liabilities:
Accounts receivable	(1,305)	(1,186)
Inventories	543	(1,422)
Prepaid expenses and other assets	(343)	(312)
Accounts payable	775	(3,091)
Accrued expenses	(109)	1,216
Deferred revenue	845	(976)
Other liabilities	—	(6,000)

Net cash provided by (used in) operating activities	1,930	(14,024)

Cash flows from investing activities:
Capital expenditures	(4,610)	(1,676)

Net cash used in investing activities	(4,610)	(1,676)

Cash flows from financing activities:
Borrowings under line of credit	4,500	18,428
Repayments under line of credit	(5,500)	(19,766)
Proceeds from issuance of long-term debt	—	18,500
Repayment of borrowing under long-term debt	(18,849)	—
Financing costs	(47)	(864)
Repayment of obligations under capital lease	(61)	(31)
Proceeds from initial public offering	74,712	—
Proceeds from issuance of common stock	2	—

Net cash provided by financing activities	54,757	16,267

Net increase in cash	52,077	567
Cash at beginning of period	1,574	1,343

Cash at end of period	$53,651	$1,910

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Supplemental disclosures of cash flow information:
Interest paid	$166	$215

Income taxes paid	$—	$—

Supplemental disclosures of non-cash activities:
Conversion of convertible and senior convertible notes to common stock	$168,511	$—

Unpaid initial public offering costs	$—	$—

Accrued dividends on preferred stock	$—	$996

Changes in redemption value of redeemable convertible preferred stock	$—	$(86,161)

Reclassification of redeemable convertible preferred stock from temporary to permanent equity	$—	$(1,085)

Changes in accrued capital expenditures	$6,847	$(170)

Capitalized interest	$34	$45

Capital lease	$5	$—

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

In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments that are of a normal recurring nature and necessary for the fair statement of the Company’s financial position as of September 30, 2014 and the results of its operations for the three months and nine months ended September 30, 2014 and 2013 and the cash flows for the nine month period then ended. The Company has evaluated events through the date of this filing.

The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or any other period.

There have been no changes to our significant accounting policies described in the Prospectus that have had a material impact on our consolidated financial statements and notes thereto. All intercompany balances and transactions have been eliminated in consolidation.

Reclassification

The December 31, 2013 balance sheet reflects a $0.2 million reclassification of the Company’s sales returns reserve from a component of accrued expenses to a reduction of accounts receivable, a $0.1 million reclassification of other assets to prepaid expenses and other current assets and a reclassification of $0.1 million of other long term liabilities to other current liabilities to conform to the current period’s presentation. The change has no impact on the results of operations.

(2) Initial Public Offering

On June 18, 2014, the Company completed an initial public offering (an IPO) of 7,500,000 shares of its common stock at a public offering price of $11.00 per share. The Company received net proceeds of $74.7 million after deducting underwriting discounts and commissions of $4.3 million and other offering expenses of approximately $3.5 million. Upon the closing of the offering, all of the Company’s then-outstanding (i) warrants to purchase Series C preferred stock, (the “Series C warrants”) were subject to an automatic net cashless exercise, (ii) convertible preferred stock (including the shares of Series C preferred stock issued upon the automatic net cashless exercise of Series C warrants) automatically converted into 115,982 shares of common stock, and (iii) Convertible Notes (see note 9) and Senior Convertible Notes (see note 8) automatically converted into 15,319,034 shares of common stock.

Prior to the closing of the offering, the Company completed a 1-for-824.7412544 reverse stock split of its common stock. All common shares and related per share amounts in the financial statements and notes have been adjusted retroactively to reflect the reverse stock split.

Upon the closing of the IPO, the Company amended and restated its certificate of incorporation. The total number of shares of all classes of stock which the Company has the authority to issue is 130,000,000 shares, consisting of 125,000,000 shares of common stock, par value $0.00001 per share (the common stock) and 5,000,000 shares of preferred stock, par value $0.00001 per share (the preferred stock).

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

Cash

Cash balances are maintained with a major financial institution in North America. Deposits with this financial institution exceed the amount of insurance provided on such deposits.

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

During the nine months ended September 30, 2014 and at December 31, 2013, the Company valued its Subordinated Notes, Senior Convertible Notes and Convertible Notes utilizing Level 3 inputs.

Stock-based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award. Expense is recognized on a straight-line basis over the requisite service period for all awards with service conditions. For performance-based awards, the grant date fair value is recognized as expense when the condition is probable of being achieved, and then on a graded basis over the requisite service period. The Company uses the Black-Scholes option-pricing model to determine the fair value of service-based awards, which requires a number of complex and subjective assumptions including fair value of the underlying security, the expected volatility of the underlying security, a risk-free interest rate, the expected term of the option and the forfeiture rate. For performance-based stock options issued during the year ended December 31, 2013, the Company used a Monte Carlo simulation model to estimate the number of options the Company expected to remain outstanding and eligible for vesting upon completion of an IPO. The simulation model was based on a number of complex assumptions including the terms of the performance condition, the expected value of the Company’s common stock at the time of its IPO, the expected time from the date of grant to its IPO, and expected volatility. The compensation cost of these performance-based options was determined by multiplying the Black-Scholes estimate of grant date fair value by the percentage of options expected to remain outstanding and eligible for vesting upon completion of the Company’s IPO. As a result of the closing of the IPO, the Company recorded $5.6 million of stock-based compensation related to these performance-based awards during the nine months ended September 30, 2014.

Upon the completion of the IPO, the Company issued 61,816 shares of restricted common stock with an aggregate value at issuance of approximately $0.7 million to its non-employee directors. In September 2014 the Company issued 318,517 restricted common stock units (RSU) and non-qualified stock options (NSO) to purchase 934,018 shares of common stock to employees under the 2014 Equity Plan. The RSUs and NSOs will vest over a four year period for certain employees and over a three year period for other employees.

Earnings per Share

Prior to the IPO, net income (loss) per common share was calculated using the two-class method, which is an earnings allocation formula that determines net income (loss) per share for the holders of the Company’s common shares and participating securities. Prior to their conversion to common stock at the time of the Company’s IPO, the Company’s Series A preferred stock, Series B preferred stock and Series C preferred stock warrants contained participation rights in any dividend to be paid by the Company to holders of its common shares and were deemed to be participating securities. Net income (loss) available to common shareholders and participating securities was allocated to each share on an as-if-converted basis as if all of the earnings for the period had been distributed. The participating securities did not include a contractual obligation to share in losses of the Company and were not included in the calculation of net loss per share in the periods that have a net loss.

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

Subsequent to the IPO, the Company calculates net income (loss) per common share based on the weighted-average number of common shares outstanding during each period. Potential common stock equivalents are determined using the treasury stock method. The weighted-average number of common shares included in the computation of diluted net income (loss) gives effect to all potentially dilutive common equivalent shares, including outstanding stock options, restricted common stock units and warrants. Common equivalent shares are excluded from the computation of diluted net income (loss) per share if their effect is antidilutive.

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

Information about the Company’s revenues, based on shipment destination or services location, is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Revenue:
U.S.	$8,068	$9,228	$25,503	$22,434
International	17,369	12,652	48,912	39,429

Total	$25,437	$21,880	$74,415	$61,863

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. The standard will eliminate the transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. Public entities are required to apply the revenue recognition standard for annual reporting period beginning on or after December 15, 2016, including interim periods within that annual reporting period. Early application is not permitted. The Company has not yet selected a transition method and is evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The standard requires an entity’s management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Public entities are required to apply standards for annual reporting periods ending after December 15, 2016, and interim periods thereafter. Early application is permitted. The Company is evaluating the impact of this standard on its consolidated financial statements.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

(4) Inventories

Inventories consist of the following:

	September 30, 2014	December 31, 2013
	(In thousands)
Raw materials	$3,525	$2,813
Finished goods	2,824	4,079

Total	$6,349	$6,892

(5) Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	September 30, 2014	December 31, 2013	Useful life
	(In thousands)
Construction in progress	$16,209	$6,177	—
Buildings	16,303	16,303	30 years
Machinery and equipment	78,677	77,466	5-10 years
Computer equipment and software	5,505	5,298	3 years

Total	116,694	105,244
Accumulated depreciation	(50,815)	(43,221)

Property, plant and equipment, net	$65,879	$62,023

Depreciation expense was $7.6 million and $7.4 million for the nine months ended September 30, 2014 and 2013, respectively.

Construction in progress totaling $16.2 million and $6.2 million at September 30, 2014 and December 31, 2013, respectively, related primarily to capital projects at the Company’s manufacturing facility in East Providence, RI.

(6) Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2014	December 31, 2013
	(In thousands)
Employee compensation and related taxes	$4,006	$3,926
Other accrued expenses	699	888

Total	$4,705	$4,814

(7) Subordinated Notes

As of December 31, 2013, Subordinated Notes of $17.3 million were classified as a current liability. In June 2014, the Company used a portion of the net proceeds from the initial public offering discussed in note 2 to repay $18.8 million of the original principal balance and accrued interest on the Subordinated Notes. As of June 20, 2014, all obligations under the Subordinated Notes had been paid in full.

The Company elected the fair value option for the Subordinated Notes and recorded the instrument at fair value. The fair value of the Subordinated Notes was determined by analysis of the amount to be paid on the notes at the occurrence of certain events in which the Subordinated Notes would be repaid to the noteholders in cash. The probability weighted discounted cash flow analysis utilized assumptions related to the probability of the occurrence of each of the various events and appropriate discount rates for each of the scenarios.

At September 30, 2013, the valuations were calculated at an implied discount of approximately 20% and were weighted as follows: repayment prior to maturity on June 30, 2014, 20%; and repayment at maturity on September 30, 2014, 80%. There would not be a material difference if the weightings were increased or decreased by 10%. At September 30, 2013, the aggregate fair value of the Subordinated Notes was determined to be $16.5 million, with an aggregate unpaid principal balance totaling $14.4 million.

At December 31, 2013, the valuations were calculated at an implied discount of approximately 20% and were weighted as follows: repayment prior to maturity on June 30, 2014, 20%; and repayment at maturity on September 30, 2014, 80%. There would not be a material difference if the weightings were increased or decreased by 10%. At December 31, 2013, the aggregate fair value of the Subordinated Notes was determined to be $17.3 million, with an aggregate unpaid principal balance totaling $15.9 million.

On June 20, 2014, the aggregate fair value of the Subordinated Notes was determined to be $18.8 million and the notes were repaid in full.

The following table presents a roll-forward of the fair value of Level 3 (significant unobservable inputs) Subordinated Notes for the nine months ended September 30, 2014 and 2013 (in thousands):

Balance at December 31, 2013	$17,306
Change in fair value included in interest expense	1,543
Repayment	(18,849)

Balance at September 30, 2014	$—

Balance at December 31, 2012	$13,535
Change in fair value included in interest expense	2,994

Balance at September 30, 2013	$16,529

(8) Senior Convertible Notes

Senior Convertible Notes consist of the following:

	September 30, 2014	December 31, 2013
	(In thousands)
March 2013 Investor Notes	$—	$24,482
March 2013 Arcapita Notes	—	3,653

Total Senior Convertible Notes	$—	$28,135

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

Given that the terms of the Exchanged Notes were substantially different than the terms of the Initial Notes, the exchange was accounted for as an extinguishment of debt. Upon the exchange, the Company recognized a loss totaling $5.7 million for the nine month period ended September 30, 2013. This loss represents the difference between (i) the fair value of the Exchanged Notes at reissuance and the fair value of Series C warrants, and (ii) the carrying value of the Initial Notes. The Company elected to account for all of the issuances of its Senior Convertible Notes and various embedded derivatives in accordance with ASC Topic 825-10, Fair Value Option for Financial Liabilities, whereby the Company initially and subsequently measured this financial instrument in its entirety at fair value, with the changes in fair value recorded each reporting period in interest expense (income).

In March and May 2013, the Company issued an additional $15.0 million of Senior Convertible Notes. The noteholders received a pro-rata share of Series C warrants for their participation in these financings. The Company accounted for the warrant issuances as a debt issuance cost and recorded an immediate charge for the fair value of the Series C warrants. For the three and nine months ended September 30, 2013, the Company recorded $0.0 million and $10.7 million, respectively, as a charge to interest expense related to the warrants (see note 11).

In conjunction with the March 2013 NPA, the Company incurred $0.9 million of debt issuance costs during the nine months ended September 30, 2013. These debt issuance costs were allocated between the debt and equity instruments related to the transaction. Of the total debt issuance costs, $0.6 million was allocated to the Senior Convertible Notes and recorded through interest expense, while the remaining $0.3 million was allocated to the Series C warrants with an offset for additional paid-in capital.

Upon the closing of the Company’s IPO discussed in note 2, the outstanding principal and accrued interest on the Senior Convertible Notes were marked to an aggregate fair value of $39.5 million and automatically converted into 3,591,604 shares of common stock equal to the unpaid principal amount of the Senior Convertible Notes and accrued interest as of June 18, 2014 divided by the Conversion Price, which was 62.5% of the initial public offering price of $11.00 per share. In addition, all outstanding Series C warrants were automatically net exercised, which, together with the then outstanding shares of Series C preferred stock, converted into 104,734 shares of common stock upon the closing of the Company’s IPO.

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

Fair Value Measurements

The change in the fair values of the Senior Convertible Notes during the nine months ended September 30, 2014 and 2013 was determined by utilizing probability weighted discounted cash flow analyses, which took into consideration market and general economic events, as well as the Company’s financial results and other data available as of September 30, 2014 and 2013. These analyses determined the amount to be paid on the Senior Convertible Notes in either cash or shares at the occurrence of certain events in which the Senior Convertible Notes would be converted into shares of the Company’s common stock or would be repaid in cash. The probability weighted discounted cash flow analyses utilized assumptions related to the probability of the occurrence of each of the various events and appropriate discount rates for each of the scenarios as follows:

	December 31, 2013		September 30, 2013
Potential exit scenario event	Estimated exit date of future event	Estimated probability of future event	Estimated exit date of future event	Estimated probability of future event
IPO scenario 1	06/30/14	45%	06/30/14	45%
IPO scenario 2	03/31/15	5%	03/31/15	5%
Sale scenario 1	06/30/14	15%	06/30/14	15%
Sale scenario 2	03/31/15	15%	03/31/15	15%
Dissolution	09/30/14	5%	06/30/14	5%
Private company	At maturity	15%	At maturity	15%

The above scenarios incorporated a weighted average implied discount rate of 41.7% at both December 31, 2013 and September 30, 2013.

The fair value of the Senior Convertible Notes upon the closing of the Company’s IPO was determined to be $39.5 million.

The following table presents a roll-forward of the fair value of Level 3 (significant unobservable inputs) Senior Convertible Notes for the nine months ended September 30, 2014 and 2013:

	March 2013 Investor Notes	March 2013 Arcapita Notes	Total Senior Convertible Notes
	(In thousands)
Beginning balance as of December 31, 2013	$24,482	$3,653	$28,135
Change in fair value included in interest expense	9,803	1,570	11,373
Conversion of the Senior Convertible Notes	(34,285)	(5,223)	(39,508)

Balance at September 30, 2014	$—	$—	$—

	March 2013 Investor Notes	March 2013 Arcapita Notes	Total Senior Convertible Notes
	(In thousands)
Beginning balance as of December 31, 2012	$—	$—	$—
Issuances of Senior Convertible Notes	13,434	1,536	14,970
Fair value of notes exchanged	6,132	1,444	7,576
Change in fair value included in interest expense	2,931	379	3,310

Balance at September 30, 2013	$22,497	$3,359	$25,856

Changes in fair value of the Company’s Senior Convertible Notes for the nine months ended September 30, 2014 and 2013 was $11.4 million and $3.3 million, respectively. Included in interest income (expense) for the nine months ended September 30, 2013 was the charge for the fair value of the Series C warrants of $10.7 million (see note 11).

(9) Convertible Notes

Convertible Notes consist of the following:

	September 30, 2014	December 31, 2013
	(In thousands)
Investor Notes	$—	$87,479
Arcapita Notes	—	4,395

Total Convertible Notes	—	91,874
Current maturities of Convertible Notes	—	(435)

Convertible Notes, excluding current portion	$—	$91,439

Commencing in June 2011 and concluding in January 2013, the Company issued a total of $69.9 million of 8% subordinated convertible notes (the Investor Notes) to new and existing investors. The Investor Notes had original maturity dates of June 1, 2014, June 14, 2014 and December 6, 2014, depending on their date of issuance. Commencing in December 2011 and concluding in September 2012, the Company issued a total of $3.5 million of noninterest bearing convertible notes to an existing investor (the Arcapita Notes, and together with the Investor Notes, the Convertible Notes). The Arcapita Notes were originally set to mature on December 6, 2014. Net proceeds from the Convertible Notes were used to fund the completion of the Company’s second production line at the East Providence facility, to begin the construction of a third production line at the East Providence facility and to fund the Company’s operating cash requirements.

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

Upon the closing of the Company’s IPO discussed in note 2, the outstanding principal and accrued interest on the Convertible Notes were marked to an aggregate fair value of $129.0 million and automatically converted into 11,727,430 shares of common stock equal to the unpaid principal amount of the Convertible Notes and accrued interest divided by the Conversion Price, which was 62.5% of the initial public offering price of $11.00 per share.

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

Fair Value Measurements

The changes in the fair value of the Convertible Notes for the nine months ended September 30, 2014 and 2013 were determined by utilizing a probability weighted discounted cash flow analysis which took into consideration market and general economic events as well as the Company’s financial results and other data available as of December 31, 2013 and September 30, 2013. This analysis determined the amount to be paid on the notes in either cash or shares at the occurrence of certain events in which the Convertible Notes would be converted into shares of the Company’s common stock or would be repaid to the noteholders in cash. The probability weighted discounted cash flow analysis utilized assumptions related to the probability of the occurrence of each of the various events and appropriate discount rates for each of the scenarios as follows:

	December 31, 2013		September 30, 2013
Potential exit scenario event	Estimated exit date of future event	Estimated probability of future event	Estimated exit date of future event	Estimated probability of future event
IPO scenario 1	06/30/14	45%	06/30/14	45%
IPO scenario 2	03/31/15	5%	03/31/15	5%
Sale scenario 1	06/30/14	15%	06/30/14	15%
Sale scenario 2	03/31/15	15%	03/31/15	15%
Dissolution	09/30/14	5%	6/30/14	5%
Private company	At maturity	15%	At maturity	15%

The above scenarios incorporated weighted average implied discount rates of 40.0% at December 31, 2013 and September 30, 2013.

The fair value of the Convertible Notes upon the closing of the Company’s IPO was determined to be $129.0 million.

The following table presents a roll-forward of the fair value of Level 3 (significant unobservable inputs) Convertible Notes for the nine months ended September 30, 2014 and 2013:

	Investor Notes	Arcapita Notes	Total Convertible Notes
	(In thousands)
Balance at December 31, 2013	$87,479	$4,395	$91,874
Change in fair value included in interest expense	35,036	2,092	37,128
Conversion of Convertible Notes	(122,515)	(6,487)	(129,002)

Balance at September 30, 2014	$—	$—	$—

	Investor Notes	Arcapita Notes	Total Convertible Notes
	(In thousands)
Balance at December 31, 2012	$90,920	$4,168	$95,088
Issuances of Convertible Notes	2,090	1,440	3,530
Fair value of notes exchanged	(5,971)	(1,282)	(7,253)
Gain on extinguishment of Convertible Notes	(8,498)	(400)	(8,898)
Change in fair value included in interest expense	2,087	87	2,174

Balance at September 30, 2013	$80,628	$4,013	$84,641

Changes in fair value of the Company’s Convertible Notes included in interest expense for the nine months ended September 30, 2014 and 2013 was $37.1 million and $2.2 million, respectively (see note 11).

(10) Revolving Line of Credit

In March 2011, the Company entered into a $10.0 million revolving credit facility with Silicon Valley Bank. This facility has been amended at various dates through 2014.

On September 3, 2014, the Company amended its line of credit agreement to extend the maturity date of the facility to August 31, 2016 and increase the maximum amount the Company is permitted to borrow, subject to continued covenant compliance and borrowing base requirements, from $10 million to $20.0 million. At the Company’s election, the interest rate applicable to borrowings under the amended line of credit may be based on the prime rate or the LIBOR. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 1.75% per annum, while LIBOR-based rates vary from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum. The amended line of credit is secured by a first priority security interest in all assets of the Company, including those at the East Providence facility, except for certain exclusions.

At September 30, 2014 and December 31, 2013, the Company had drawn $0.0 million and $1.0 million, respectively, on the line of credit. The Company also had outstanding letters of credit backed by the line of credit of $1.7 million and $1.2 million at September 30, 2014 and December 31, 2013, respectively, which reduce the funds otherwise available to the Company. Based on the available borrowing base, the effective amount available to the Company at September 30, 2014 was $10.7 million due to the $1.7 million of outstanding letters of credit. Under the amended line of credit, the Company is required to comply with financial covenants relating to, among other items, free cash flow and liquidity and other non-financial covenants. At September 30, 2014, the Company was in compliance with all such financial covenants.

(11) Interest Expense

Interest expense (income) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Changes in fair value:
Subordinated Notes	$—	$744	$1,543	$2,994
Senior Convertible Notes	—	1,854	11,373	3,310
Convertible Notes, net of capitalization	—	5,403	37,095	2,129
Issuance of Series C preferred stock warrants in connection with senior convertible notes	—	—	—	10,677
Debt closing costs	16	—	47	582
Other interest	31	37	167	600

Total interest expense	$47	$8,038	$50,225	$20,292

Debt closing costs and commitment fees, consisting primarily of legal and related fees, associated with the issuance or modification of the Company’s Subordinated Notes, Senior Convertible Notes, Convertible Notes, and line of credit are amortized over the term of the debt instrument and recorded in interest expense.

(12) Commitments and Contingencies

Letters of Credit

Pursuant to the terms of its Northborough, Massachusetts facility lease, the Company has been required to provide the lessor with letters of credit securing certain obligations. In addition, the Company has been required to provide certain customers with letters of credit securing obligations under commercial contracts.

The Company had letters of credit outstanding of $1.7 million at September 30, 2014 and $1.2 million at December 31, 2013. These letters of credit are secured by the Company’s revolving line of credit (see note 10).

Litigation

The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any litigation for which it believes a loss is probable requiring an amount to be accrued or a possible loss contingency requiring disclosure.

(13) Net Income (Loss) Per Share

The computation of basic and diluted net income (loss) attributable to common stockholders per share consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except share and per share data)
Numerator:
Net income (loss)	$(2,412)	$(12,703)	$(63,607)	$(30,660)
Deemed dividends on participating preferred stock (inclusive of issuance costs and changes in redemption value, including extinguishment):
Series B	—	—	—	29,622
Series A	—	—	—	55,543

Total preferred stock deemed dividends	—	—	—	85,165

Earnings attributable to participating convertible preferred stock shareholders and Series C preferred stock warrant holders	—	—	—	(52,309)

Net income (loss) attributable to common stockholders	$(2,412)	$(12,703)	$(63,607)	$2,196

Denominator:
Weighted average shares outstanding, basic	22,997,060	3,137	8,762,866	3,137
Effect of warrants to purchase common stock	—	—	—	121

Weighted average shares outstanding, diluted	22,997,060	3,137	8,762,866	3,258

Net income (loss) attributable to common stockholders per share, basic	$(0.10)	$(4,049.41)	$(7.26)	$700.03
Effect of warrants to purchase common stock	—	—	—	(25.93)

Net income (loss) attributable to common stockholders per share, diluted	$(0.10)	$(4,049.41)	$(7.26)	$674.10

During the nine months ended September 30, 2013, the Company recorded dividends associated with its Series B convertible preferred stock (the Series B) and Series A convertible preferred stock (the Series A) totaling $0.3 million and $0.6 million, respectively. In conjunction with the execution of the March 2013 NPA, the redemption and dividend rights of the Company’s issued and outstanding Series B and Series A were eliminated. In March 2013, the Company recorded decreases in the redemption value of the Company’s Series B and Series A of $30.0 million and $56.1 million, respectively, reflecting the changes in the fair market value of the Series B and Series A at the time of the March 2013 NPA. Given that the release of the redemption rights substantially impacted the fair value of the Series B and Series A, the elimination of the rights was accounted for as an extinguishment of the securities.

During the nine months ended September 30, 2013, the Company recorded a gain on extinguishment of Series B and Series A of approximately $86.2 million recorded in additional paid-in capital available to common stockholders. Additionally, the remaining value of the Series B and Series A of $1.1 million subsequent to extinguishment was recorded in additional paid-in capital upon reclassification from temporary to permanent equity. As a result, the Company included in the computation of basic and diluted net income (loss) per share attributable to common stockholders preferred stock deemed dividends aggregating $29.6 million and $55.5 million for the Series B and A, respectively, during the nine months ended September 30, 2013.

Potential dilutive common shares that were excluded from the computation of diluted net income (loss) attributable to common stockholders per share because they were anti-dilutive consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Series C (including Series C warrants) (a)	—	104,734	—	—
Series B (a)	—	2,905	—	—
Series A (a)	—	8,389	—	—
Common stock options	1,031,017	281	1,031,017	281
Restricted common stock units	318,517	—	318,517	—
Common stock warrants	131	—	131	—

Total	1,349,665	116,309	1,349,665	281

(a)	Common stock equivalent reflecting conversion.

As of September 30, 2014, there was no dilutive impact of the common stock options, restricted common stock units and common stock warrants. All other potentially dilutive instruments were converted into shares of common stock upon the closing of the Company’s IPO on June 18, 2014.

As of September 30, 2013, the Company had $25.9 million of Senior Convertible Notes and $84.6 million of Convertible Notes outstanding, which were convertible into common stock upon the occurrence of an IPO at prices that were not determinable until the occurrence of the IPO (see notes 8 and 9). Because the necessary conditions for the conversion of these convertible notes had not been satisfied during the period ended September 30, 2013, the Company excluded these convertible notes from the table above and the calculation of diluted net (loss) income per share for the three and nine months ended September 30, 2013.

(14) Income Taxes

The Company incurred net operating losses and recorded a full valuation allowance against net deferred tax assets for all periods presented. Accordingly, the Company has not recorded a provision for federal or state income taxes.

(15) Related Party Transactions

The Company had the following transactions with related parties:

The Company sold aerogel products to one stockholder of the Company totaling $0.8 million and $2.7 million during the three and nine months ended September 30, 2014, respectively. The Company sold aerogel products to three stockholders of the Company totaling $4.2 million and $6.3 million during the three and nine months ended September 30, 2013, respectively. The Company had trade receivables with these stockholders of $0.4 million and $2.0 million at September 30, 2014 and December 31, 2013, respectively.

An affiliate of a stockholder of the Company is a director of a company that owns an insurance brokerage through which the Company purchases insurance. The Company’s premiums for a comprehensive property and casualty insurance program are $0.9 million and $0.6 million on an annual basis in 2014 and 2013, respectively. In addition, subsequent to the closing of the Company’s IPO in June 2014, the Company obtained through this insurance brokerage a new excess directors and officer’s liability insurance policy with an annual premium of approximately $0.6 million.

In connection with note and warrant financing transactions and amendments, the Company reimbursed stockholders $0.3 million for legal expenses during the nine months ended September 30, 2013.

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

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, including those risks identified under Part II, Item 1A of this Quarterly Report on Form 10-Q, and under the “Risk Factors” section of the Prospectus.

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

We manufacture our products using our proprietary process and technology at our facility in East Providence, Rhode Island. We have operated the East Providence facility since 2008. We commenced operation of a second production line at this facility at the end of March 2011, which doubled our annual nameplate capacity to 40 million to 44 million square feet of aerogel blankets, depending on product mix. We commenced construction of a third production line in the East Providence facility during the nine months ended September 30, 2014 with a total construction cost estimate of $30 million. We expect that this third production line will increase our annual nameplate capacity by 10 million to 11 million square feet of aerogel blankets when construction is concluded in the first half of 2015.

Our revenue for the nine months ended September 30, 2014 was $74.4 million, which represented an increase of 20% from the nine months ended September 30, 2013. Net loss for the nine months ended September 30, 2014 was $63.6 million and diluted loss per share attributable to common stockholders was $7.26. Net loss for the nine months ended September 30, 2014 included a total of $38.8 million of expense or $4.43 per share attributable to common stockholders related to expenses recorded in connection with the closing of our initial public offering including (i) initial recognition of compensation cost of performance-based stock options of $5.6 million, and (ii) accretion of convertible notes to final conversion value of $33.2 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Square feet in thousands)
Product shipments in square feet	9,355	8,815	28,246	25,035

Adjusted EBITDA

We use Adjusted EBITDA, a non-GAAP financial measure, as a means to assess our operating performance. We define Adjusted EBITDA as net income (loss) before interest expense, taxes, depreciation, amortization, stock-based compensation expense and other items, from time to time that we do not believe are indicative of our core operating performance, which in previous periods included loss on disposal of assets, gain or loss on extinguishment or exchange of debt, write-off of costs of postponed financing activities and write-off of construction in progress. Adjusted EBITDA is a supplemental measure of our performance that is not presented in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to net income (loss) or any other measure of financial performance calculated and presented in accordance with GAAP. In addition, our definition and presentation of Adjusted EBITDA may not be comparable to similarly titled measures presented by other companies.

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

The following table presents a reconciliation of net income (loss), the most directly comparable GAAP measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in thousands)
Net income (loss)	$(2,412)	$(12,703)	$(63,607)	$(30,660)
Interest expense (1)	47	8,038	50,225	20,292
Depreciation and amortization	2,513	2,483	7,692	7,431
Loss on disposal of assets	—	—	15	—
Stock-based compensation (2)	1,054	2,916	7,398	3,921
Gain on extinguishment of convertible notes	—	—	—	(8,898)
Loss on exchange of convertible notes	—	—	—	5,697
Write-off of costs associated with postponed public offering	—	—	—	241

Adjusted EBITDA	$1,202	$734	$1,723	$(1,976)

(1)	Interest expense consists primarily of fair market value adjustments related to our subordinated notes, senior convertible notes, convertible notes and Series C warrants, subordinated note and convertible note issuance costs, the amortization of the subordinated note debt discount, and imputed interest on our obligations under our cross license agreement with Cabot Corporation.
(2)	Represents non-cash stock-based compensation related to vesting and modifications of stock option grants and vesting of restricted common stock units.

Our Adjusted EBITDA is affected by a number of factors including the mix of aerogel products sold, average selling prices, average material costs, our actual manufacturing costs, the costs associated with and timing of expansions and start-up of additional production capacity, and the amount and timing of operating expenses. As we continue to grow our base of product revenue and to build out manufacturing capacity, we expect increased manufacturing expenses will periodically have a negative impact on Adjusted EBITDA, but will set the framework for improved Adjusted EBITDA moving forward. Accordingly, we expect that our Adjusted EBITDA will vary from period to period as we expand our manufacturing capacity.

Components of Our Results of Operations

Revenue

We recognize product revenue from the sale of our line of aerogel products and research services revenue from the provision of services under contracts with various agencies of the U.S. government and other institutions. Product revenue is recognized upon transfer of title and risk of loss, which is generally upon shipment or delivery.

Cost of Revenue

Cost of revenue for our product revenue consists primarily of materials and manufacturing expense, including direct and indirect labor and manufacturing overhead, including utilities and depreciation. Cost of product revenue is recorded when the related product revenue is recognized. Cost of product revenue also includes stock-based compensation of manufacturing employees and costs of shipping.

Material is our most significant component of cost of product revenue and includes fibrous batting, silica materials and additives. Material costs as a percentage of product revenue vary from product to product due to differences in average selling prices, material requirements, blanket thickness and manufacturing yields. As a result, material costs as a percentage of revenue will vary from period to period due to changes in the mix of aerogel products sold. However, in general, we expect material costs in the aggregate to decline as a percentage of revenue as we seek to achieve higher selling prices, material sourcing improvements and manufacturing yield enhancements for our aerogel products.

Manufacturing expense, including direct and indirect labor, utilities, depreciation, maintenance and other manufacturing expense, is also a significant component of cost of revenue. As we increase manufacturing capacity in our East Providence facility and a second plant, we expect manufacturing expense as a percentage of product revenue will increase in the near-term following each expansion but will decrease in the long-term with increased revenues supported by the completed capacity expansions.

Cost of revenue for our research services revenue consists primarily of direct labor costs of research personnel committed to funded research and development contracts, third-party consulting, and associated direct material costs. This cost of revenue also includes overhead expenses associated with project resources, engineering tools and supplies. Cost of revenue for our research services revenue is recorded when the related research services revenue is recognized.

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

Research and Development Expenses

Research and development expenses consist primarily of expenses for personnel engaged in the development and engineering of next generation aerogel compositions, form factors and manufacturing technologies. These expenses also include testing services, prototype expenses, consulting services, equipment depreciation, facilities costs and related overhead. We expense research and development costs as incurred. We expect to continue to devote substantial resources to the development of new aerogel technology. We believe that these investments are necessary to maintain and improve our competitive position. We expect that our research and development expenses will increase as we continue to invest in additional research and engineering personnel and the infrastructure required in support of their efforts. Accordingly, we expect that our research and development expenses will continue to increase in absolute dollars but decrease as a percentage of revenue in the long-term.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, legal expenses, consulting and professional services, tax and audit costs, and expenses for our executive, finance, human resources and information technology organizations. We expect general and administrative expenses to continue to increase as we incur additional costs related to operating as a publicly-traded company, including costs of compliance with securities, corporate governance and related regulations, investor relations expenses, increased insurance premiums, including director and officer insurance, and increased audit and legal fees. In addition, we expect to add general and administrative personnel to support the anticipated growth of our business and continued expansion of our manufacturing operations. We expect that general and administrative expenses will continue to increase in absolute dollars but decrease as a percentage of revenue in the long-term.

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

Results of Operations

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

The following tables set forth a comparison of the components of our results of operations for the periods presented:

Revenue

	Three Months Ended September 30,
	2014		2013
		Percentage of Revenue		Percentage of Revenue	Change
	Amount		Amount		Amount	Percentage
Revenue:
Product	$24,589	97%	$20,833	95%	$3,756	18%
Research services	848	3%	1,047	5%	(199)	(19)%

Total Revenue	$25,437	100%	$21,880	100%	$3,557	16%

The following chart sets forth product shipments in square feet for the periods presented:

	Three Months Ended September 30,		Change
	2014	2013	Amount	Percentage
Product shipments in square feet (in thousands)	9,355	8,815	540	6%

Total revenue increased $3.6 million, or 16%, to $25.4 million for the three months ended September 30, 2014 from $21.9 million in the comparable period in 2013, primarily as a result of an increase in product revenue.

Product revenue increased $3.8 million, or 18%, to $24.6 million for the three months ended September 30, 2014 from $20.8 million in the comparable period in 2013. This increase was principally the result of an increase in sales of our aerogel products in the petrochemical sector in Asia and South America and in the offshore oil market. The revenue increase reflects price increases during the last half of 2013 and the first nine months of 2014 and a shift in mix of aerogel products sold toward higher priced products including those sold in the offshore oil market. The average selling price per square foot of our products increased by an effective $0.27, or 11%, to $2.63 per square foot for the three months ended September 30, 2014 from $2.36 per square foot for the comparable period in 2013. In volume terms, product shipments increased 0.5 million square feet, or 6%, to 9.4 million square feet of aerogel products for the three months ended September 30, 2014, as compared to 8.8 million square feet in the comparable period in 2013. The increase in demand during the three months ended September 30, 2014 included increased sales of $4.9 million for use in a petrochemical facility expansion by a major Asian energy company, and $1.8 million for use in a project in the Gulf of Mexico by an Asia-based offshore contractor.

Research services revenue decreased $0.2 million to $0.8 million for the three months ended September 30, 2014 from $1.0 million in the comparable period in 2013. The decrease was primarily due to a reduction in active research contracts with government agencies during 2014. During the three months ended September 30, 2014, we provided research services on five contracts compared to 18 contracts in the comparable period in 2013. This decrease in contracts is principally the result of certain limitations on our eligibility to receive contract awards under federal guidelines and programs due to a variety of factors including the size of our revenues, the number of our employees and the makeup of our ownership.

Product revenue was 97% and 95% of total revenue for the three months ended September 30, 2014 and 2013, respectively. Research services revenue was 3% and 5% of total revenue for the three months ended September 30, 2014 and 2013, respectively. We expect that product revenue will increase as a percentage of our total revenue due to the anticipated growth in demand for our products in the energy infrastructure market.

Cost of Revenue

	Three Months Ended September 30,
	2014			2013			Change
	Amount	Percentage of Related Revenue	Percentage of Total Revenue	Amount	Percentage of Related Revenue	Percentage of Total Revenue	Amount	Percentage
	($ in thousands)
Cost of revenue:
Product	$19,926	81%	78%	$17,769	85%	81%	$2,157	12%
Research services	439	52%	2%	531	51%	2%	(92)	(17%)

Total cost of revenue	$20,365	80%	80%	$18,300	84%	84%	$2,065	11%

Total cost of revenue increased $2.1 million, or 11%, to $20.4 million for the three months ended September 30, 2014 from $18.3 million in the comparable period in 2013. The increase in total cost of revenue was the result of an increase of $1.7 million in material costs and an increase of $0.5 million in manufacturing expense to support increased product revenue, offset, in part, by a decrease of $0.1 million in cost of research services.

Product cost of revenue increased $2.2 million, or 12%, to $19.9 million for the three months ended September 30, 2014 from $17.8 million in the comparable period in 2013. Product cost of revenue as a percentage of product revenue decreased to 81% during the three months ended September 30, 2014 versus 85% during the three months ended September 30, 2013. The favorable impact was the result of improved manufacturing throughput and lower material costs due to the mix of products sold, which was partially offset by an increase of $0.6 million in compensation related expenses.

We expect that material costs and manufacturing expense as a percentage of product revenue will increase slightly during the remainder of 2014 from the level realized in the three months ended September 30, 2014. We expect this increase to be due to stock based compensation expense related to equity awards granted to employees in September 2014 and an increase in manufacturing expense associated with initial start-up costs leading to operation of a third line in the East Providence facility, offset, in part, by an expected favorable mix of aerogel products sold.

Research services cost of revenue decreased $0.1 million, or 17%, to $0.4 million for the three months ended September 30, 2014 from $0.5 million in the comparable period in 2013. The decrease in cost of research services revenue was due principally to the 19% reduction in research services revenue during the three months ended September 30, 2014.

Gross Profit

	Three Months Ended September 30,
	2014		2013		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	($ in thousands)
Gross profit	$5,072	20%	$3,580	16%	$1,492	42%

Gross profit increased $1.5 million, or 42%, to $5.1 million for the three months ended September 30, 2014 from $3.6 million in the comparable period in 2013. The increase is principally the result of a 6% volume increase and an effective 11% price increase supported by improved manufacturing throughput and lower material costs due to the mix of products sold.

Gross profit as a percentage of total revenue increased to 20% of total revenue for the three months ended September 30, 2014 from 16% in the comparable period in 2013. This increase is a result of price increases in the first nine months of 2014 and a shift in mix of aerogel products sold toward higher priced products, as well as the result of improved manufacturing throughput and lower material costs due to the mix of products sold. We expect gross profit as a percentage of total revenue during the remainder of 2014 to decrease slightly due to the start-up costs leading to operation of a third line in the East Providence facility, offset, in part by higher material costs associated with the expected mix of aerogel products sold.

Research and Development Expenses

	Three Months Ended September 30,
	2014		2013		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	($ in thousands)
Research and development expenses	$1,258	5%	$1,387	6%	$(129)	(9)%

Research and development expenses decreased $0.1 million, or 9%, to $1.3 million for the three months ended September 30, 2014 from $1.4 million in the comparable period in 2013. This decrease was primarily the result of a reduction in stock-based compensation charges and general payroll expenses of $0.2 million offset by an increase in incentive compensation of $0.1 million. We expect that our research and development expenses will increase as we invest in additional research and engineering personnel and the infrastructure required in support of their efforts. However, we expect that research and development expenses will decline as a percentage of total revenue in the long-term due to projected growth in product revenue.

Sales and Marketing Expenses

	Three Months Ended September 30,
	2014		2013		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	($ in thousands)
Sales and marketing expenses	$2,213	9%	$2,505	11%	$(292)	(12)%

Sales and marketing expenses decreased $0.3 million, or 12%, to $2.2 million for the three months ended September 30, 2014 from $2.5 million in the comparable period in 2013. The $0.3 million decrease was primarily due to a reduction in stock-based compensation charges of $0.3 million and external sales personnel of $0.1 million, offset by an increase in general payroll expenses related to an increase in sales personnel. We plan to continue to expand our sales force to support anticipated growth in customers and demand for our products. We expect that sales and marketing expenses will increase in absolute dollars in the long term as we increase sales personnel and our marketing efforts. However, we expect that sales and marketing expenses will decrease as a percentage of total revenue in the long-term due to projected growth in product revenue.

General and Administrative Expenses

	Three Months Ended September 30,
	2014		2013		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	($ in thousands)
General and administrative expenses	$3,966	16%	$4,353	20%	$(387)	(9)%

General and administrative expenses, or G&A expenses, decreased $0.4 million, or 9%, during the three months ended September 30, 2014 compared to the same period in 2013. G&A expenses as a percentage of total revenue decreased to 16% for the three months ended September 30, 2014 from 20% in the comparable period in 2013. The $0.4 million decrease was primarily the result of a reduction in stock-based compensation charges of $1.2 million offset by an increase in incentive compensation of $0.3 million, general payroll expenses of $0.1 million and $0.4 million of expenses in professional expenses incurred due to operating as a publicly traded company. We expect that G&A expenses will increase in absolute dollars in the long term as we incur additional expenses to operate as a public company and in support of the anticipated growth of our business. The increased G&A expenses we expect to incur related to operating as a publicly traded company include costs of compliance with securities, corporate governance and related regulations, investor relations expenses, increased insurance premiums, including director and officer insurance, and increased legal and audit fees. In addition, we expect to add general and administrative personnel to support the anticipated growth of our business and continued expansion of our manufacturing operations. However, we expect general and administrative expenses will decline as a percentage of total revenue in the long-term as a result of projected growth in product revenue.

Other Income (Expense)

	Three Months Ended September 30,
	2014		2013		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	($ in thousands)
Other income (expense):
Interest expense	$(47)	(0)%	$(8,038)	(37)%	$(7,991)	(99)%

Other expense of $0.1 during the three months ended September 30, 2014 was comprised primarily of costs related to our revolving line of credit. The decrease of $8.0 million in interest expense compared to the comparable period in 2013 was due to the repayment of the subordinated notes and the conversion of the senior convertible notes and convertible notes into equity in June 2014 upon completion of the IPO.

During the three months ended September 30, 2013 we incurred $8.0 million in interest expense comprised of a change in fair value of $0.8 million for subordinated notes, $1.8 million for senior convertible notes and $5.4 million for convertible notes.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

The following tables set forth a comparison of the components of our results of operations for the periods presented:

Revenue

	Nine Months Ended September 30,
	2014		2013
		Percentage of Revenue		Percentage of Revenue	Change
	Amount		Amount		Amount	Percentage
Revenue:
Product	$71,975	97%	$58,804	95%	$13,171	22%
Research services	2,440	3%	3,059	5%	(619)	(20)%

Total Revenue	$74,415	100%	$61,863	100%	$12,552	20%

The following chart sets forth product shipments in square feet for the periods presented:

	Nine Months Ended September 30,		Change
	2014	2013	Amount	Percentage
Product shipments in square feet (in thousands)	28,246	25,035	3,211	13%

Total revenue increased $12.6 million, or 20%, to $74.4 million for the nine months ended September 30, 2014 from $61.9 million in the comparable period in 2013, primarily as a result of an increase in product revenue.

Product revenue increased $13.2 million, or 22%, to $72.0 million for the nine months ended September 30, 2014 from $58.8 million in the comparable period in 2013. This increase was principally the result of an increase in sales of our aerogel products in the Asian and South American petrochemical markets and in the offshore oil market. The revenue increase reflects price increases during the last half of 2013 and the first nine months of September 30, 2014 and a shift in mix of aerogel products sold toward higher priced products. The average selling price of our products increased by $0.20, or 9%, to $2.55 per square foot for the nine months ended September 30, 2014 from $2.35 per square foot in the comparable period during 2013. In volume terms, product shipments increased 3.2 million square feet, or 13%, to 28.2 million square feet of aerogel products for the nine months ended September 30, 2014, as compared to 25.0 million square feet in the comparable period in 2013. The increase in demand during the nine months ended September 30, 2014 included increased sales of $10.3 million for use in a petrochemical facility expansion by a major Asian energy company, $3.3 million to a European contractor for various offshore projects and $1.8 million for use in offshore projects in the Gulf of Mexico by an Asia-based contractor.

Research services revenue decreased $0.6 million, or 20%, to $2.4 million for the nine months ended September 30, 2014 from $3.1 million in the comparable period in 2013. The decrease was primarily due to a reduction in active research contracts during the nine months ended September 30, 2014. During the nine months ended September 30, 2014, we provided research services on nine contracts in contrast to 18 contracts in the comparable period in 2013. This decrease in contracts is principally the result of certain limitations on our eligibility to receive contract awards under federal guidelines and programs due to a variety of factors including the size of our revenues, the number of our employees and the makeup of our ownership.

Product revenue was 97% and 95% of total revenue for the nine months ended September 30, 2014 and 2013, respectively. Research services revenue was 3% and 5% of total revenue for the nine months ended September 30, 2014 and 2013, respectively. We expect that product revenue will increase as a percentage of our total revenue due to the anticipated growth in demand for our products in the energy infrastructure market.

Cost of Revenue

	Nine Months Ended September 30,
	2014			2013			Change
	Amount	Percentage of Related Revenue	Percentage of Total Revenue	Amount	Percentage of Related Revenue	Percentage of Total Revenue
							Amount	Percentage
	($ in thousands)
Cost of revenue:
Product	$61,316	85%	82%	$53,256	91%	86%	$8,060	15%
Research services	1,255	51%	2%	1,457	48%	2%	(202)	(14)%

Total cost of revenue	$62,571	84%	84%	$54,713	88%	88%	$7,858	14%

Total cost of revenue increased $7.9 million, or 14%, to $62.6 million for the nine months ended September 30, 2014 from $54.7 million in the comparable period in 2013. The increase in total cost of revenue was the result of an increase of $5.2 million in material costs and an increase of $2.9 million in manufacturing expense to support increased product revenue, offset, in part, by a decrease of $0.2 million in cost of research services.

Product cost of revenue increased $8.1 million, or 15%, to $61.3 million for the nine months ended September 30, 2014 from $53.3 million in the comparable period in 2013. Product cost of revenue as a percentage of product revenue decreased to 85% during the nine months ended September 30, 2014 from 91% for the comparable period in 2013 as a result of a reduction in material costs and manufacturing expense on a per square foot basis. The reduction in material costs as a percentage of product revenue was the result of improved manufacturing yields and a reduced raw material cost per square foot. The reduction in manufacturing expense as a percentage of product revenue was the result of increased manufacturing capacity utilization and improved manufacturing throughput and efficiency, offset, in part, by an increase of $1.6 million in employee compensation expenses.

Research services cost of revenue decreased $0.2 million, or 14%, to $1.3 million for the nine months ended September 30, 2014 from $1.5 million in the comparable period in 2013. The decrease in research services cost of revenue was due to a reduction in active research contracts during 2014, offset, in part, by an unfavorable mix of labor and expense required to perform the contracted research.

Gross Profit

	Nine Months Ended September 30,
	2014		2013		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	($ in thousands)
Gross profit	$11,844	16%	$7,150	12%	$4,694	66%

Gross profit increased $4.7 million, or 66%, to $11.8 million for the nine months ended September 30, 2014 from $7.2 million in the comparable period in 2013. The increase in gross profit of $4.7 million was principally the result of a reduction in material costs and manufacturing expenses as a percentage of product revenue due to improved manufacturing yields, purchasing efficiency and productivity at our East Providence facility, offset, in part, by an increase in employee compensation expenses of $1.6 million. In addition, price increases during 2013 and 2014 and the mix of aerogel products sold also contributed to the increase in gross profit during the nine months ended September 30, 2014 as compared to the same period in the prior year. Gross profit as a percentage of total revenue increased to 16% of total revenue for the nine months ended September 30, 2014 from 12% in the comparable period in 2013.

Research and Development Expenses

	Nine Months Ended September 30,
	2014		2013		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	($ in thousands)
Research and development expenses	$4,461	6%	$3,801	6%	$660	17%

Research and development expenses increased $0.7 million, or 17%, to $4.5 million for the nine months ended September 30, 2014 from $3.8 million in the comparable period in 2013. This $0.7 million increase was primarily the result of a $0.8 million increase in employee compensation expenses including $0.7 million of stock-based compensation charges and $0.1 million of incentive compensation expenses, offset by a reduction in outside engineering services of $0.1 million.

Sales and Marketing Expenses

	Nine Months Ended September 30,
	2014		2013		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	($ in thousands)
Sales and marketing expenses	$7,871	11%	$6,984	11%	$887	13%

Sales and marketing expenses increased $0.9 million, or 13%, to $7.9 million for the nine months ended September 30, 2014 from $7.0 million in the comparable period in 2013. The $0.9 million increase is the result of a $0.5 million increase in stock-based compensation charges and a $0.4 million increase in payroll and related costs associated with an increase in sales personnel. Sales and marketing expenses as a percentage of total revenue remained consistent at 11% during both the nine months ended September 30, 2014 and September 30, 2013.

General and Administrative Expenses

	Nine Months Ended September 30,
	2014		2013		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	($ in thousands)
General and administrative expenses	$12,894	17%	$9,693	16%	$3,201	33%

G&A expenses increased $3.2 million, or 33%, during the nine months ended September 30, 2014 compared to the comparable period in 2013. G&A expenses as a percentage of total revenue increased to 17% for the nine months ended September 30, 2014 from 16% in the comparable period in 2013. The $3.2 million increase was primarily the result of an increase in stock based compensation charges of $2.0 million, an increase in incentive compensation expenses of $0.3 million, an increase in general payroll expenses of $0.2 million and an increase in professional services expenses of $0.7 million resulting from operating as publicly-traded company.

Other Income (Expense)

	Nine Months Ended September 30,
	2014		2013		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
Other income (expense):
Interest expense	$(50,225)	(67)%	$(20,292)	(33)%	$(29,933)	148%
Gain on extinguishment of convertible notes	—	—%	8,898	14%	(8,898)	NA
Loss on exchange of convertible notes	—	—%	(5,697)	(9)%	5,697	NA
Costs associated with postponed public offering	—	—%	(241)	(0)%	241	NA

Total other expense, net	$(50,225)	(67)%	$(17,332)	(28)%	$(32,893)	(190)%

Total other expense was $50.2 million for the nine months ended September 30, 2014 as compared to $17.3 million in the comparable period in 2013.

During the nine months ended September 30, 2014, we incurred $50.2 million in interest expense comprised of changes in fair value of $1.5 million for the subordinated notes, $11.4 million for the senior convertible notes and $37.1 million for the convertible notes, and $0.2 million in debt closing costs and other interest expense. The changes in fair value of the respective notes were calculated based on the final payment and conversion amounts of the notes into equity at the closing of our initial public offering. The increase of $32.9 million period over period was due primarily to the accretion of the convertible notes to their final conversion value during the nine months ended September 30, 2014.

During the nine months ended September 30, 2013, we incurred $20.3 million in interest expense comprised of changes in fair value of the subordinated notes of $3.0 million, senior convertible notes of $3.3 million, expense related to recognition of fair value upon issuance of Series C preferred stock warrants of $10.7 million and interest expense of $2.1 million on the convertible notes. In addition, we recorded financing costs of $0.6 million and other interest charges of $0.6 million to interest expense during the period.

During the nine months ended September 30, 2013, we also incurred a $5.7 million loss on exchange of convertible notes, an $8.9 million gain on the extinguishment of convertible notes and $0.2 million of costs associated with a postponed public offering. No such transactions occurred during the nine months ended September 30, 2014.

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

We believe that our existing cash balance and available credit will be sufficient (i) to fund the design, development and construction of our third production line in East Providence, and (ii) to fund a portion of the design, development and construction of a second production plant in Europe, Asia or North America. We expect to supplement our cash balance with anticipated cash flows from operations, local government grants, debt financings and potential equity financings to provide the capital required to complete the first production line in our second facility.

Primary Sources of Liquidity

Our principal source of liquidity is currently our cash and cash equivalents. Cash and cash equivalents consist primarily of cash on deposit with banks. As of September 30, 2014, we had $53.7 million of cash.

From our inception to September 2014, our primary sources of liquidity were funds raised through issuances of common stock, preferred stock, subordinated notes, senior convertible notes and convertible notes to venture capital funds and other private investors. In June 2014, we completed an initial public offering of our common stock and received net proceeds after underwriting discounts and offering expenses of $74.7 million. Upon the closing of the offering, all principal and accrued interest of our senior convertible notes and our convertible notes automatically converted into shares of our common stock. In addition, we utilized $19.8 million of the net proceeds of the offering to repay all amounts outstanding under our subordinated notes and revolving credit facility. At September 30, 2014, our total debt obligations were $0.2 million in capital lease obligations. At September 30, 2014, we also had $1.7 million of outstanding letters of credit.

In March 2011, we entered into a $10.0 million revolving credit facility with Silicon Valley Bank. This facility has been amended at various dates through 2014. On September 3, 2014, we amended our line of credit agreement to extend the maturity date of the facility to August 31, 2016 and increase the maximum amount we are permitted to borrow, subject to continued covenant compliance and borrowing base requirements, from $10 million to $20.0 million. At our election, the interest rate applicable to borrowings under the amended line of credit may be based on the prime rate or the LIBOR. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 1.75% per annum, while LIBOR-based rates vary from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum.

Based on the available borrowing base, the effective amount available to us at September 30, 2014 was $10.7 million due to the $1.7 million of outstanding letters of credit. As of September 30, 2014, we had no outstanding balance drawn on the line of credit. In addition, we are required to pay a monthly unused revolving line facility fee of 0.5% per annum of the average unused portion of the revolving credit facility. The revolving credit facility has a maturity date of August 31, 2016.

Analysis of Cash Flow

Net Cash Provided by (Used in) Operating Activities

During the nine months ended September 30, 2014, we generated $1.9 million net cash from operating activities, as compared to using $14.0 million in net cash during the comparable period of 2013, an increase of $15.9 million. This increase was primarily the result of the change in net loss adjusted for non-cash items in the period of $3.7 million and an increase in cash from changes in operating assets and liabilities of $12.2 million.

Net Cash Used in Investing Activities

Net cash used in investing activities is primarily related to capital expenditures to support our growth. Net cash used in investing activities for the nine months ended September 30, 2014 and 2013 was $4.6 million and $1.7 million, respectively, and included capital expenditures primarily for machinery and equipment to improve the throughput and efficiency and to expand the capacity of our East Providence manufacturing operations.

Net Cash Provided by Financing Activities

Cash flows from financing activities primarily include (i) the net proceeds from the completion of our initial public offering, (ii) issuances of senior convertible notes and convertible notes, (iii) repayments of our subordinated notes, (iv) borrowings and repayments under our line of credit, (v) repayments under capital leases, (vi) issuances of common stock, and (vii) related expenses.

Net cash provided by financing activities for the nine months ended September 30, 2014 totaled $54.8 million. Financing activities during the period included $74.7 million of net proceeds from the initial public offering and $4.5 million for borrowings under the line of credit, offset, in part, by $18.8 million of repayments on our subordinated notes, $5.5 million of repayments under the line of credit and other payments of $0.1 million.

Net cash provided by financing activities for the nine months ended September 30, 2013 totaled $16.3 million. Financing activities during the period primarily consisted of $18.5 million of proceeds from the issuance of senior convertible notes offset by $0.9 million of related financing costs and $1.3 million of net repayments under the line of credit.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in these accounting policies have the greatest potential impact on our financial statements; and therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See our Prospectus and note 3 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information about these critical accounting policies, as well as a description of our other significant accounting policies.

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

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business. At September 30, 2014, we had unrestricted cash of $53.7 million. These amounts were held for working capital purposes in our operating cash account at a financial institution in the United States. We believe that we do not have any material exposure to changes in the fair value of our cash as a result of changes in interest rates.

As of September 30, 2014, we have no debt outstanding other than capital leases obligations of approximately $0.2 million with fixed interest rates. In September 2014, we amended our revolving credit agreement to extend the maturity date of the facility to August 31, 2016 and increase the maximum amount we are permitted to borrow, subject to continued covenant compliance and borrowing base requirements, from $10 million to $20.0 million. As of September 30, 2014, we had no outstanding balance drawn on the revolving credit facility and outstanding letters of credit of $1.7 million. At our election, the interest rate applicable to borrowings under the amended line of credit may be based on the prime rate or the LIBOR. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 1.75% per annum, while LIBOR-based rates vary from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum. Based on the available borrowing base, the effective amount available to us at September 30, 2014 was $10.7 million due to the $1.7 million of outstanding letters of credit.

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

As of September 30, 2014, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded, that, as of September 30, 2014, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. During the three months ended September 30, 2014, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 1A.	Risk Factors.

Risks Related to Our Business and Strategy

We have incurred net losses since our inception, and we may continue to incur net losses in the future and may never reach profitability.

We have a history of losses, and we may not ever achieve profitability. We experienced net losses of $32.8 million, $56.1 million and $47.6 million for the years ended December 31, 2011, 2012 and 2013, respectively, and $63.6 million for the nine months ended September 30, 2014. As of September 30, 2014, our accumulated deficit was $396.4 million. We expect to continue to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Our expenses include sales and marketing, research and development, and general and administrative costs. Furthermore, these expenses are not the only factors that may contribute to our net losses. For example, interest expense on any debt that we incur in the future could contribute to our net losses. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving profitability, or sustaining profitability if we do achieve it. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

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

While we had cash provided by operating activities of $1.9 million for the nine months ended September 30, 2014, we expect that for the foreseeable future our overall cash flow will remain negative. In particular, we will need cash to fund our significant planned future capital expenditures to expand our manufacturing capacity. We will also require significant amounts of working capital to support our growth and we will need to increase our inventories of raw materials and our products as we seek to grow our business. In addition, from time to time, we may have debt maturities that will require cash in order to repay those obligations. We may not achieve sufficient revenue growth to generate positive future cash flow and, therefore, we may need to raise additional capital from investors to achieve our expected growth. An inability to generate positive cash flow for the foreseeable future or raise additional capital on reasonable terms, if at all, may decrease our long-term viability.

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

Our continued growth requires that we increase our production capacity. Consequently, we are engaged in the design, engineering and initial procurement phase of building a third production line in our manufacturing facility in East Providence and also plan to construct a second manufacturing facility located in Europe, Asia or North America. If, for any reason, including our inability to obtain financing, the third production line or the second manufacturing facility should fail to be completed in a timely manner, or at all, or any of the production lines in any future manufacturing facilities do not operate according to our expectations, sales may be impeded, our growth may be hindered and our business or results of operations may be materially adversely affected.

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

The growth of our business will depend on substantial amounts of additional capital for construction of new production lines or facilities, ongoing operating expenses and continued development of our aerogel product lines. Our capital requirements will depend on many factors, including the rate of our revenue growth, our introduction of new products and enhancements to existing products, and our expansion of sales and marketing and product development activities. In particular, our plans to construct a second manufacturing facility in Europe, Asia or North America are dependent on our ability to secure grants from governments and to raise debt and potentially equity. There is no assurance of our ability to obtain any such type of financing on terms acceptable to us or at all.

In addition, we may consider strategic acquisitions of complementary businesses or technologies to grow our business, which could require significant capital and could increase our capital expenditures related to future operation of the acquired business or technology.

We may not be able to obtain loans or additional capital on acceptable terms or at all. Moreover, our loan and security agreement with Silicon Valley Bank under which we have the ability to borrow up to $20.0 million contain restrictions on our ability to incur additional indebtedness, which, if not waived, could prevent us from obtaining needed capital. Any future credit facilities or debt instruments would likely contain similar restrictions. We may not be able to obtain bank credit arrangements or effect an equity or debt financing on terms acceptable to us or at all in order to fund our future capacity expansion plans. A failure to obtain additional financing when needed could adversely affect our ability to maintain and grow our business.

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

Growth has placed significant demands on our management systems and our infrastructure. If we fail to manage our growth effectively, we may be unable to execute our business plan, address competitive challenges and meet applicable product specifications and technical and delivery requirements.

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

All of these measures will require significant expenditures and will demand the attention of management. At certain points in the past, significant growth in demand for our product has put our management and manufacturing systems under strain. In addition, the physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Furthermore, we compete for personnel and advisors with other companies and other organizations, many of which are larger and have greater name recognition and financial and other resources than we do. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and adequately train additional qualified personnel or retain personnel. Any inability to manage growth could result in a loss of existing customers and revenues, delays in the execution of our business plans, and disruption of our operations. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, results of operations and financial condition would be harmed.

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

From time to time we have had difficulty consistently producing product that meets applicable product specifications and technical and delivery requirements, and such difficulties could expose us to financial, contractual or other liabilities.

Our insulation products are technologically advanced and require a precise and complex manufacturing process. Because of the precision and complexity of this manufacturing process and the high-performance characteristics of our products, from time to time we have had difficulty consistently producing product that meets applicable specifications and technical and delivery requirements, including our, our customers’ and the end-user’s specifications and requirements. The rapid growth in demand for our products has contributed to this difficulty by putting significant pressure on our management, our personnel and our production facilities. See “Risk Factors — Growth has placed significant demands on our management systems and our infrastructure. If we fail to manage our growth effectively, we may be unable to execute our business plan, address competitive challenges and meet applicable product specifications and technical and delivery requirements.” Any failure to meet these product specifications or technical and delivery requirements could result in the termination of existing customer contracts or purchase orders, the elimination or reduction of future purchase orders, the impairment of customer relationships, and the incurrence of financial, contractual or other liabilities. Products that do not meet these specifications or requirements may also expose us to warranty and product liability claims and associated adverse publicity. Any such termination, reduction, impairment, liability or publicity could result in a broader loss of existing customers and revenues and delay the execution of our business plans, disrupt our operations and harm our results of operation and financial condition.

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

A substantial portion of our sales are to shipment destinations outside the United States, including in Canada, Taiwan, Brazil, South Korea, Norway, Japan, Germany, Singapore, India and the United Kingdom. Total revenue generated from outside of the United States, based on our shipment destination or research services location, amounted to $30.8 million or 67% of total revenue, $43.5 million or 69% of total revenue, and $55.9 million or 65% of total revenue, in the years ended December 31, 2011, 2012 and 2013, respectively, and $39.4 million or 64% of total revenue and $48.9 million or 66% of total revenue in the nine months ended September 30, 2013 and 2014, respectively. In addition, we may expand our operations outside of the United States, including our manufacturing operations in connection with our planned second manufacturing facility expected to be located in Europe, Asia or North America. As a result, we are subject to a number of risks, including, but not limited to:

•	labor rules and collective bargaining arrangements in foreign jurisdictions, in particular in the event that our planned second manufacturing facility is located outside of the United States;

•	difficulty in staffing and managing (including ensuring compliance with internal policies and controls) geographically widespread operations;

•	the effect of applicable U.S. and foreign tax structures, including tax rates that may be higher than tax rates in the United States or taxes that may be duplicative of those imposed in the United States;

•	trade relations between the United States and those foreign countries in which our customers and suppliers have operations, including protectionist measures such as tariffs and import or export licensing requirements;

•	general economic and political conditions in each country, which may interfere with, among other things, our supply chain, our customers and all of our activities in a particular location;

•	difficulty in the enforcement of contractual obligations in non-U.S. jurisdictions and the collection of accounts receivable from foreign accounts;

•	different regulatory regimes in the various countries in which we operate or sell our products;

•	inadequate intellectual property protection in foreign countries;

•	the difficulties and increased expense in complying with multiple and potentially conflicting domestic and foreign laws, regulations, product approvals and trade standards, including the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in non-U.S. jurisdictions, as well as the rules and regulations of the U.S. Office of Foreign Assets Control and similar sanctions laws;

•	foreign currency exchange controls, restrictions and fluctuations, which could result in reduced revenue and increased operating expense;

•	transportation delays or interruptions; and

•	terrorist activity and political unrest, particularly given the use of our products at energy facilities.

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

A substantial majority of our revenue is generated from sales to a limited number of direct customers, including distributors, contractors and OEMs. For the years ended December 31, 2011, 2012 and 2013, total revenue from our top ten direct customers represented 60%, 59% and 65% of our revenues, respectively, and represented 63% of our revenues for the nine months ended September 30, 2014. In 2011, Enershield Industries Ltd. represented 13% of our total revenue and Aerogel Korea Co., Ltd. represented 10% of our total revenue; in 2012, Distribution International represented 13% of our total revenue; in 2013, Distribution International, Inc. represented 15% of our total revenue and AllTech Consulting Co., Ltd. represented 11% of our total revenue; for the nine months ended September 30, 2013, sales to Distribution International, Inc. and AllTech Consulting Co., Ltd represented 14% and 13% of our total revenue, respectively; and for the nine months ended September 30, 2014, a major Asian energy company and Technip represented 14% and 10% of our total revenue. For each of the periods discussed above, there were no other customers that represented 10% or more of our total revenues. Although the composition of our significant distributors, contractors and OEMs will vary from period to period, we expect that most of our revenues will continue, for the foreseeable future, to come from sales to a relatively small number of direct customers. In addition, we understand from our direct customers that a substantial majority of their sales of our products are to a small number of end-use customers.

Our direct customer concentration also creates risk for accounts receivable exposure. As of September 30, 2014, one of our direct customers accounted for 18% of our accounts receivable.

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

For a significant portion of our revenues, we rely on sales to distributors who then sell our products to end-users in our target markets. Our success depends, in part, on our maintaining satisfactory relationships with these distributors. Our distributors require us to meet expectations of delivery, quality and pricing of our products, at both the distribution channel level and at the level of the end-user of our products. If we fail to meet expected standards, our revenues would decline and this could materially adversely affect our business, results of operations and financial condition. In addition, we have been unable at times to produce sufficient amounts of our products to meet demand from our customers and we may not be able to avoid capacity constraints in the future if demand exceeds our expectations or we fail to bring into operation as planned the third production line at our East Providence facility or the second manufacturing facility to be located in Europe, Asia or North America. If we are unable to deliver our products within such short timeframes, we may be at risk of losing direct or end-use customers. Accordingly, shortfalls in sales could materially adversely affect our business and results of operations.

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

Our contracts with U.S. government agencies are subject to the availability of appropriated funds. The U.S. government funds our contract research work through a variety of funding programs that rely on monies appropriated by Congress. At any point, the availability of funding could change, thus reducing the opportunities for new or continued revenues to us from government contract work. Revenue from contracts with U.S. government agencies constituted 7.0%, 4.8%, 4.7% and 3.3% of total revenue in 2011, 2012, 2013 and the first nine months of 2014, respectively. We expect that our revenue under such contracts will continue to decline due to the recent trend toward tightening of federal spending guidelines and programs.

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

At September 30, 2014, we had $173.3 million of net operating losses available to offset future federal income, if any, which expire on various dates through December 31, 2033. We expect that our initial public offering completed on June 18, 2014 resulted in an ownership change and, as a result, we expect a significant portion of these net operating losses will likely expire unutilized.

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

Where we consider it appropriate, our strategy is to seek patent protection in the United States and other countries on technologies used in or relating to our aerogel product forms, applications and manufacturing technologies. As of September 30, 2014, we had 21 issued U.S. patents and 34 issued foreign patents, including two U.S. patents and one European patent that we co-own with third parties. The issuance of a patent is not conclusive as to its scope, validity or enforceability. Thus, any patent held by us or to be issued to us from a pending patent application, could be challenged, invalidated or held unenforceable in litigation or proceedings before the U.S. Patent and Trademark Office and/or other patent tribunals. Third parties could develop technologies that circumvent the patent protection we have secured. No consistent policy regarding the breadth of patent claims has emerged to date in the United States and the landscape could become more uncertain in view of future rule changes by the United States Patent and Trademark Office, the introduction of patent reform legislation and decisions in patent law cases by the federal courts including the United States Supreme Court.

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

As of September 30, 2014, we had 17 pending U.S. patent applications and 15 pending foreign patent applications, as well as a family of pending foreign patent applications that we co-own with another third party. Our pending patent applications are directed to various enabling technologies for the product forms, applications and manufacturing technologies that support our current business, as well as aspects of products under development or contemplated for the future. The issuance of patents from these applications involves complex legal and factual questions and, thus, we cannot assure you that any of our pending patent applications will result in the issuance of patents to us. The U.S. Patent and Trademark Office, relevant foreign patent offices and other relevant patent tribunals may deny or require significant narrowing of claims in our pending patent applications. Patents issued as a result of any of our pending patent applications may not cover our enabling technology and/or the products or processes that support our current or future business or afford us with significant commercial protection against others with similar technology. Proceedings before the U.S. Patent and Trademark Office could result in adverse decisions as to the priority of our inventions and the narrowing or invalidation of claims in issued patents. In addition, our pending patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus foreign patent applications may not be granted even if counterpart United States patents are issued.

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

Although our independent registered public accounting firm did not complete an audit of internal controls over financial reporting as of December 31, 2013, one significant deficiency in internal controls was identified in connection with the preparation of our financial statements. In light of our becoming a public company, we determined that we had a significant deficiency relating to our need for additional accounting and financial reporting staff. While we have taken actions to remediate this significant deficiency, including hiring external consultants to provide additional resources in connection with the 2013 year-end and hiring an additional full-time financial and accounting staff person during the quarter ended June 30, 2014, we cannot assure you that there will not be material weaknesses or other significant deficiencies in our internal controls in the future.

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

Since our initial listing on The New York Stock Exchange on June 13, 2014, the trading market in our common stock has been limited and substantially less liquid than the average trading market for companies quoted on the New York Stock Exchange. The quotation of our common stock on The New York Stock Exchange does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. An absence of an active trading market could adversely affect our stockholders’ ability to sell our common stock at current market prices in short time periods, or possibly at all. An inactive market may also impair our ability to raise capital by selling our common stock and may impair our ability to acquire other companies, products or technologies by using our common stock as consideration. Additionally, market visibility for our common stock may be limited and such lack of visibility may have a depressive effect on the market price for our common stock. As of September 30, 2014, more than 55% of our outstanding shares of common stock was held by our officers, directors, beneficial owners of 5% or more of our securities and their respective affiliates, which adversely affects the liquidity of the trading market for our common stock, in as much as federal securities laws restrict sales of our shares by these stockholders. If our affiliates continue to hold their shares of common stock, there will be limited trading volume in our common stock, which may make it more difficult for investors to sell their shares or increase the volatility of our stock price. In addition, approximately 15,490,845 shares of common stock are currently restricted from resale under securities laws or as a result of lock-up agreements, further limiting the liquidity of our common stock.

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

As of September 30, 2014, our officers, directors and principal stockholders and their affiliates collectively controlled approximately 55.5% of our outstanding common stock without giving effect to the voting waiver by the Fidelity Funds referenced in the immediately subsequent risk factor. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

As a result of the issuance of shares of our common stock upon conversion of our convertible notes and the reverse stock split at the time of our initial public offering, the percentage of our outstanding shares held by our executive officers on a fully diluted basis (including shares issuable upon exercise of options held by our executive officers) is approximately 0.2%, which is significantly less than the approximately 5.4% it would have been had the initial public offering price of our common stock been at the mid-point of the price range indicated in our preliminary prospectus, subject to completion, dated June 2, 2014 rather than at the actual public offering price of $11.00 as described in the Prospectus. We have historically used stock options as a means of seeking to align employee incentives with the interests of our stockholders. Given the reduction in the anticipated equity incentive component for our employees as noted above, we granted stock options and restricted stock units to employees in September 2014. As a result of this grant, the percentage of our outstanding shares held by our executive officers on a fully diluted basis increased to 2.9%.

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

The 15,438,137 registrable shares of common stock outstanding represent approximately 67% of the total number of shares of our common stock outstanding as of September 30, 2014. By exercising their registration rights and selling a large number of shares, these holders could cause the prevailing market price of our common stock to decline.

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

(a) Unregistered Sales of Equity Securities. Not applicable.

(b) Use of Proceeds from Initial Public Offering of Common Stock. We registered shares of our common stock in connection with our initial public offering pursuant to a registration statement on Form S-1 (File No. 333-195523), which was declared effective by the SEC on June 12, 2014, and a registration statement on Form S-1 (File No. 333-196719) filed pursuant to Rule 462(b) of the Securities Act of 1933, as amended, or the Securities Act.

We received aggregate net proceeds from the offering of approximately $74.7 million, after deducting $4.3 million of underwriting discounts and approximately $3.5 million of offering expenses.

As of September 30, 2014, we have used $19.8 million of the net proceeds of the offering to repay all amounts outstanding under our subordinated notes and our revolving credit facility and $2.4 million of the net proceeds of the offering for capital expenditures. The remainder of the net proceeds is held in a deposit account with a major financial institution in North America. We have broad discretion in the use of the net proceeds from our initial public offering and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our stock. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in the Prospectus.

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers. We did not repurchase any of our equity securities during the quarter ended September 30, 2014.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits

10.1	Amended and restated loan and security agreement, dated September 3, 2014 and effective as of August 31, 2014, by and between the Company and Silicon Valley Bank (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 9, 2014 (File No. 001-36481) and incorporated herein by reference).

10.2+	2014 employee, director and consultant equity incentive plan (previously filed as Exhibit 99.10 to the Registration Statement on Form S-8 filed on August 13, 2014 (File No. 333-198124) and incorporated herein by reference).

10.3+	Form of restricted stock unit agreement for executive officers under 2014 employee, director and consultant equity incentive plan.

10.4+	Form of restricted stock agreement for directors under 2014 employee, director and consultant equity incentive plan (previously filed as Exhibit 10.2.3 to Amendment No. 1 to the Registration Statement on Form S-1 filed on May 14, 2014 as the form of restricted stock agreement under 2014 employee, director and consultant equity incentive plan (File No. 333-195523) and incorporated herein by reference under its revised name).

31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Aspen Aerogels, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited) as of September 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2014 and 2013, (iii) the Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2014 and 2013, and (iv) the Notes to Consolidated Financial Statements (unaudited).

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPEN AEROGELS, INC.

Date: November 7, 2014	By:	/s/ Donald R. Young
Donald R. Young
President and Chief Executive Officer (principal executive officer)

Date: November 7, 2014	By:	/s/ John F. Fairbanks
John F. Fairbanks
Vice President, Chief Financial Officer and Treasurer (principal accounting and financial officer)