Form 10-Q
period 2015-03-31
ASPEN AEROGELS INC
filed 2015-05-08
CIK 1145986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015, the registrant had 22,992,273 shares of common stock outstanding.

ASPEN AEROGELS, INC.

Trademarks, Trade Names and Service Marks

We own or have rights to use “Aspen Aerogels,” “Cryogel,” “Pyrogel,” “Spaceloft,” the Aspen Aerogels logo and other trademarks, service marks and trade names of Aspen Aerogels, Inc. appearing in this quarterly report on Form 10-Q. Solely for convenience, the trademarks, service marks and trade names referred to in this report are without the ® and TM symbols, but such references are not intended to indicate, in any way, that the owner thereof will not assert, to the fullest extent under applicable law, such owner’s rights to these trademarks, service marks and trade names. This report contains additional trademarks, service marks and trade names of other companies, which, to our knowledge, are the property of their respective owners.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

ASPEN AEROGELS, INC.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2015	December 31, 2014
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$33,010	$49,719
Marketable securities	2,501	—
Accounts receivable, net of allowance for doubtful accounts	19,260	17,924
Inventories	5,905	4,897
Prepaid expenses and other current assets	1,195	836

Total current assets	61,871	73,376
Property, plant and equipment, net	79,520	71,492
Other assets	130	175

Total assets	$141,521	$145,043

Liabilities and Stockholders’ Equity
Current liabilities:
Capital leases, current portion	$77	$76
Accounts payable	13,390	14,202
Accrued expenses	3,325	5,588
Deferred revenue	1,362	292
Other current liabilities	50	50

Total current liabilities	18,204	20,208
Capital leases, excluding current portion	69	89
Other long-term liabilities	1,027	1,030

Total liabilities	19,300	21,327
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2015 and December 31, 2014;	—	—
Common stock, $0.00001 par value; 125,000,000 shares authorized, 22,992,273 shares issued and outstanding at March 31, 2015 and at December 31, 2014	—	—
Additional paid-in capital	524,095	522,800
Accumulated deficit	(401,874)	(399,084)

Total stockholders’ equity	122,221	123,716

Total liabilities and stockholders’ equity	$141,521	$145,043

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands, except share and per share data)
Revenue:
Product	$23,211	$21,493
Research services	289	870

Total revenue	23,500	22,363
Cost of revenue:
Product	18,845	18,541
Research services	141	476

Gross profit	4,514	3,346
Operating expenses:
Research and development	1,304	1,284
Sales and marketing	2,332	2,238
General and administrative	3,623	2,722

Total operating expenses	7,259	6,244

Loss from operations	(2,745)	(2,898)

Interest (expense) income	(45)	(16,151)

Total interest (expense) income	(45)	(16,151)

Net loss	$(2,790)	$(19,049)

Net loss attributable to common stockholders	$(2,790)	$(19,049)

Net loss attributable to common stockholders per share:
Basic	$(0.12)	$(6,066.56)

Diluted	$(0.12)	$(6,066.56)

Weighted-average common shares outstanding:
Basic and diluted	22,992,273	3,140

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net loss	$(2,790)	$(19,049)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,184	2,631
Loss on disposal of assets	—	15
Debt issuance costs	—	17
Accretion of debt to fair value	—	16,071
Stock compensation expense	1,295	339
Other	—	(3)
Changes in operating assets and liabilities:
Accounts receivable	(1,336)	2,509
Inventories	(1,008)	(767)
Prepaid expenses and other assets	(339)	65
Accounts payable	(471)	415
Accrued expenses	(2,263)	(1,923)
Deferred revenue	1,070	459

Net cash (used in) provided by operating activities	(3,658)	779

Cash flows from investing activities:
Capital expenditures	(10,531)	(1,108)
Purchases of marketable securities	(2,501)	—

Net cash used in investing activities	(13,032)	(1,108)

Cash flows from financing activities:
Borrowings under line of credit	—	4,500
Repayments under line of credit	—	(4,000)
Financing costs	—	(17)
Repayment of obligations under capital lease	(19)	(23)
Proceeds from issuance of common stock	—	2
Deferred offering costs	—	(552)

Net cash used in financing activities	(19)	(90)

Net decrease in cash and cash equivalents	(16,709)	(419)
Cash and cash equivalents at beginning of period	49,719	1,574

Cash and cash equivalents at end of period	$33,010	$1,155

Supplemental disclosures of cash flow information:
Interest paid	$45	$62

Income taxes paid	$—	$—

Supplemental disclosures of non-cash activities:
Changes in accrued capital expenditures	$(341)	$(260)

Capitalized interest	$—	$17

Unpaid deferred initial public offering costs	$—	$1,180

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

On June 18, 2014, the Company completed an initial public offering (IPO) of 7,500,000 shares of its common stock at a public offering price of $11.00 per share. The Company received net proceeds of $74.7 million after deducting underwriting discounts and commissions of $4.3 million and offering expenses of approximately $3.5 million. Upon the closing of the offering, all of the Company’s then-outstanding (i) warrants to purchase Series C preferred stock (the “Series C warrants”) were subject to an automatic net cashless exercise, (ii) convertible preferred stock (including the shares of Series C preferred stock issued upon the automatic net cashless exercise of Series C warrants) automatically converted into 115,982 shares of common stock, and (iii) Convertible Notes and Senior Convertible Notes (see note 7) automatically converted into 15,319,034 shares of common stock.

Prior to the closing of the offering, the Company completed a 1-for-824.7412544 reverse stock split of its common stock. All common shares and related per share amounts in the financial statements and notes have been adjusted retroactively to reflect the reverse stock split.

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2014 (the Annual Report), filed with the Securities and Exchange Commission on March 13, 2015.

In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments that are of a normal recurring nature and necessary for the fair statement of the Company’s financial position as of March 31, 2015 and the results of its operations and cash flows for the three months ended March 31, 2015 and 2014. The Company has evaluated events through the date of this filing.

The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or any other period.

There have been no changes to our significant accounting policies described in the Annual Report that have had a material impact on our consolidated financial statements and notes thereto.

Principles of Consolidation

The accompanying consolidated financial statements, which have been prepared in accordance with U.S. GAAP, include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

(2) Significant Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements requires the Company to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include allowances for doubtful accounts, sales returns and allowances, inventory valuation, the carrying amount of property and equipment, fair value of debt and capital stock, stock-based compensation and deferred income taxes. The Company evaluates its estimates and assumptions on an on-going basis using historical experience and other factors, including the current economic environment, which it believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity markets and declines in business investment increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Cash and Cash Equivalents

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

Marketable Securities

Marketable securities consist primarily of marketable debt securities which are classified as available-for-sale and are carried at fair value at March 31, 2015. The Company held no marketable securities at December 31, 2014. The unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income (loss). The Company considers all highly liquid investments with maturities of 90 days or less at the time of purchase to be cash equivalents, and investments with maturities of greater than 90 days at the time of purchase to be marketable securities. When a marketable security incurs a significant unrealized loss for a sustained period of time, the Company will review the instrument to determine if it is other-than-temporarily impaired. If it is determined that an instrument is other-than-temporarily impaired, the Company will record the unrealized loss in the consolidated statement of operations.

The following table classifies our marketable securities by contractual maturities as of March 31, 2015 (in thousands):

Description	Fair Value
Due in one year or less	$2,501
Due in more than one year	—

Total marketable securities	$2,501

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of changes in the fair market value of available-for-sale securities. As of March 31, 2015, amortized cost of available-for-sale securities approximated fair value.

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

Under the Fair Value Option Subsections of Financial Accounting Standards Board (FASB) ASC Subtopic 825-10, Financial Instruments — Overall, the Company has the irrevocable option to report most financial assets and financial liabilities at fair value on an instrument by instrument basis, with changes in fair value reported in earnings each reporting period. As a result of electing this option, the Company recorded its previously outstanding Subordinated Notes, Senior Convertible Notes and Convertible Notes at fair value in order to measure these liabilities at amounts that more accurately reflect the economics of these instruments (see note 7).

During the three month period ended March 31, 2014, the Company valued its then outstanding Subordinated Notes, Senior Convertible Notes and Convertible Notes utilizing Level 3 inputs.

Upon the completion of the Company’s IPO discussed in note 1, the Company used a portion of the net proceeds to settle all obligations under the Subordinated Notes in full, and the Senior Convertible Notes and Convertible Notes automatically converted into 15,319,034 shares of common stock.

At March 31, 2015, the Company held marketable debt securities classified as available-for-sale securities totaling $2.5 million, which were valued utilizing Level 1 inputs. The Company held no marketable securities at December 31, 2014.

Stock-based Compensation

Stock-based compensation expense is measured at the grant date based on the fair value of the award. Expense is recognized on a straight-line basis over the requisite service period for all awards with service conditions. For performance-based awards, the grant date fair value is recognized as expense when the condition is probable of being achieved, and then on a graded basis over the requisite service period. The Company uses the Black-Scholes option-pricing model to determine the fair value of service-based option awards, which requires a number of complex and subjective assumptions including fair value of the underlying security, the expected volatility of the underlying security, a risk-free interest rate and the expected term of the option. The fair value of restricted stock and restricted stock unit grants is determined using the closing trading price of the Company’s common stock on the date of grant.

In March 2015, the Company issued 219,944 restricted common stock units (RSUs) and non-qualified stock options (NSOs) to purchase 231,223 shares of common stock to employees under the 2014 Employee, Director and Consultant Equity Incentive Plan (the 2014 Equity Plan). The RSUs and NSOs will vest over a three year period. Pursuant to the “evergreen” provisions of the 2014 Equity Plan, the number of shares of common stock available for issuance under the plan automatically increased to 3,698,257 shares effective January 1, 2015.

Earnings per Share

The Company calculates net loss per common share based on the weighted-average number of common shares outstanding during each period. Potential common stock equivalents are determined using the treasury stock method. The weighted-average number of common shares included in the computation of diluted net loss gives effect to all potentially dilutive common equivalent shares, including outstanding stock options, restricted common stock units and warrants. Common equivalent shares are excluded from the computation of diluted net loss per share if their effect is antidilutive.

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

Information about the Company’s revenues, based on shipment destination or services location, is presented in the following table:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Revenue:
U.S.	$10,684	$10,650
International	12,816	11,713

Total	$23,500	$22,363

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

(3) Fair Value Measurements

		Fair Value Measurement at Reporting Date Using
Description	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities:
U.S. corporate bonds	$1,003	$1,003	$—	$—
Foreign corporate bonds	1,498	1,498	—	—

Total	$2,501	$2,501	$—	$—

As of March 31, 2015, amortized cost available-for-sale securities approximated fair value.

(4) Inventories

Inventories consist of the following:

	March 31, 2015	December 31, 2014
	(In thousands)
Raw materials	$4,485	$4,052
Finished goods	1,420	845

Total	$5,905	$4,897

(5) Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	March 31, 2015	December 31, 2014	Useful life
	(In thousands)
Construction in progress	$1,654	$24,124	—
Buildings	23,253	16,303	30 years
Machinery and equipment	102,939	78,378	3-10 years
Computer equipment and software	6,681	5,556	3 years

Total	134,527	124,361
Accumulated depreciation	(55,007)	(52,869)

Property, plant and equipment, net	$79,520	$71,492

Depreciation expense was $2.2 million and $2.6 million for the three months ended March 31, 2015 and 2014, respectively.

Construction in progress totaled $1.7 million and $24.1 million at March 31, 2015 and December 31, 2014, respectively. In March 2015, the Company placed into service approximately $31.8 million of assets related to the Company’s completed third production line at its manufacturing facility in East Providence, RI.

(6) Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2015	December 31, 2014
	(In thousands)
Employee compensation	$2,408	$4,851
Professional fees	165	76
Deferred rent	168	155
Other accrued expenses	584	506

Total	$3,325	$5,588

(7) Interest Expense

Interest expense consists of the following:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Changes in fair value:
Subordinated Notes	$—	$796
Senior Convertible Notes	—	3,535
Convertible Notes, net of capitalization	—	11,740
Debt closing costs	—	17
Other interest	45	63

Total	$45	$16,151

As of March 31, 2014, the Company had Subordinated Notes, Senior Convertible Notes and Convertible Notes outstanding that were measured at fair value utilizing level 3 inputs.

The change in fair value of the Subordinated Notes for the three months ended March 31, 2014 was determined by utilizing a probability weighted discounted cash flow analysis of the amount to be paid on the notes upon the occurrence of certain events in which the Subordinated Notes would be repaid to the noteholders in cash. This analysis utilized assumptions related to the probability of the occurrence of each of the various events and appropriate discount rates for each of the scenarios.

The change in the fair value of the Senior Convertible Notes and the Convertible Notes for the three months ended March 31, 2014 was determined by utilizing a probability weighted discounted cash flow analysis which took into consideration market and general economic events as well as the Company’s financial results and other data available as of that date. This analysis determined the amount to be paid on the notes in either cash or shares at the occurrence of certain events in which the Senior Convertible Notes and the Convertible Notes would be converted into shares of the Company’s common stock or would be repaid to the noteholders in cash. This analysis also utilized assumptions related to the probability of the occurrence of each of the various events and appropriate discount rates for each of the scenarios.

(8) Revolving Line of Credit

The Company maintains a revolving credit facility with Silicon Valley Bank. On September 3, 2014, the Company amended and restated the loan and security agreement to extend the maturity date of the facility to August 31, 2016 and increase the maximum amount the Company is permitted to borrow, subject to continued covenant compliance and borrowing base requirements, from $10 million to $20 million. At the Company’s election, the interest rate applicable to borrowings under the revolving credit facility may be based on the prime rate or LIBOR. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 1.75% per annum, while LIBOR-based rates vary from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum. In addition, the Company is required to pay a monthly unused revolving line facility fee of 0.5% per annum of the average unused portion of the revolving credit facility. The revolving credit facility is secured by a first priority security interest in all assets of the Company, including those at the East Providence facility, except for certain exclusions.

At both March 31, 2015 and December 31, 2014, the Company had no amounts drawn on the revolving credit facility. The Company had outstanding letters of credit backed by the revolving credit facility of $1.4 million at March 31, 2015 and December 31, 2014, respectively, which reduce the funds otherwise available to the Company. Based on the available borrowing base, the effective amount available to the Company under the revolving credit facility at March 31, 2015 was $10.9 million after consideration of the $1.4 million of outstanding letters of credit (see note 9). Under the revolving credit facility, the Company is required to comply with financial covenants relating to, among other items, minimum Adjusted EBITDA, maximum unfinanced capital expenditures and other non-financial covenants. At March 31, 2015, the Company was in compliance with all such financial covenants.

(9) Commitments and Contingencies

Letters of Credit

Pursuant to the terms of its Northborough, Massachusetts facility lease, the Company has been required to provide the lessor with letters of credit securing certain obligations. In addition, the Company has been required to provide certain customers with letters of credit securing obligations under commercial contracts.

The Company had letters of credit outstanding of $1.4 million at March 31, 2015 and December 31, 2014, respectively. These letters of credit are secured by the Company’s revolving credit facility (see note 8).

Litigation

The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any litigation for which it believes a loss is probable requiring an amount to be accrued or a possible loss contingency requiring disclosure.

(10) Net Loss Per Share

The computation of basic and diluted net loss attributable to common stockholders per share consists of basic and diluted weighted average shares outstanding of 22,992,273 and 3,140 at March 31, 2015 and 2014, respectively.

	Three Months Ended March 31,
	2015	2014
	(In thousands, except share and per share data)
Numerator:
Net loss attributable to common stockholders	$(2,790)	$(19,049)

Denominator:
Weighted average shares outstanding, basic and diluted	22,992,273	3,140

Net loss attributable to common stockholders per share, basic and diluted	$(0.12)	$(6,066.56)

Potential dilutive common shares that were excluded from the computation of diluted net income (loss) attributable to common stockholders per share because they were anti-dilutive consist of the following:

	Three Months Ended March 31,
	2015	2014
Common stock options	1,231,542	96,999
Restricted common stock units	524,847	—
Common stock warrants	131	131

Total	1,756,520	97,130

As of March 31, 2015, there was no dilutive impact of the common stock options, restricted common stock units and common stock warrants.

(11) Income Taxes

The Company incurred net operating losses and recorded a full valuation allowance against net deferred tax assets for all periods presented. Accordingly, the Company has not recorded a provision for federal or state income taxes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 13, 2015, which we refer to as the Annual Report.

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

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, including those risks identified under Part II, Item 1A of this Quarterly Report on Form 10-Q, and under “Risk Factors” in Item 1A of the Annual Report.

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

Our insulation is used by oil producers and the owners and operators of refineries, petrochemical plants, LNG facilities, power generating assets and other energy infrastructure. Our Pyrogel and Cryogel product lines have undergone rigorous technical validation by industry leading end-users and achieved significant market adoption. We also derive product revenue from the building and construction and other end markets. Customers in these markets use our aerogels for applications as diverse as wall systems, military and commercial aircraft, trains, buses, appliances, apparel, footwear and outdoor gear.

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

Our salespeople work directly with end-use customers and engineering firms to promote the qualification, specification and acceptance of our products. We also rely on an existing and well-established channel of qualified insulation distributors and contractors in more than 30 countries around the world that ensures rapid delivery of our products and strong end-user support. Our salespeople also work to educate insulation contractors about the technical and operating cost advantages of our aerogel blankets.

We also perform research services under contracts with various agencies of the U.S. government, including the Department of Defense and the Department of Energy, and other institutions. Research performed under contract with government agencies and other institutions enables us to develop and leverage technologies into broader commercial applications.

We manufacture our products using our proprietary process and technology at our facility in East Providence, Rhode Island. We have operated the East Providence facility since 2008. We commenced operation of a second production line at this facility during 2011, which doubled our annual nameplate capacity to 40 million to 44 million square feet of aerogel blankets, depending on product mix. We completed the construction and start-up of a third production line in the East Providence facility during the first quarter of 2015 with a total construction cost of $31.8 million. We expect that this third production line will increase our annual nameplate capacity by 10 million to 11 million square feet of aerogel blankets, depending on product mix.

Our total revenue for the three months ended March 31, 2015 was $23.5 million, which represented an increase of 5% from the three months ended March 31, 2014. Net loss for the three months ended March 31, 2015 was $2.8 million and net loss per diluted share was $0.12. Net loss for the three months ended March 31, 2014 was $19.0 million and net loss per diluted share was $6,066.56.

Key Metrics and Non-GAAP Financial Measures

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Square Foot Operating Metric

We price our product and measure our product shipments in square feet. With the successful commissioning and start-up of our third production line at the East Providence facility in March 2015, we estimate our annual nameplate capacity is 50 million to 55 million square feet of aerogel blankets, depending on product mix. We believe the square foot operating metric allows us and our investors to measure the growth in our manufacturing capacity and product shipments on a uniform and consistent basis. The following chart sets forth product shipments associated with recognized revenue in square feet for the periods presented:

	Three Months Ended March 31,
	2015	2014
	(Square feet in thousands)
Product shipments in square feet	8,780	8,803

Adjusted EBITDA

We use Adjusted EBITDA, a non-GAAP financial measure, as a means to assess our operating performance. We define Adjusted EBITDA as net income (loss) before interest expense, taxes, depreciation, amortization, stock-based compensation expense and other items, which occur from time to time, that we do not believe are indicative of our core operating performance. In previous periods these items included loss on disposal of assets, gain or loss on extinguishment or exchange of debt, write-off of costs of postponed financing activities and write-off of construction in progress. Adjusted EBITDA is a supplemental measure of our performance that is not presented in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Adjusted EBITDA should not be considered as an alternative to net income (loss) or any other measure of financial performance calculated and presented in accordance with U.S. GAAP. In addition, our definition and presentation of Adjusted EBITDA may not be comparable to similarly titled measures presented by other companies.

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

Although measures similar to Adjusted EBITDA are frequently used by investors and securities analysts in their evaluation of companies, we understand that Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for U.S. GAAP, income from operations or an analysis of our results of operations as reported under U.S. GAAP. Some of these limitations are:

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

To properly and prudently evaluate our business, we encourage you to review the U.S. GAAP financial statements included elsewhere in this Quarterly Report on Form 10-Q, and not to rely on any single financial measure to evaluate our business.

The following table presents a reconciliation of net income (loss), the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2015	2014
	($ In thousands)
Net loss	$(2,790)	$(19,049)
Interest expense (1)	45	16,151
Depreciation and amortization	2,184	2,631
Loss on disposal of assets	—	15
Stock-based compensation (2)	1,295	339

Adjusted EBITDA	$734	$87

(1)	Interest expense in 2014 consists primarily of fair market value adjustments related to our subordinated notes, senior convertible notes, and convertible notes.
(2)	Represents non-cash stock-based compensation related to vesting and modifications of stock option grants and vesting of restricted common stock units.

Our Adjusted EBITDA is affected by a number of factors including the mix of aerogel products sold, average selling prices, average material costs, our actual manufacturing costs, the costs associated with and timing of expansions and start-up of additional production capacity, and the amount and timing of operating expenses. As we continue to grow our base of product revenue and to build out our manufacturing capacity, we expect increased manufacturing expenses will periodically have a negative impact on Adjusted EBITDA, but will set the framework for improved Adjusted EBITDA moving forward. Accordingly, we expect that our Adjusted EBITDA will vary from period to period as we continue expand our manufacturing capacity.

Components of Our Results of Operations

Revenue

We recognize product revenue from the sale of our line of aerogel products and research services revenue from the provision of services under contracts with various agencies of the U.S. government and other institutions. Product revenue is recognized upon transfer of title and risk of loss, which is generally upon shipment or delivery.

Cost of Revenue

Cost of revenue for our product revenue consists primarily of materials and manufacturing expense, including direct labor and manufacturing overhead, including depreciation on manufacturing assets. Cost of product revenue is recorded when the related product revenue is recognized. Cost of product revenue also includes stock-based compensation of manufacturing employees and shipping costs.

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

Manufacturing expense is also a significant component of cost of revenue. As we continue to increase manufacturing capacity in our East Providence facility and ultimately in a second plant, we expect manufacturing expense as a percentage of product revenue will increase in the near-term following each expansion but will decrease in the long-term with increased revenues supported by the effect of completed capacity expansions.

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

Research and Development Expenses

Research and development expenses consist primarily of expenses for personnel engaged in the development of next generation aerogel compositions, form factors and manufacturing technologies. These expenses also include testing services, prototype expenses, consulting services, equipment depreciation, facilities costs and related overhead. We expense research and development costs as incurred. We expect to continue to devote substantial resources to the development of new aerogel technology. We believe that these investments are necessary to maintain and improve our competitive position. We expect to continue to invest in additional research and engineering personnel and the infrastructure required in support of their efforts. Accordingly, we expect that our research and development expenses will continue to increase in absolute dollars but decrease as a percentage of revenue in the long-term.

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

Interest Expense

For the three months ended March 31, 2015, interest expense consisted primarily of fees related to our revolving credit facility.

For the three months ended March 31, 2014, interest expense consisted primarily of interest expense associated with fair market value adjustments to our subordinated notes, senior convertible notes and convertible notes.

Provision for Income Taxes

We have incurred net losses since inception and have not recorded benefit provisions for U.S. federal income taxes or state income taxes since the tax benefits of our net losses have been offset by valuation allowances due to the uncertainty associated with the utilization of net operating loss carryforwards.

Results of Operations

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

The following tables set forth a comparison of the components of our results of operations for the periods presented:

Revenue

	Three Months Ended March 31,
	2015		2014
					Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ In thousands)
Revenue:
Product	$23,211	99%	$21,493	96%	$1,718	8%
Research services	289	1%	870	4%	(581)	(67)%

Total revenue	$23,500	100%	$22,363	100%	$1,137	5%

The following chart sets forth product shipments in square feet for the periods presented:

	Three Months Ended March 31,		Change
	2015	2014	Amount	Percentage
Product shipments in square feet (in thousands)	8,780	8,803	(23)	0%

Total revenue increased $1.1 million, or 5%, to $23.5 million for the three months ended March 31, 2015 from $22.4 million in the comparable period in 2014, primarily as a result of an increase in product revenue, offset, in part, by lower research services revenue.

Product revenue increased $1.7 million, or 8%, to $23.2 million for the three months ended March 31, 2015 from $21.5 million in the comparable period in 2014. This increase reflects price increases during 2014 and a shift in mix of aerogel products sold toward higher priced products. The average selling price per square foot of our products increased by an effective $0.20, or 8.2%, to $2.64 per square foot for the three months ended March 31, 2015 from $2.44 per square foot for the comparable period in 2014. In volume terms, product shipments remained relatively flat for the three months ended March 31, 2015 and 2014.

Research services revenue decreased $0.6 million to $0.3 million for the three months ended March 31, 2015 from $1.0 million in the comparable period in 2014. The decrease was primarily due to a reduction in active research contracts with government agencies during 2015. During the three months ended March 31, 2015, we provided research services on four contracts compared to eight contracts in the comparable period in 2014. This decrease in contracts is principally the result of limitations on our eligibility to receive certain contract awards under federal guidelines and programs due to a variety of factors including the size of our revenues, the number of our employees and the makeup of our ownership.

Product revenue was 99% and 96% of total revenue for the three months ended March 31, 2015 and 2014, respectively. Research services revenue was 1% and 4% of total revenue for the three months ended March 31, 2015 and 2014, respectively. We expect that product revenue will continue to comprise a significant percentage of our total revenue due to the anticipated growth in demand for our products in the energy infrastructure market.

Cost of Revenue

	Three Months Ended March 31,
	2015			2014			Change
	Amount	Percentage of Related Revenue	Percentage of Total Revenue	Amount	Percentage of Related Revenue	Percentage of Total Revenue	Amount	Percentage
	($ in thousands)
Cost of revenue:
Product	$18,845	81%	80%	$18,541	86%	83%	$304	2%
Research services	141	49%	1%	476	55%	2%	(335)	(70%)

Total cost of revenue	$18,986	81%	81%	$19,017	85%	85%	$(31)	0%

Total cost of revenue remained flat at approximately $19.0 million for the three months ended March 31, 2015 and 2014. An increase of $0.3 million in product cost of revenues was offset by a corresponding decrease of $0.3 million in cost of research services for the three months ended March 31, 2015 versus the comparable period during 2014.

Product cost of revenue increased $0.3 million, or 2%, to $18.8 million for the three months ended March 31, 2015 from $18.5 million in the comparable period in 2014. This increase was the result of an increase in compensation expense of $0.6 million and higher operating supplies expense of $0.2 million, offset, in part, by a decrease in depreciation expense of $0.4 million and improved manufacturing yields of $0.1 million. We expect that product cost of revenue will increase significantly during the remainder of 2015 due to an increase in manufacturing expense, including compensation, depreciation, utilities and maintenance costs, associated with the operation of the third manufacturing line in the East Providence facility. In addition, we expect material costs to increase in line with increased volumes produced and shipped from the facility.

Product cost of revenue as a percentage of product revenue decreased to 81% during the three months ended March 31, 2015 from 86% during the three months ended March 31, 2014 due primarily to the impact of price increases during 2015 and a favorable mix of products sold. We expect that product cost of revenue as a percentage of revenue during the remainder of 2015 will decrease from the levels realized during the three months ended March 31, 2015 due to increases in manufacturing productivity, increased production volumes, and improved manufacturing yields associated with the operation of the third manufacturing line.

Research services cost of revenue decreased $0.3 million, or 70%, to $0.1 million for the three months ended March 31, 2015 from $0.5 million in the comparable period in 2014. The decrease in cost of research services revenue was due principally to the 67% reduction in research services revenue during the three months ended March 31, 2015.

Gross Profit

	Three Months Ended March 31,
	2015		2014		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	($ in thousands)
Gross profit	$4,514	19%	$3,346	15%	$1,168	35%

Gross profit increased $1.2 million, or 35%, to $4.5 million for the three months ended March 31, 2015 from $3.3 million in the comparable period in 2014. The increase is due to $1.7 million in incremental contribution from an effective 8.2% sales price increase during 2015 and $0.1 million in lower material costs as a result of improved manufacturing yields, offset, in part, by $0.2 million in lower contribution due to the decline in research services revenue and a $0.4 million increase in manufacturing expense.

Gross profit as a percentage of total revenue increased to 19% of total revenue for the three months ended March 31, 2015 from 15% in the comparable period in 2014. We expect gross profit as a percentage of total revenue during the remainder of 2015 to increase during the remainder of 2015 from the levels realized during the three months ended March 31, 2015 due to anticipated increases in production volumes and continued improvement in manufacturing yields associated with the operation of the third manufacturing line.

Research and Development Expenses

	Three Months Ended March 31,
	2015		2014		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	($ in thousands)
Research and development expenses	$1,304	6%	$1,284	6%	$20	2%

Research and development expenses remained flat at $1.3 million for the three months ended March 31, 2015 and 2014. An increase in stock-based compensation charges of $0.2 million was offset by a corresponding decrease in other research and development expenditures. We expect that our research and development expenses will increase in the long-term as we invest in additional research and engineering personnel and the infrastructure required in support of their efforts. However, we expect that research and development expenses will decline as a percentage of total revenue in the long-term due to projected growth in product revenue.

Sales and Marketing Expenses

	Three Months Ended March 31,
	2015		2014		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	($ in thousands)
Sales and marketing expenses	$2,332	10%	$2,238	10%	$94	4%

Sales and marketing expenses increased $0.1 million, or 4%, to $2.3 million for the three months ended March 31, 2015 from $2.2 million in the comparable period in 2014. The $0.1 million increase was primarily due to an increase of $0.2 million in stock-based compensation charges and $0.1 million in compensation for sales personnel, offset by a decrease of $0.2 million in general marketing expenses. We plan to continue to expand our sales force to support anticipated growth in customers and demand for our products. We expect that sales and marketing expenses will increase in absolute dollars in the long term as we increase sales personnel and our marketing efforts. However, we expect that sales and marketing expenses will decrease as a percentage of total revenue in the long-term due to projected growth in product revenue.

General and Administrative Expenses

	Three Months Ended March 31,
	2015		2014		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	($ in thousands)
General and administrative expenses	$3,623	15%	$2,722	12%	$901	33%

General and administrative expenses, or G&A expenses, increased to $3.6 million, or 33%, during the three months ended March 31, 2015 compared to the same period in 2014. G&A expenses as a percentage of total revenue increased to 15% for the three months ended March 31, 2015 from 12% in the comparable period in 2014. The $0.9 million increase was primarily the result of an increase in stock-based compensation charges of $0.5 million in combination with an increase of $0.4 million in insurance and professional services expense related to operating as a publicly traded company. We expect that G&A expenses will increase in absolute dollars in the long term as we incur additional expenses in support of the anticipated growth of our business and expansion of our manufacturing operations. However, we expect G&A expenses will decline as a percentage of total revenue in the long-term as a result of projected growth in product revenue.

Interest Expense

	Three Months Ended March 31,
	2015		2014		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	($ in thousands)
Interest expense	$(45)	0%	$(16,151)	(72)%	$16,106	(100)%

Interest expense of less than $0.1 million during the three months ended March 31, 2015 was comprised primarily of costs related to our revolving credit facility. During the three months ended March 31, 2014 we recorded approximately $16.2 million in interest expense comprised of changes in fair value for our then outstanding subordinated notes, senior convertible notes and convertible notes. Upon completion of the IPO in June 2014, the subordinated notes were repaid and the senior convertible notes and convertible notes were converted to equity.

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

We are currently experiencing revenue growth as we gain share in our target markets. Our current financial forecast anticipates continued revenue growth, increasing gross profit and improving cash flows from operations. However, we expect to incur significant capital expenditures through 2017 related to the expansion of our manufacturing capacity to keep pace with expected growth in demand.

We believe that our existing cash balance and available credit will be sufficient (i) to fund the remaining amounts included in accounts payable related to the completed construction of our third production line in East Providence, and (ii) to fund a portion of the design, development and construction of a second production plant in the United States. We expect to supplement our cash balance with anticipated cash flows from operations, local government grants, debt financings and potentially equity financings to provide the capital required to complete the first production line in our second facility.

Primary Sources of Liquidity

Our principal sources of liquidity are currently our cash and cash equivalents, marketable securities and revolving credit facility with Silicon Valley Bank. Cash and cash equivalents consist primarily of cash and money market accounts on deposit with banks. As of March 31, 2015, we had $33.0 million of cash and cash equivalents. In addition, we had $2.5 million of marketable securities at March 31, 2015 comprised of available-for-sale securities.

From our inception through March 2013, our primary sources of liquidity were funds raised through issuances of common stock, preferred stock, subordinated notes, senior convertible notes and convertible notes to venture capital funds and other private investors. In June 2014, we completed an initial public offering of our common stock and received net proceeds of $74.7 million after underwriting discounts and offering expenses. Upon the closing of the offering, all principal and accrued interest of our senior convertible notes and our convertible notes automatically converted into shares of our common stock. In addition, we utilized $19.8 million of the net proceeds of the offering to repay all amounts outstanding under our subordinated notes and revolving credit facility. At March 31, 2015, our only debt obligations were $0.1 million related to capital lease obligations. At March 31, 2015, we also had $1.4 million of outstanding letters of credit.

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

Due to the borrowing base limitations of the revolving credit facility, the effective amount available to us under the facility at March 31, 2015 was $10.9 million after giving effect to the $1.4 million of letters of credit outstanding. As of March 31, 2015, we had no outstanding balances drawn on the revolving credit facility.

Analysis of Cash Flow

Net Cash Provided by (Used in) Operating Activities

During the three months ended March 31, 2015, we used $3.7 million net cash from operating activities, as compared to generating $0.8 million in net cash during the comparable period of 2014, a decrease of $4.5 million. This decrease was primarily the result of a decrease in cash from changes in operating assets and liabilities of $5.1 million, offset, in part, by an increase in net loss adjusted for non-cash items in the period of $0.7 million.

Net Cash Used in Investing Activities

Net cash used in investing activities is primarily related to capital expenditures to support our growth and the purchase of marketable securities. Net cash used in investing activities for the three months ended March 31, 2015 and 2014 was $13.0 million and $1.1 million, respectively. Net cash used in investing activities for the three months ended March 31, 2015 included $10.5 million of capital expenditures primarily for the third production line to expand the capacity of our East Providence manufacturing operations and $2.5 million for the purchase of marketable securities.

Net Cash Used in Financing Activities

Net cash used in financing activities for the three months ended March 31, 2015 totaled less than $0.1 million for repayments of obligations under capital leases.

Net cash used in financing activities for the three months ended March 31, 2014 totaled $0.1 million. Financing activities during the period primarily consisted of $0.6 million of cash payments of deferred financing costs, offset, in part, by $0.5 million of net borrowings under the revolving credit facility.

Off Balance Sheet Arrangements

Since inception, we have not engaged in any off balance sheet activities as defined in Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

Information regarding new accounting pronouncements is included in note 2 to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

        Our financial statements are prepared in accordance with U.S. GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in these accounting policies have the greatest potential impact on our financial statements; and therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See our Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 13, 2015 with the Securities and Exchange Commission, and note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information about these critical accounting policies, as well as a description of our other significant accounting policies.

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

Words such as “may,” “will,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to, those set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and under the heading “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Quarterly Report on Form 10-Q might not occur. Stockholders and other readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent forward-looking statements attributable to Aspen Aerogels, Inc. or to any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

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

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business. At March 31, 2015, we had unrestricted cash of $33.0 million. These amounts were held for working capital purposes in our operating cash account at a financial institution in the United States. We believe that we do not have any material exposure to changes in the fair value of our cash as a result of changes in interest rates.

As of March 31, 2015, we have no debt outstanding other than capital lease obligations of approximately $0.1 million with fixed interest rates. In September 2014, we amended our revolving credit agreement to extend the maturity date of the facility to August 31, 2016 and increase the maximum amount we are permitted to borrow, subject to continued covenant compliance and borrowing base requirements, from $10 million to $20.0 million. As of March 31, 2015, we had no outstanding balance drawn on the revolving credit facility and outstanding letters of credit of $1.4 million. At our election, the interest rate applicable to borrowings under the amended line of credit may be based on the prime rate or the LIBOR. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 1.75% per annum, while LIBOR-based rates vary from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum. Based on the available borrowing base, the effective amount available to us at March 31, 2015 was $10.9 million due to the limitation of $1.4 million of outstanding letters of credit against the line.

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

As of March 31, 2015, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded, that, as of March 31, 2015, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. During the three months ended March 31, 2015, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

As of March 31, 2015, we have used $19.8 million of the net proceeds of the offering to repay all amounts outstanding under our subordinated notes and our revolving credit facility and $21.8 million of the net proceeds of the offering for capital expenditures. The remainder of the net proceeds is held in a deposit account with a major financial institution in North America. We have broad discretion in the use of the net proceeds from our initial public offering and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our stock. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus dated June 12, 2014, filing with the Securities and Exchange Commission on June 16, 2014.

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers. We did not repurchase any of our equity securities during the quarter ended March 31, 2015.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits

31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Aspen Aerogels, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited) as of March 31, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2015 and 2014, (iii) the Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2015 and 2014, and (iv) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPEN AEROGELS, INC.

Date: May 8, 2015	By:	/s/ Donald R. Young
Donald R. Young
President and Chief Executive Officer (principal executive officer)

Date: May 8, 2015	By:	/s/ John F. Fairbanks
John F. Fairbanks
Vice President, Chief Financial Officer and Treasurer (principal accounting and financial officer)