Form 10-Q
period 2015-06-30
ASPEN AEROGELS INC
filed 2015-08-07
CIK 1145986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, the registrant had 23,046,278 shares of common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

ASPEN AEROGELS, INC.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2015	December 31, 2014
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$29,575	$49,719
Marketable securities	2,504	—
Accounts receivable, net of allowances of $108 and $120, respectively	19,957	17,924
Inventories	6,075	4,897
Prepaid expenses and other current assets	2,105	836

Total current assets	60,216	73,376
Property, plant and equipment, net	78,149	71,492
Other assets	123	175

Total assets	$138,488	$145,043

Liabilities and Stockholders’ Equity
Current liabilities:
Capital leases, current portion	$75	$76
Accounts payable	9,791	14,202
Accrued expenses	4,081	5,588
Deferred revenue	2,531	292
Other current liabilities	37	50

Total current liabilities	16,515	20,208
Capital leases, excluding current portion	52	89
Other long-term liabilities	1,038	1,030

Total liabilities	17,605	21,327
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2015 and December 31, 2014;	—	—
Common stock, $0.00001 par value; 125,000,000 shares authorized, 23,046,278 and 22,992,273 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	525,499	522,800
Accumulated deficit	(404,616)	(399,084)

Total stockholders’ equity	120,883	123,716

Total liabilities and stockholders’ equity	$138,488	$145,043

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except share and per share data)
Revenue:
Product	$29,755	$25,893	$52,966	$47,386
Research services	341	722	630	1,592

Total revenue	30,096	26,615	53,596	48,978
Cost of revenue:
Product	24,814	22,850	43,659	41,391
Research services	173	340	313	816

Gross profit	5,109	3,425	9,624	6,771
Operating expenses:
Research and development	1,551	1,920	2,855	3,203
Sales and marketing	2,722	3,420	5,054	5,658
General and administrative	3,534	6,206	7,157	8,928

Total operating expenses	7,807	11,546	15,066	17,789

Loss from operations	(2,698)	(8,121)	(5,442)	(11,018)

Interest expense	(45)	(34,027)	(90)	(50,178)

Total interest expense	(45)	(34,027)	(90)	(50,178)

Net loss	$(2,743)	$(42,148)	$(5,532)	$(61,196)

Net loss attributable to common stockholders	$(2,743)	$(42,148)	$(5,532)	$(61,196)

Net loss attributable to common stockholders per share:
Basic	$(0.12)	$(13.88)	$(0.24)	$(40.05)

Diluted	$(0.12)	$(13.88)	$(0.24)	$(40.05)

Weighted-average common shares outstanding:
Basic and diluted	22,999,988	3,035,717	22,996,152	1,527,806

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net loss	$(5,532)	$(61,196)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,759	5,179
Loss on disposal of assets	—	15
Debt issuance costs	—	32
Accretion of debt to fair value	—	50,011
Stock compensation expense	2,699	6,344
Other	—	(31)
Changes in operating assets and liabilities:
Accounts receivable	(2,033)	213
Inventories	(1,178)	1,402
Prepaid expenses and other assets	(1,267)	(436)
Accounts payable	1,177	(83)
Accrued expenses	(1,507)	(1,623)
Deferred revenue	2,239	364

Net cash (used in) provided by operating activities	(643)	191

Cash flows from investing activities:
Capital expenditures	(16,959)	(2,197)
Purchases of marketable securities	(2,504)	—

Net cash used in investing activities	(19,463)	(2,197)

Cash flows from financing activities:
Borrowings under line of credit	—	4,500
Repayments under line of credit	—	(5,500)
Repayment of borrowing under long-term debt	—	(18,849)
Financing costs	—	(32)
Repayment of obligations under capital lease	(38)	(42)
Proceeds from initial public offering	—	77,270
Proceeds from issuance of common stock	—	2

Net cash (used in) provided by financing activities	(38)	57,349

Net (decrease) increase in cash	(20,144)	55,343
Cash at beginning of period	49,719	1,574

Cash at end of period	$29,575	$56,917

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Supplemental disclosures of cash flow information:
Interest paid	$99	$134

Income taxes paid	$—	$—

Supplemental disclosures of non-cash activities:
Conversion of convertible and senior convertible notes to common stock	$—	$168,511

Unpaid initial public offering costs	$—	$2,516

Changes in accrued capital expenditures	$(5,588)	$52

Capitalized interest	$—	$34

Capitalized leases	$—	$5

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

On June 18, 2014, the Company completed an initial public offering (IPO) of 7,500,000 shares of its common stock at a public offering price of $11.00 per share. The Company received net proceeds of $74.7 million after deducting underwriting discounts and commissions of $4.3 million and offering expenses of approximately $3.5 million. Upon the closing of the offering, all of the Company’s then-outstanding (i) warrants to purchase Series C preferred stock (the Series C warrants) were subject to an automatic net cashless exercise, (ii) convertible preferred stock (including the shares of Series C preferred stock issued upon the automatic net cashless exercise of Series C warrants) automatically converted into 115,982 shares of common stock, and (iii) Convertible Notes and Senior Convertible Notes (see note 7) automatically converted into 15,319,034 shares of common stock.

Prior to the closing of the offering, the Company completed a 1-for-824.7412544 reverse stock split of its common stock. All common shares and related per share amounts in the financial statements and notes have been adjusted retroactively to reflect the reverse stock split.

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the Annual Report), filed with the Securities and Exchange Commission on March 13, 2015.

In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments that are of a normal recurring nature and necessary for the fair statement of the Company’s financial position as of June 30, 2015 and the results of its operations for the three and six months ended June 30, 2015 and 2014 and the cash flows for the six month period then ended. The Company has evaluated events through the date of this filing.

The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or any other period.

There have been no changes to the Company’s significant accounting policies described in the Annual Report that have had a material impact on the Company’s consolidated financial statements and notes thereto.

Principles of Consolidation

The accompanying consolidated financial statements, which have been prepared in accordance with U.S. GAAP, include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

(2) Significant Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements requires the Company to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include allowances for doubtful accounts, sales returns and allowances, inventory valuation, the carrying amount of property and equipment, fair value of debt and capital stock, stock-based compensation and deferred income taxes. The Company evaluates its estimates and assumptions on an on-going basis using historical experience and other factors, including the current economic environment, which are believed to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity markets and declines in business investment increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

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

Marketable Securities

Marketable securities consist primarily of marketable debt securities which are classified as available-for-sale and are carried at fair value at June 30, 2015. The Company held no marketable securities at December 31, 2014. The unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income (loss). The Company considers all highly liquid investments with maturities of 90 days or less at the time of purchase to be cash equivalents, and investments with maturities of greater than 90 days at the time of purchase to be marketable securities. When a marketable security incurs a significant unrealized loss for a sustained period of time, the Company will review the instrument to determine if it is other-than-temporarily impaired. If it is determined that an instrument is other-than-temporarily impaired, the Company will record the unrealized loss in the consolidated statement of operations.

The following table classifies the Company’s marketable securities by contractual maturities as of June 30, 2015:

Fair Value
(In thousands)
Due in one year or less	$2,504
Due in more than one year	—

Total marketable securities	$2,504

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of changes in the fair market value of available-for-sale securities. As of June 30, 2015, amortized cost of available-for-sale securities approximated fair value.

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

During the six month period ended June 30, 2014, the Company valued its then outstanding Subordinated Notes, Senior Convertible Notes and Convertible Notes utilizing Level 3 inputs.

Upon the completion of the Company’s IPO discussed in note 1, the Company used a portion of the net proceeds to settle all obligations under the Subordinated Notes in full and the Senior Convertible Notes and Convertible Notes automatically converted into 15,319,034 shares of common stock.

At June 30, 2015, the Company held marketable debt securities classified as available-for-sale totaling $2.5 million, which were valued utilizing Level 1 inputs. The Company held no marketable securities at December 31, 2014.

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

During the six months ended June 30, 2015, the Company issued 219,944 restricted common stock units (RSUs) and non-qualified stock options (NSOs) to purchase 231,223 shares of common stock to its employees under the 2014 Employee, Director and Consultant Equity Incentive Plan (the 2014 Equity Plan). These RSUs and NSOs will vest over a three year period. In June 2015, the Company also issued 54,005 shares of restricted common stock and an additional 71,596 NSOs to its non-employee directors. These awards vest one year from the date of grant. Pursuant to the evergreen provisions of the 2014 Equity Plan, the number of shares of common stock available for issuance under the plan automatically increased to 3,698,257 shares effective January 1, 2015.

Earnings per Share

The Company calculates net loss per common share based on the weighted-average number of common shares outstanding during each period. Potential common stock equivalents are determined using the treasury stock method. The weighted-average number of common shares included in the computation of diluted net loss gives effect to all potentially dilutive common equivalent shares, including outstanding stock options, RSUs and warrants. Common equivalent shares are excluded from the computation of diluted net loss per share if their effect is antidilutive.

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

Information about the Company’s total revenues, based on shipment destination or services location, is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Revenue:
U.S.	$11,038	$6,772	$21,722	$17,435
International	19,058	19,843	31,874	31,543

Total	$30,096	$26,615	$53,596	$48,978

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

(3) Fair Value Measurements

The following table sets forth the manner, within the three-tiered fair value hierarchy, by which financial assets are measured and reported at fair value as of June 30, 2015:

		Fair Value Measurement at Reporting Date Using
	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities:
U.S. corporate bonds	$1,004	$1,004	$—	$—
Foreign corporate bonds	1,500	1,500	—	—

Total	$2,504	$2,504	$—	$—

As of June 30, 2015, the amortized cost of available-for-sale securities approximated their fair value.

(4) Inventories

Inventories consist of the following:

	June 30, 2015	December 31, 2014
	(In thousands)
Raw materials	$4,635	$4,052
Finished goods	1,440	845

Total	$6,075	$4,897

(5) Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	June 30, 2015	December 31, 2014	Useful life
	(In thousands)
Construction in progress	$1,422	$24,124	—
Buildings	23,849	16,303	30 years
Machinery and equipment	103,452	78,378	3-10 years
Computer equipment and software	6,752	5,556	3 years

Total	135,475	124,361
Accumulated depreciation and amortization	(57,326)	(52,869)

Property, plant and equipment, net	$78,149	$71,492

Depreciation expense was $4.7 million and $5.1 million for the six months ended June 30, 2015 and 2014, respectively.

Construction in progress totaled $1.4 million and $24.1 million at June 30, 2015 and December 31, 2014, respectively. In March 2015, the Company placed into service approximately $31.8 million of assets related to the Company’s completed third production line at its manufacturing facility in East Providence, Rhode Island.

(6) Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2015	December 31, 2014
	(In thousands)
Employee compensation	$3,122	$4,851
Professional fees	135	76
Deferred rent	181	155
Other accrued expenses	643	506

Total	$4,081	$5,588

(7) Interest Expense

Interest expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Changes in fair value:
Subordinated Notes	$—	$748	$—	$1,543
Senior Convertible Notes	—	7,838	—	11,373
Convertible Notes, net of capitalization	—	25,355	—	37,095
Debt closing costs	—	15	—	32
Other interest	45	71	90	135

Total interest expense	$45	$34,027	$90	$50,178

Prior to the completion of the Company’s IPO on June 18, 2014, the Company had Subordinated Notes, Senior Convertible Notes and Convertible Notes outstanding that were measured at fair value using level 3 inputs.

The change in fair value of the Subordinated Notes for the three and six months ended June 30, 2014 was determined by utilizing a probability weighted discounted cash flow analysis of the amount to be paid on the notes upon the occurrence of certain events in which the Subordinated Notes would be repaid to the noteholders in cash. This analysis utilized assumptions related to the probability of the occurrence of each of the various events and appropriate discount rates for each of the scenarios. The Subordinated Notes were repaid in full on June 20, 2014. As of that date, the aggregate fair value of the Subordinated Notes was determined to be $18.8 million.

The change in the fair value of the Senior Convertible Notes and the Convertible Notes for the three and six months ended June 30, 2014 was determined by utilizing a probability weighted discounted cash flow analysis which took into consideration market and general economic events as well as the Company’s financial results and other data available as of that date. This analysis determined the amount to be paid on the notes in either cash or shares at the occurrence of certain events in which the Senior Convertible Notes and the Convertible Notes would be converted into shares of the Company’s common stock or would be repaid to the noteholders in cash. This analysis also utilized assumptions related to the probability of the occurrence of each of the various events and appropriate discount rates for each of the scenarios. The fair value of the Senior Convertible Notes and the Convertible Notes upon the closing of the Company’s IPO were determined to be $39.5 million and $129.0 million, respectively.

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

At both June 30, 2015 and December 31, 2014, the Company had no amounts drawn on the revolving credit facility. The Company had outstanding letters of credit backed by the revolving credit facility of $1.8 million at June 30, 2015 and $1.4 million at December 31, 2014, respectively, which reduce the funds otherwise available to the Company. Based on the available borrowing base, the effective amount available to the Company under the revolving credit facility at June 30, 2015 was $12.8 million after consideration of the $1.8 million of outstanding letters of credit (see note 9). Under the revolving credit facility, the Company is required to comply with financial covenants relating to, among other items, minimum Adjusted EBITDA, maximum unfinanced capital expenditures and other non-financial covenants. At June 30, 2015, the Company was in compliance with all such financial covenants.

(9) Commitments and Contingencies

Letters of Credit

Pursuant to the terms of its Northborough, Massachusetts facility lease, the Company has been required to provide the lessor with letters of credit securing certain obligations. In addition, the Company has been required to provide certain customers with letters of credit securing obligations under commercial contracts.

The Company had letters of credit outstanding for $1.8 million at June 30, 2015 and $1.4 million at December 31, 2014. These letters of credit are secured by the Company’s revolving line of credit (see note 8).

Litigation

The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any litigation for which it believes a loss is probable requiring an amount to be accrued or a possible loss contingency requiring disclosure.

(10) Net Loss Per Share

The computation of basic and diluted net loss attributable to common stockholders per share consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except share and per share data)
Numerator:
Net loss attributable to common stockholders	$(2,743)	$(42,148)	$(5,532)	$(61,196)

Denominator:
Weighted average shares outstanding, basic and diluted	22,999,988	3,035,717	22,996,152	1,527,806

Net loss attributable to common stockholders per common share, basic and diluted	$(0.12)	$(13.88)	$(0.24)	$(40.05)

Potential dilutive common shares that were excluded from the computation of diluted net loss attributable to common stockholders per common share because they were anti-dilutive consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Common stock options	1,298,931	96,999	1,298,931	96,999
Restricted common stock units	521,599	—	521,599	—
Common stock warrants	131	131	131	131

Total	1,820,661	97,130	1,820,661	97,130

As of June 30, 2015 and 2014, there was no dilutive impact of the common stock options, RSUs and common stock warrants.

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

Our revenue for the six months ended June 30, 2015 was $53.6 million, which represented an increase of 9% from the six months ended June 30, 2014. Net loss for the six months ended June 30, 2015 was $5.5 million and net loss attributable to common stockholders, basic and diluted, was $0.24 per share. Net loss for the six months ended June 30, 2014 was $61.2 million and net loss per diluted share was $40.05. Net loss for the six months ended June 30, 2014 included a total of $38.8 million of expense or $25.42 per share attributable to common stockholders related to expenses recorded in connection with the closing of our initial public offering including (i) recognition of compensation cost of performance-based stock options of $5.6 million and (ii) accretion of convertible notes to final conversion value of $33.2 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Square feet in thousands)
Product shipments in square feet	11,150	10,088	19,929	18,891

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

The following table presents a reconciliation of net loss, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in thousands)
Net loss	$(2,743)	$(42,148)	$(5,532)	$(61,196)
Interest expense (1)	45	34,027	90	50,178
Depreciation and amortization	2,574	2,547	4,759	5,179
Loss on disposal of assets	—	—	—	15
Stock-based compensation (2)	1,404	6,006	2,699	6,344

Adjusted EBITDA	$1,280	$432	$2,016	$520

(1)	Interest expense in 2014 consists primarily of fair market value adjustments related to our subordinated notes, senior convertible notes, and convertible notes.
(2)	Represents non-cash stock-based compensation related to vesting and modifications of stock option grants, vesting of restricted stock and vesting of restricted common stock units.

Our Adjusted EBITDA is affected by a number of factors including the mix of aerogel products sold, average selling prices, average material costs, our actual manufacturing costs, the costs associated with and timing of expansions and start-up of additional production capacity and the amount and timing of operating expenses. As we continue to grow our base of product revenue and to build out our manufacturing capacity, we expect increased manufacturing expenses will periodically have a negative impact on Adjusted EBITDA, but will set the framework for improved Adjusted EBITDA moving forward. Accordingly, we expect that our Adjusted EBITDA will vary from period to period as we continue to expand our manufacturing capacity.

Components of Our Results of Operations

Revenue

We recognize product revenue from the sale of our line of aerogel products and research services revenue from the provision of services under contracts with various agencies of the U.S. government and other institutions. Product revenue is recognized upon transfer of title and risk of loss, which is generally upon shipment or delivery.

Cost of Revenue

Cost of revenue for our product revenue consists primarily of materials and manufacturing expense, including direct labor, utilities, maintenance expense and depreciation on manufacturing assets. Cost of product revenue is recorded when the related product revenue is recognized. Cost of product revenue also includes stock-based compensation of manufacturing employees and shipping costs.

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

Gross Profit

Our gross profit as a percentage of revenue is affected by a number of factors, including the mix of aerogel products sold, average selling prices, average material costs, our actual manufacturing costs and the costs associated with expansions and start-up of production capacity. As we continue to build out our manufacturing capacity, we expect increased manufacturing expenses will periodically have a negative impact on gross profit, but will set the framework for improved gross profit moving forward. Accordingly, we expect our gross profit in absolute dollars and as a percentage of revenue to vary from period to period as we expand our manufacturing capacity. However, in general, we expect gross profit to improve as a percentage of revenue in the long-term due to increases in manufacturing productivity, increased production volumes, improved manufacturing yields and material purchasing efficiencies.

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

Interest Expense

For the three and six months ended June 30, 2015, interest expense consisted primarily of fees related to our revolving credit facility.

For the three and six months ended June 30, 2014, interest expense consisted primarily of interest expense associated with fair market value adjustments to our subordinated notes, senior convertible notes and convertible notes.

Provision for Income Taxes

We have incurred net losses since inception and have not recorded benefit provisions for U.S. federal income taxes or state income taxes since the tax benefits of our net losses have been offset by valuation allowances due to the uncertainty associated with the utilization of net operating loss carryforwards.

Results of Operations

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

The following tables set forth a comparison of the components of our results of operations for the periods presented:

Revenue

	Three Months Ended June 30,
	2015		2014		Change
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	($ in thousands)
Revenue:
Product	$29,755	99%	$25,893	97%	$3,862	15%
Research services	341	1%	722	3%	(381)	(53)%

Total Revenue	$30,096	100%	$26,615	100%	$3,481	13%

The following chart sets forth product shipments in square feet for the periods presented:

	Three Months Ended June 30,		Change
	2015	2014	Amount	Percentage
Product shipments in square feet (in thousands)	11,150	10,088	1,062	11%

Total revenue increased $3.5 million, or 13%, to $30.1 million for the three months ended June 30, 2015 from $26.6 million in the comparable period in 2014 as a result of an increase in product revenue.

Product revenue increased $3.9 million, or 15%, to $29.8 million for the three months ended June 30, 2015 from $25.9 million in the comparable period in 2014. This increase was principally the result of an increase in sales of our aerogel products in the refinery and petrochemical sectors in Asia and Europe. The revenue increase reflects price increases enacted in late 2014, offset, in part, by a modest shift in the mix of aerogel products sold towards lower priced products. The average selling price per square foot of our products increased by an effective $0.10, or 4.0%, to $2.67 per square foot for the three months ended June 30, 2015 from $2.57 per square foot for the comparable period in 2014. This increase in average selling price contributed approximately $1.1 million to the increase in product revenue. In volume terms, product shipments increased 1.1 million square feet, or 11%, to 11.2 million square feet of aerogel products for the three months ended June 30, 2015 from 10.1 million square feet in the comparable period in 2014. The increase in volume was supported by the increase in manufacturing capacity associated with operation of the third production line in the East Providence facility. The increase in product volume contributed approximately $2.8 million to the increase in product revenue.

Research services revenue decreased $0.4 million, or 53%, to $0.3 million for the three months ended June 30, 2015 from $0.7 million in the comparable period in 2014. The decrease was primarily due to a reduction in active research contracts with government agencies during 2015. During the three months ended June 30, 2015, we provided research services on four contracts compared to six contracts in the comparable period in 2014. This reduction in active contracts is principally the result of certain limitations on our eligibility to receive contract awards under federal guidelines and programs due to a variety of factors including the size of our revenues, the number of our employees and the makeup of our ownership.

Product revenue was 99% and 97% of total revenue for the three months ended June 30, 2015 and 2014, respectively. Research services revenue was 1% and 3% of total revenue for the three months ended June 30, 2015 and 2014, respectively. We expect that product revenue will continue to comprise a significant percentage of our total revenue due to the anticipated growth in demand for our products in the energy infrastructure market.

Cost of Revenue

	Three Months Ended June 30,
	2015			2014			Change
		Percentage of Related	Percentage of Total		Percentage of Related	Percentage of Total
	Amount	Revenue	Revenue	Amount	Revenue	Revenue	Amount	Percentage
	($ in thousands)
Cost of revenue:
Product	$24,814	83%	82%	$22,850	88%	86%	$1,964	9%
Research services	173	51%	1%	340	47%	1%	(167)	(49%)

Total cost of revenue	$24,987	83%	83%	$23,190	87%	87%	$1,797	8%

Total cost of revenue increased $1.8 million, or 8%, to $25.0 million for the three months ended June 30, 2015 from $23.2 million in the comparable period in 2014. The increase in total cost of revenue was the result of an increase of $1.0 million each in both material costs and manufacturing expense to support increased product revenue, offset, in part, by a decrease of $0.2 million in cost of research services.

Product cost of revenue increased $2.0 million, or 9%, to $24.8 million for the three months ended June 30, 2015 from $22.9 million in the comparable period in 2014. This increase was the result of higher compensation expense of $0.9 million, higher utility expenses of $0.5 million, and higher depreciation expense of $0.2 million related primarily to the third production line in the East Providence facility, which commenced operation in the first quarter of 2015. These increases were partially offset by a decrease in stock-based compensation of $0.6 million. Material costs for the three months ended June 30, 2015 increased $1.0 million versus the comparable period in 2014 due principally to the 11% increase in product volume period over period. We expect that product cost of revenue will continue to increase during the remainder of 2015 due to an increase in manufacturing expense, including compensation, depreciation, utilities and other costs associated with the operation and production ramp of the third manufacturing line. In addition, we expect material costs to increase in line with the expected increase in product volume to be produced and shipped from the facility.

Product cost of revenue as a percentage of product revenue decreased to 83% during the three months ended June 30, 2015 from 88% during the three months ended June 30, 2014. This decrease was due principally to the selling price increase implemented in late 2014 and improved manufacturing productivity associated with operation of the third production line during the three months ended June 30, 2015. We expect that product cost of revenue as a percentage of revenue during the remainder of 2015 will continue to decrease from the levels realized during the three months ended June 30, 2015 due to continued increases in manufacturing productivity and increased production volumes associated with operation of the third manufacturing line.

Research services cost of revenue decreased $0.1 million, or 49%, to $0.2 million for the three months ended June 30, 2015 from $0.3 million in the comparable period in 2014. The decrease in cost of research services revenue was due principally to the 53% reduction in research services revenue during the three months ended June 30, 2015.

Gross Profit

	Three Months Ended June 30,
	2015		2014		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Gross profit	$5,109	17%	$3,425	13%	$1,684	49%

Gross profit increased $1.7 million, or 49%, to $5.1 million for the three months ended June 30, 2015 from $3.4 million in the comparable period in 2014. The increase is due to $1.1 million in incremental contribution from the effective 4% sales price increase during 2015 and $2.8 million related to increased volume supported by output from the third manufacturing line. These increases were offset, in part, by a $1.0 million increase in material costs due principally to the increase in volume, a $1.0 million increase in manufacturing expense due principally to the operation of the third manufacturing line, and a $0.2 million decrease associated with the reduction in research services revenue.

Gross profit as a percentage of total revenue increased to 17% of total revenue for the three months ended June 30, 2015 from 13% in the comparable period in 2014. We expect gross profit as a percentage of total revenue to continue to increase during the remainder of 2015 from the levels realized during the three months ended June 30, 2015 due to anticipated increases in production volumes and continued improvement in manufacturing productivity associated with the operation of the third manufacturing line in the East Providence facility.

Research and Development Expenses

	Three Months Ended June 30,
	2015		2014		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Research and development expenses	$1,551	5%	$1,920	7%	$(369)	(19%)

Research and development expenses decreased $0.4 million, or 19%, to $1.6 million for the three months ended June 30, 2015 from $1.9 million in the comparable period in 2014. The decrease is principally the result of lower stock-based compensation charges of $0.5 million, partially offset by an increase of $0.1 million in compensation expense. We expect that our research and development expenses will increase in the long-term as we invest in additional research and engineering personnel and the infrastructure required in support of their efforts. However, we expect that research and development expenses will decline as a percentage of total revenue in the long-term due to projected growth in product revenue.

Sales and Marketing Expenses

	Three Months Ended June 30,
	2015		2014		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Sales and marketing expenses	$2,722	9%	$3,420	13%	$(698)	(20%)

Sales and marketing expenses decreased $0.7 million, or 20%, to $2.7 million for the three months ended June 30, 2015 from $3.4 million in the comparable period in 2014 due primarily to a decrease of $0.7 million in stock-based compensation charges. We plan to continue to expand our sales force to support anticipated growth in customers and demand for our products. We expect that sales and marketing expenses will increase in absolute dollars in the long term as we increase sales personnel and marketing efforts. However, we expect that sales and marketing expenses will decrease as a percentage of total revenue in the long-term due to projected growth in product revenue.

General and Administrative Expenses

	Three Months Ended June 30,
	2015		2014		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
General and administrative expenses	$3,534	12%	$6,206	23%	$(2,672)	(43%)

General and administrative expenses, or G&A expenses, decreased $2.7 million, or 43%, to $3.5 million for the three months ended June 30, 2015 compared to the same period in 2014. G&A expenses as a percentage of total revenue decreased to 12% for the three months ended June 30, 2015 from 23% in the comparable period in 2014. The $2.7 million decrease was primarily the result of a decrease in stock-based compensation charges of $2.8 million and depreciation expense of $0.1 million. These decreases were offset by an increase of $0.2 million in insurance, professional services and other operating expenses related to operating as a publicly traded company. We expect that G&A expenses will increase in absolute dollars in the long term as we incur additional expenses in support of the anticipated growth of our business and expansion of our manufacturing operations. However, we expect G&A expenses will decline as a percentage of total revenue in the long-term as a result of projected growth in product revenue.

Interest Expense

	Three Months Ended June 30,
	2015		2014		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Interest expense	$(45)	(0)%	$(34,027)	(128)%	$33,982	(100)%

Interest expense of less than $0.1 million during the three months ended June 30, 2015 was comprised primarily of costs related to our revolving credit facility. During the three months ended June 30, 2014, we recorded approximately $34.0 million in interest expense comprised of changes in fair value for our then outstanding subordinated notes, senior convertible notes and convertible notes. Upon completion of the IPO in June 2014, the subordinated notes were repaid and the senior convertible notes and convertible notes were converted to equity.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014

The following tables set forth a comparison of the components of our results of operations for the periods presented:

Revenue

	Six Months Ended June 30,
	2015		2014		Change
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	($ in thousands)
Revenue:
Product	$52,966	99%	$47,386	97%	$5,580	12%
Research services	630	1%	1,592	3%	(962)	(60)%

Total Revenue	$53,596	100%	$48,978	100%	$4,618	9%

The following chart sets forth product shipments in square feet for the periods presented:

	Six Months Ended June 30,		Change
	2015	2014	Amount	Percentage
Product shipments in square feet (in thousands)	19,929	18,891	1,038	5%

Total revenue increased $4.6 million, or 9%, to $53.6 million for the six months ended June 30, 2015 from $49.0 million in the comparable period in 2014 as a result of an increase in product revenue.

Product revenue increased $5.6 million, or 12%, to $53.0 million for the six months ended June 30, 2015 from $47.4 million in the comparable period in 2014. This increase was principally the result of an increase in sales of our aerogel products in the refinery and petrochemical sectors in Asia and Europe. The revenue increase reflects price increases enacted in late 2014, offset, in part, by a modest shift in the mix of aerogel products sold towards higher priced products. The average selling price per square foot of our products increased by an effective $0.15, or 6.0%, to $2.66 per square foot for the six months ended June 30, 2015 from $2.51 per square foot for the comparable period in 2014. This increase in average selling price contributed approximately $2.9 million to the increase in product revenue. In volume terms, product shipments increased 1.0 million square feet, or 5%, to 19.9 million square feet of aerogel products for the six months ended June 30, 2015 from 18.9 million square feet in the comparable period in 2014. The increase in volume was supported by the increase in manufacturing capacity associated with operation of the third production line in the East Providence facility. The increase in product volume contributed approximately $2.7 million to the increase in product revenue.

Research services revenue decreased $1.0 million, or 60%, to $0.6 million for the six months ended June 30, 2015 from $1.6 million in the comparable period in 2014. The decrease was primarily due to a reduction in active research contracts with government agencies during 2015. During the six months ended June 30, 2015, we provided research services on four contracts compared to six contracts in the comparable period in 2014. This reduction in active contracts is principally the result of certain limitations on our eligibility to receive contract awards under federal guidelines and programs due to a variety of factors including the size of our revenues, the number of our employees and the makeup of our ownership.

Product revenue was 99% and 97% of total revenue for the six months ended June 30, 2015 and 2014, respectively. Research services revenue was 1% and 3% of total revenue for the six months ended June 30, 2015 and 2014, respectively. We expect that product revenue will continue to comprise a significant percentage of our total revenue due to the anticipated growth in demand for our products in the energy infrastructure market.

Cost of Revenue

	Six Months Ended June 30,
	2015			2014			Change
		Percentage of Related	Percentage of Total		Percentage of Related	Percentage of Total
	Amount	Revenue	Revenue	Amount	Revenue	Revenue	Amount	Percentage
	($ in thousands)
Cost of revenue:
Product	$43,659	82%	81%	$41,391	87%	85%	$2,268	5%
Research services	313	50%	1%	816	51%	2%	(503)	(62)%

Total cost of revenue	$43,972	82%	82%	$42,207	86%	86%	$1,765	4%

Total cost of revenue increased $1.8 million, or 4%, to $44.0 million for the six months ended June 30, 2015 from $42.2 million in the comparable period in 2014. The increase in total cost of revenue was the result of an increase of $0.9 million in material costs and $1.4 million in manufacturing expense to support increased product revenue, offset, in part, by a decrease of $0.5 million in cost of research services.

Product cost of revenue increased $2.3 million, or 5%, to $43.7 million for the six months ended June 30, 2015 from $41.4 million in the comparable period in 2014. The increase was the result of higher compensation expense of $1.4 million, higher utility expenses of $0.6 million and higher operating supply costs of $0.2 million related primarily to the third production line in the East Providence facility, which commenced operation in the first quarter of 2015. These increases were partially offset by decreases in depreciation expense of $0.4 million and stock-based compensation of $0.4 million. The decrease in depreciation expense was due to certain manufacturing assets becoming fully depreciated during the period offset, in part, by additional depreciation expense associated with the third production line. Material costs for the six months ended June 30, 2015 increased $0.9 million versus the comparable period in 2014 due principally to the 5% increase in product volume period over period. We expect that product cost of revenue will continue to increase during the remainder of 2015 due to an increase in manufacturing expense, including compensation, depreciation, utilities and maintenance costs associated with the operation and production ramp of the third manufacturing line. In addition, we expect material costs to increase in line with the expected increase in product volume to be produced and shipped from the facility.

Product cost of revenue as a percentage of product revenue decreased to 82% during the six months ended June 30, 2015 from 87% during the six months ended June 30, 2014. This decrease was due principally to the selling price increase implemented in late 2014 and improved manufacturing productivity associated with operation of the third production line during the six months ended June 30, 2015.We expect that product cost of revenue as a percentage of revenue during the remainder of 2015 will decrease from the levels realized during the six months ended June 30, 2015 due to continued increases in manufacturing productivity and increased production volumes associated with operation of the third manufacturing line.

Research services cost of revenue decreased $0.5 million, or 62%, to $0.3 million for the six months ended June 30, 2015 from $0.8 million in the comparable period in 2014. The decrease in cost of research services revenue was due principally to the 60% reduction in research services revenue during the six months ended June 30, 2015.

Gross Profit

	Six Months Ended June 30,
	2015		2014		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Gross profit	$9,624	18%	$6,771	14%	$2,853	42%

Gross profit increased $2.9 million, or 42%, to $9.6 million for the six months ended June 30, 2015 from $6.8 million in the comparable period in 2014. The increase is due to $2.9 million in incremental contribution from an effective 6.0% increase in average sales price during 2015 and $2.7 million related to increased volume supported by output from the third manufacturing line. These increases were offset, in part, by a $0.9 million increase in material costs due principally to the increase in volume, a $1.4 million increase in manufacturing expenses due principally to the operation of the third manufacturing line, and a $0.5 million reduction in contribution due to the decline in research services revenue.

Gross profit as a percentage of total revenue increased to 18% of total revenue for the six months ended June 30, 2015 from 14% in the comparable period in 2014. We expect gross profit as a percentage of total revenue to continue to increase during the remainder of 2015 from the levels realized during the six months ended June 30, 2015 due to anticipated increases in production volumes and continued improvement in manufacturing productivity associated with the operation of the third manufacturing line in the East Providence facility.

Research and Development Expenses

	Six Months Ended June 30,
	2015		2014		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Research and development expenses	$2,855	5%	$3,203	7%	$(348)	(11%)

Research and development expenses decreased $0.3 million, or 11%, to $2.9 million for the six months ended June 30, 2015 from $3.2 million in the comparable period in 2014. The decrease is principally the result of lower stock-based compensation charges of $0.4 million offset by increases in compensation expense of $0.1 million. We expect that our research and development expenses will increase in the long-term as we invest in additional research and engineering personnel and the infrastructure required in support of their efforts. However, we expect that research and development expenses will decline as a percentage of total revenue in the long-term due to projected growth in product revenue.

Sales and Marketing Expenses

	Six Months Ended June 30,
	2015		2014		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Sales and marketing expenses	$5,054	9%	$5,658	12%	$(604)	(11%)

Sales and marketing expenses decreased $0.6 million, or 11%, to $5.1 million for the six months ended June 30, 2015 from $5.7 million in the comparable period in 2014. The $0.6 million decrease was primarily due to a decrease of $0.5 million in stock-based compensation charges and $0.1 million in employee related expenditures. We expect that sales and marketing expenses will increase in absolute dollars in the long term as we increase sales personnel and marketing efforts. However, we expect that sales and marketing expenses will decrease as a percentage of total revenue in the long-term due to projected growth in product revenue.

General and Administrative Expenses

	Six Months Ended June 30,
	2015		2014		Change
		Percentage		Percentage
	Amount	of Revenue	Percentage	of Revenue	Amount	Percentage
	($ in thousands)
General and administrative expenses	$7,152	13%	$8,928	18%	$(1,771)	(20%)

General and administrative expenses, or G&A expenses, decreased $1.7 million, or 20%, to $1.8 million for the six months ended June 30, 2015 compared to the same period in 2014. G&A expenses as a percentage of total revenue decreased to 13% for the six months ended June 30, 2015 from 18% in the comparable period in 2014. The $1.8 million decrease was primarily the result of a decrease in stock-based compensation charges of $2.3 million and depreciation expense of $0.1 million. These decreases were offset by an increase of $0.6 million in insurance, professional services and other operating expenses related principally to operating as a publicly traded company. We expect that G&A expenses will increase in absolute dollars in the long term as we incur additional expenses in support of the anticipated growth of our business and expansion of our manufacturing operations. However, we expect G&A expenses will decline as a percentage of total revenue in the long-term as a result of projected growth in product revenue.

Interest Expense

	Six Months Ended June 30,
	2015		2014		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Interest expense	$(90)	(0)%	$(50,178)	(102)%	$50,088	(100)%

Interest expense of less than $0.1 million during the six months ended June 30, 2015 was comprised primarily of costs related to our revolving credit facility. During the six months ended June 30, 2014, we recorded approximately $50.2 million in interest expense comprised of changes in fair value for our then outstanding subordinated notes, senior convertible notes and convertible notes. Upon completion of the IPO in June 2014, the subordinated notes were repaid and the senior convertible notes and convertible notes were converted to equity.

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

We are currently experiencing revenue growth as we gain share in our target markets. Our current financial forecast anticipates continued revenue growth, increasing gross profit and improving cash flows from operations. However, we expect to incur significant capital expenditures through 2017 related to the expansion of our manufacturing capacity as we seek to keep pace with the expected growth in demand.

We believe that our existing cash balance and available credit will be sufficient (i) to fund the remaining amounts included in accounts payable related to the completed construction of our third production line in the East Providence facility, and (ii) to fund a portion of the design, development and construction of a second production plant in the United States. We expect to supplement our cash balance with anticipated cash flows from operations, local government grants, debt financings and potentially equity financings to provide the capital required to complete the first production line in our second facility.

Primary Sources of Liquidity

Our principal sources of liquidity are currently our cash and cash equivalents, marketable securities and revolving credit facility with Silicon Valley Bank. Cash and cash equivalents consist primarily of cash and money market accounts on deposit with banks. As of June 30, 2015, we had $29.6 million of cash and cash equivalents. In addition, we had $2.5 million of marketable securities at June 30, 2015 comprised of available-for-sale securities.

From our inception through March 2013, our primary sources of liquidity were funds raised through issuances of common stock, preferred stock, subordinated notes, senior convertible notes and convertible notes to venture capital funds and other private investors. In June 2014, we completed an initial public offering of our common stock and received net proceeds of $74.7 million after underwriting discounts and offering expenses. Upon the closing of the offering, all principal and accrued interest of our senior convertible notes and our convertible notes automatically converted into shares of our common stock. In addition, we utilized $19.8 million of the net proceeds of the offering to repay all amounts outstanding under our subordinated notes and revolving credit facility. At June 30, 2015, our only debt obligations were $0.1 million related to capital lease obligations. At June 30, 2015, we also had $1.8 million of outstanding letters of credit secured by the revolving credit facility described below.

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

Due to the borrowing base limitations of the revolving credit facility, the effective amount available to us under the facility at June 30, 2015 was $12.8 million after giving effect to the $1.8 million of letters of credit outstanding. As of June 30, 2015, we had no outstanding balances drawn on the revolving credit facility.

Analysis of Cash Flow

Net Cash (Used in) Provided by Operating Activities

During the six months ended June 30, 2015, we used $0.6 million net cash from operating activities, as compared to generating $0.2 million in net cash during the comparable period of 2014, a decrease of $0.8 million. This decrease was primarily the result of a decrease in cash from changes in operating assets and liabilities of $2.4 million, offset, in part, by a decrease in net loss adjusted for non-cash items in the period of $1.6 million.

Net Cash Used in Investing Activities

During the six months ended June 30, 2015, net cash used in investing activities was primarily related to capital expenditures to support our growth and the purchase of marketable securities. Net cash used in investing activities for the six months ended June 30, 2015 and 2014 was $19.5 million and $2.2 million, respectively. Net cash used in investing activities for the six months ended June 30, 2015 included $17.0 million of capital expenditures primarily for the third production line to expand the capacity of our East Providence manufacturing facility and $2.5 million for the purchase of marketable securities. Net cash used in investing activities for the six months ended June 30, 2014 was primarily for machinery and equipment to improve the throughput and efficiency of our East Providence facility.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for the six months ended June 30, 2015 totaled less than $0.1 million for repayments of obligations under capital leases. Net cash provided by financing activities for the six months ended June 30, 2014 totaled $57.3 million. Financing activities during the period included $77.3 million of net proceeds from the initial public offering (which does not reflect the payment of $2.5 million of unpaid public offering costs), offset in part by $1.0 million of net repayments under the line of credit facility, $18.8 million of repayments on the subordinated debt and other net payments of $0.2 million.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in these accounting policies have the greatest potential impact on our financial statements; and therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See our Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 13, 2015 with the Securities and Exchange Commission, and note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information about these critical accounting policies, as well as a description of our other significant accounting policies.

Certain Factors That May Affect Future Results of Operations

The Securities and Exchange Commission, or SEC, encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about: our beliefs in the appropriateness of our assumptions, the accuracy of our estimates regarding expenses, loss contingencies, future revenues, future profits, capital requirements, and the need for additional financing; the performance of our aerogel blankets; the estimated effects of our third production line on our annual nameplate capacity; our estimates of annual production capacity; our beliefs and expectations on the actual production capacity and product yields; our beliefs about the usefulness of the square foot operating metric; our beliefs about the financial metrics that are indicative of our core performance; our beliefs about the usefulness of our presentation of Adjusted EBITDA; our expectations about the effect of manufacturing capacity on financial metrics such as Adjusted EBITDA; our beliefs about the outcome, effects or estimated liabilities of current or potential litigation; our expectations about hiring additional personnel; our plans to devote substantial resources to the development of new aerogel technology; our expectations about product mix; our beliefs and expectations on the average selling prices; our beliefs about the impact of sales price increases; our expectations about future material costs and manufacturing expenses as a percentage of revenue; our expectations of future gross profit and the effect of manufacturing expenses, manufacturing capacity and productivity on gross profit; our expectations about our resources and other investments in new technology and related research and development activities and associated expenses; our expectations about short and long term (a) research and development (b) general and administrative and (c) sales and marketing expenses; our expectations of continued revenue growth, increased gross profit, and improving cash flows; our expectations about incurring significant capital expenditures in the future; our expectations about the expansion of our workforce and resources and its effect on sales and marketing, general and administrative, and related expenses; our expectations about future product revenue and growth of demand for our products; our expectations about the effect of stock based compensation on various costs and expenses; our expectations about potential sources of future financing; our beliefs about the impact of accounting policies on our financial statements; our beliefs about the effect of interest rates, inflation and foreign currency fluctuations on our results of operations and financial condition; and our beliefs about the expansion of our international operations.

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

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business. At June 30, 2015, we had unrestricted cash of $29.6 million. These amounts were held for working capital purposes in our operating cash account at a financial institution in the North America. We believe that we do not have any material exposure to changes in the fair value of our cash as a result of changes in interest rates.

As of June 30, 2015, we have no debt outstanding other than capital lease obligations of approximately $0.1 million with fixed interest rates. In September 2014, we amended our revolving credit agreement to extend the maturity date of the facility to August 31, 2016 and increase the maximum amount we are permitted to borrow, subject to continued covenant compliance and borrowing base requirements, from $10 million to $20 million. As of June 30, 2015, we had no outstanding balance drawn on the revolving credit facility and outstanding letters of credit of $1.8 million. At our election, the interest rate applicable to borrowings under the amended line of credit may be based on the prime rate or the LIBOR. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 1.75% per annum, while LIBOR-based rates vary from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum. Based on the available borrowing base, the effective amount available to us at June 30, 2015 was $12.8 million due to the limitation of $1.8 million of outstanding letters of credit against the line.

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

As of June 30, 2015, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded, that, as of June 30, 2015, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. During the three months ended June 30, 2015, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2015, we have used $19.8 million of the net proceeds of the offering to repay all amounts outstanding under our subordinated notes and our revolving credit facility and $28.2 million of the net proceeds of the offering for capital expenditures. The remainder of the net proceeds is held in a deposit account with a major financial institution in North America. We have broad discretion in the use of the net proceeds from our initial public offering and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our stock. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus dated June 12, 2014, filing with the Securities and Exchange Commission on June 16, 2014.

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers. We did not repurchase any of our equity securities during the quarter ended June 30, 2015.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits

31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Aspen Aerogels, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited) as of June 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2015 and 2014, (iii) the Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2015 and 2014, and (iv) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPEN AEROGELS, INC.

Date: August 7, 2015	By:	/s/ Donald R. Young
Donald R. Young
President and Chief Executive Officer
(principal executive officer)

Date: August 7, 2015	By:	/s/ John F. Fairbanks
John F. Fairbanks
Vice President, Chief Financial Officer and Treasurer
(principal accounting and financial officer)