Form 10-Q
period 2015-09-30
ASPEN AEROGELS INC
filed 2015-11-06
CIK 1145986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 31, 2015, the registrant had 23,106,727 shares of common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

ASPEN AEROGELS, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2015	December 31, 2014
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$29,964	$49,719
Accounts receivable, net of allowances of $96 and $120, respectively	24,491	17,924
Inventories	6,629	4,897
Prepaid expenses and other current assets	1,837	836

Total current assets	62,921	73,376
Property, plant and equipment, net	77,424	71,492
Other assets	100	175

Total assets	$140,445	$145,043

Liabilities and Stockholders’ Equity
Current liabilities:
Capital leases, current portion	$76	$76
Accounts payable	9,594	14,202
Accrued expenses	4,465	5,588
Deferred revenue	5,601	292
Other current liabilities	818	50

Total current liabilities	20,554	20,208
Capital leases, excluding current portion	52	89
Other long-term liabilities	241	1,030

Total liabilities	20,847	21,327
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2015 and December 31, 2014;	—	—
Common stock, $0.00001 par value; 125,000,000 shares authorized, 23,106,680 and 22,992,273 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	526,737	522,800
Accumulated deficit	(407,139)	(399,084)

Total stockholders’ equity	119,598	123,716

Total liabilities and stockholders’ equity	$140,445	$145,043

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except share and per share data)
Revenue:
Product	$30,926	$24,589	$83,891	$71,975
Research services	613	848	1,243	2,440

Total revenue	31,539	25,437	85,134	74,415
Cost of revenue:
Product	26,017	19,926	69,676	61,316
Research services	350	439	663	1,255

Gross profit	5,172	5,072	14,795	11,844
Operating expenses:
Research and development	1,146	1,258	4,001	4,461
Sales and marketing	2,793	2,213	7,847	7,871
General and administrative	3,709	3,966	10,866	12,894

Total operating expenses	7,648	7,437	22,714	25,226

Loss from operations	(2,476)	(2,365)	(7,919)	(13,382)

Interest expense	(46)	(47)	(136)	(50,225)

Total interest expense	(46)	(47)	(136)	(50,225)

Net loss	$(2,522)	$(2,412)	$(8,055)	$(63,607)

Net loss attributable to common stockholders	$(2,522)	$(2,412)	$(8,055)	$(63,607)

Net loss attributable to common stockholders per share:
Basic	$(0.11)	$(0.10)	$(0.35)	$(7.26)

Diluted	$(0.11)	$(0.10)	$(0.35)	$(7.26)

Weighted-average common shares outstanding:
Basic and diluted	23,060,456	22,997,060	23,017,822	8,762,866

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net loss	$(8,055)	$(63,607)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,422	7,692
Loss on disposal of assets	—	15
Debt issuance costs	—	47
Accretion of debt to fair value	—	50,011
Stock compensation expense	4,175	7,398
Settlement of asset retirement obligation	(14)	(32)
Changes in operating assets and liabilities:
Accounts receivable	(5,425)	(1,305)
Inventories	(1,732)	543
Prepaid expenses and other assets	(1,001)	(343)
Accounts payable	1,504	775
Accrued expenses	(1,123)	(109)
Deferred revenue	4,167	845

Net cash (used in) provided by operating activities	(82)	1,930

Cash flows from investing activities:
Capital expenditures	(19,377)	(4,610)
Purchase of marketable securities	(2,500)	—
Maturity and sale of marketable securities	2,500	—

Net cash used in investing activities	(19,377)	(4,610)

Cash flows from financing activities:
Borrowings under line of credit	—	4,500
Repayments under line of credit	—	(5,500)
Repayment of borrowings under long-term debt	—	(18,849)
Financing costs	—	(47)
Repayment of obligations under capital lease	(58)	(61)
Proceeds from initial public offering	—	74,712
Payments made for employee restricted stock minimum tax withholdings	(238)	—
Proceeds from issuance of common stock	—	2

Net cash (used in) provided by financing activities	(296)	54,747

Net (decrease) increase in cash	(19,755)	52,077
Cash at beginning of period	49,719	1,574

Cash at end of period	$29,964	$53,651

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Supplemental disclosures of cash flow information:
Interest paid	$149	$166

Income taxes paid	$—	$—

Supplemental disclosures of non-cash activities:
Conversion of convertible and senior convertible notes to common stock	$—	$168,511

Changes in accrued capital expenditures	$(6,112)	$6,847

Advanced billings	$1,142	$—

Capitalized interest	$—	$34

Capitalized leases	$21	$5

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

On June 18, 2014, the Company completed an initial public offering (IPO) of 7,500,000 shares of its common stock at a public offering price of $11.00 per share. The Company received net proceeds of $74.7 million after deducting underwriting discounts and commissions of $4.3 million and offering expenses of approximately $3.5 million. Upon the closing of the offering, all of the Company’s then-outstanding (i) warrants to purchase Series C preferred stock (the Series C warrants) were subject to an automatic net cashless exercise, (ii) convertible preferred stock (including the shares of Series C preferred stock issued upon the automatic net cashless exercise of Series C warrants) automatically converted into 115,982 shares of common stock, and (iii) Convertible Notes and Senior Convertible Notes (see note 8) automatically converted into 15,319,034 shares of common stock.

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

In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments that are of a normal recurring nature and necessary for the fair statement of the Company’s financial position as of September 30, 2015 and the results of its operations for the three and nine months ended September 30, 2015 and 2014 and the cash flows for the nine month periods then ended. The Company has evaluated events through the date of this filing.

The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or any other period.

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

Marketable Securities

Marketable securities consisted primarily of marketable debt securities which are classified as available-for-sale and are carried at fair value. The Company held no marketable securities as of September 30, 2015 or December 31, 2014. During the nine months ended September 30, 2015, the Company purchased $2.5 million of marketable securities which matured during the same period. The unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income (loss). The Company considers all highly liquid investments with maturities of 90 days or less at the time of purchase to be cash equivalents, and investments with maturities of greater than 90 days at the time of purchase to be marketable securities. When a marketable security incurs a significant unrealized loss for a sustained period of time, the Company will review the instrument to determine if it is other-than-temporarily impaired. If it is determined that an instrument is other-than-temporarily impaired, the Company will record the unrealized loss in the consolidated statement of operations.

Deferred Revenue

The Company records deferred revenue for product sales when (i) the Company has delivered products but other revenue recognition criteria have not been satisfied, (ii) payments have been received in advance of products being delivered or (iii) amounts are billed in accordance with contractual terms in advance of products being delivered.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of changes in the fair market value of available-for-sale securities. As of September 30, 2015 and December 31, 2014, the Company held no marketable securities.

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

Under the Fair Value Option Subsections of Financial Accounting Standards Board (FASB) ASC Subtopic 825-10, Financial Instruments — Overall, the Company has the irrevocable option to report most financial assets and financial liabilities at fair value on an instrument by instrument basis, with changes in fair value reported in earnings each reporting period. As a result of electing this option, the Company recorded its previously outstanding Subordinated Notes, Senior Convertible Notes and Convertible Notes at fair value in order to measure these liabilities at amounts that more accurately reflect the economics of these instruments (see note 8).

During the nine months ended September 30, 2014, and prior to the completion of the Company’s IPO on June 18, 2014, the Company valued its then outstanding Subordinated Notes, Senior Convertible Notes and Convertible Notes utilizing Level 3 inputs.

Upon the completion of the Company’s IPO, the Company used a portion of the net proceeds to settle all obligations under the Subordinated Notes in full and the Senior Convertible Notes and Convertible Notes automatically converted into 15,319,034 shares of common stock.

During the nine months ended September 30, 2015, the Company purchased $2.5 million of marketable securities which matured during the same period. During this period, the instruments were valued utilizing level 1 inputs. As of September 30, 2015 and December 31, 2014, the Company held no marketable securities.

Stock-based Compensation

Stock-based compensation expense is measured at the grant date based on the fair value of the award. Expense is recognized on a straight-line basis over the requisite service period for all awards with service conditions. For performance-based awards, the grant date fair value is recognized as expense when the condition is probable of being achieved, and then on a graded basis over the requisite service period. The Company uses the Black-Scholes option-pricing model to determine the fair value of service-based option awards, which requires a number of complex and subjective assumptions including fair value of the underlying security, the expected volatility of the underlying security, a risk-free interest rate and the expected term of the option. The fair value of restricted stock and restricted stock unit grants is determined using the closing price of the Company’s common stock on the date of grant.

During the nine months ended September 30, 2015, the Company granted 219,944 restricted common stock units (RSUs) and non-qualified stock options (NSOs) to purchase 231,223 shares of common stock to its employees under the 2014 Employee, Director and Consultant Equity Incentive Plan (the 2014 Equity Plan). These RSUs and NSOs will vest over a three year period. In June 2015, the Company also issued 54,005 shares of restricted common stock and an additional 71,596 NSOs to its non-employee directors under the 2014 Equity Plan. The awards to non-employee directors vest one year from the date of grant. Pursuant to the evergreen provisions of the 2014 Equity Plan, the number of shares of common stock available for issuance under the plan automatically increased to 3,698,257 shares effective January 1, 2015.

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

Information about the Company’s total revenues, based on shipment destination or services location, is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Revenue:
U.S.	$12,088	$8,068	$33,810	$25,503
International	19,451	17,369	51,324	48,912

Total	$31,539	$25,437	$85,134	$74,415

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

(3) Fair Value Measurements

The Company held no financial assets that were measured and reported at fair value as of September 30, 2015 or December 31, 2014. During the nine months ended September 30, 2015, the Company purchased $2.5 million of marketable securities which matured during the same period.

(4) Inventories

Inventories consist of the following:

	September 30, 2015	December 31, 2014
	(In thousands)
Raw materials	$4,841	$4,052
Finished goods	1,788	845

Total	$6,629	$4,897

(5) Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	September 30, 2015	December 31, 2014	Useful life
	(In thousands)
Construction in progress	$2,500	$24,124	—
Buildings	23,852	16,303	30 years
Machinery and equipment	104,006	78,378	3-10 years
Computer equipment and software	6,850	5,556	3 years

Total	137,208	124,361
Accumulated depreciation and amortization	(59,784)	(52,869)

Property, plant and equipment, net	$77,424	$71,492

Depreciation expense was $7.4 million and $7.6 million for the nine months ended September 30, 2015 and 2014, respectively.

In March 2015, the Company placed into service approximately $31.8 million of assets related to the Company’s completed third production line at its manufacturing facility in East Providence, Rhode Island.

(6) Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2015	December 31, 2014
	(In thousands)
Employee compensation	$3,294	$4,851
Other accrued expenses	1,171	737

Total	$4,465	$5,588

(7) Other Long-term Liabilities

Other long-term liabilities consist of the following:

	September 30, 2015	December 31, 2014
	(In thousands)
Asset retirement obligations (ARO)	$1,034	$1,018
Other	25	62

	1,059	1,080
Current maturities of other long-term liabilities	(818)	(50)

Other long-term liabilities, less current maturities	$241	$1,030

The Company has asset retirement obligations (ARO) arising from requirements to perform certain asset retirement activities upon the termination of its Northborough, Massachusetts (Northborough) facility lease and upon disposal of certain machinery and equipment. The liability was initially measured at fair value and subsequently adjusted for accretion expense and changes in the amount or timing of the estimated cash flows. The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s remaining useful life.

A summary of ARO activity consists of the following:

	September 30, 2015	September 30, 2014
	(In thousands)
Balance at beginning of period	$1,017	$1,008
Accretion of discount expense	31	30
Settlement costs	(14)	(31)

Balance at end of period	$1,034	$1,007

In August 2013, the Company extended its Northborough facility lease through December 2016. Accordingly, the Company classified the ARO as long term at December 31, 2014.

In September 2015, the Company elected to begin the restoration of 31,577 square feet of space formerly utilized for manufacturing operations in the Northborough facility. At that time, the Company engaged contractors to perform certain restoration services including the decommissioning of the former plant, the demolition and removal of remaining assets and other services to return the premises to broom-clean condition by December 31, 2015. For the nine months ended September 30, 2015 and 2014, the Company incurred less than $0.1 million in settlement costs in support of this effort.

The remaining ARO reserve totaling $0.2 million represents the estimated remaining restoration cost to exit the remaining space in the Northborough facility and is the maximum due under the terms of the lease. These costs are not expected to be settled until the conclusion of the lease in December 2016.

(8) Interest Expense

Interest expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Changes in fair value:
Subordinated Notes	$—	$—	$—	$1,543
Senior Convertible Notes	—	—	—	11,373
Convertible Notes, net of capitalization	—	—	—	37,095
Debt closing costs	—	16	—	47
Other interest	46	31	136	167

Total interest expense	$46	$47	$136	$50,225

Prior to the completion of the Company’s IPO on June 18, 2014, the Company had Subordinated Notes, Senior Convertible Notes and Convertible Notes outstanding that were measured at fair value using level 3 inputs.

The change in fair value of the Subordinated Notes for the nine months ended September 30, 2014 was determined by utilizing a probability weighted discounted cash flow analysis of the amount to be paid on the notes upon the occurrence of certain events in which the Subordinated Notes would be repaid to the noteholders in cash. This analysis utilized assumptions related to the probability of the occurrence of each of the various events and appropriate discount rates for each of the scenarios. The Subordinated Notes were repaid in full on June 20, 2014. As of that date, the aggregate fair value of the Subordinated Notes was determined to be $18.8 million.

The change in the fair value of the Senior Convertible Notes and the Convertible Notes for the nine months ended September 30, 2014 was determined by utilizing a probability weighted discounted cash flow analysis which took into consideration market and general economic events as well as the Company’s financial results and other data available as of that date. This analysis determined the amount to be paid on the notes in either cash or shares at the occurrence of certain events in which the Senior Convertible Notes and the Convertible Notes would be converted into shares of the Company’s common stock or would be repaid to the noteholders in cash. This analysis also utilized assumptions related to the probability of the occurrence of each of the various events and appropriate discount rates for each of the scenarios. The fair value of the Senior Convertible Notes and the Convertible Notes upon the closing of the Company’s IPO were determined to be $39.5 million and $129.0 million, respectively.

(9) Revolving Line of Credit

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

At both September 30, 2015 and December 31, 2014, the Company had no amounts drawn on the revolving credit facility. The Company had outstanding letters of credit backed by the revolving credit facility of $2.7 million at September 30, 2015 and $1.4 million at December 31, 2014, respectively, which reduce the funds otherwise available to the Company under the facility. Based on the available borrowing base, the effective amount available to the Company under the revolving credit facility at September 30, 2015 was $13.0 million after consideration of the $2.7 million of outstanding letters of credit (see note 10). Under the revolving credit facility, the Company is required to comply with financial covenants relating to, among other items, minimum Adjusted EBITDA, maximum unfinanced capital expenditures and other non-financial covenants. At September 30, 2015, the Company was in compliance with all such financial covenants.

(10) Commitments and Contingencies

Letters of Credit

Pursuant to the terms of its Northborough facility lease, the Company has been required to provide the lessor with letters of credit securing certain obligations. In addition, the Company has been required to provide certain customers with letters of credit securing obligations under commercial contracts.

The Company had letters of credit outstanding for $2.7 million at September 30, 2015 and $1.4 million at December 31, 2014. These letters of credit are secured by the Company’s revolving line of credit (see note 9).

Litigation

The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any litigation for which it believes a loss is probable requiring an amount to be accrued or a possible loss contingency requiring disclosure.

(11) Net Loss Per Share

The computation of basic and diluted net loss attributable to common stockholders per share consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except share and per share data)
Numerator:
Net loss attributable to common stockholders	$(2,522)	$(2,412)	$(8,055)	$(63,607)

Denominator:
Weighted average shares outstanding, basic and diluted	23,060,456	22,997,060	23,017,822	8,762,866

Net loss attributable to common stockholders per common share, basic and diluted	$(0.11)	$(0.10)	$(0.35)	$(7.26)

Potential dilutive common shares that were excluded from the computation of diluted net loss attributable to common stockholders per common share because they were anti-dilutive consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Common stock options	1,224,279	1,031,017	1,224,279	1,031,017
Restricted common stock units	405,463	318,517	405,463	318,517
Common stock warrants	131	131	131	131

Total	1,629,873	1,349,665	1,629,873	1,349,665

(12) Income Taxes

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

We manufacture our products using our proprietary process and technology at our facility in East Providence, Rhode Island. We have operated the East Providence facility since 2008. We commenced operation of a second production line at this facility during 2011, which doubled our annual nameplate capacity to 40 million to 44 million square feet of aerogel blankets, depending on product mix. We completed the construction and start-up of a third production line in the East Providence facility during the first quarter of 2015 with a total construction cost of $31.8 million. The third production line increased our annual nameplate capacity to 50 million to 55 million square feet of aerogel blankets, depending on product mix.

Our revenue for the nine months ended September 30, 2015 was $85.1 million, which represented an increase of 14% from the nine months ended September 30, 2014. Net loss for the nine months ended September 30, 2015 was $8.1 million and net loss per diluted share was $0.35 per share. Net loss for the nine months ended September 30, 2014 was $63.6 million and net loss per diluted share was $7.26. Net loss for the nine months ended September 30, 2014 included a total of $38.8 million of expense or $4.43 per share attributable to common stockholders related to expenses recorded in connection with the closing of our initial public offering including (i) recognition of compensation cost of performance-based stock options of $5.6 million and (ii) accretion of convertible notes to final conversion value of $33.2 million.

Recent Developments

As we previously reported on September 22, 2015, pursuant to a force majeure notification, our primary carbon dioxide supplier curtailed our supply due to a temporary feedstock issue impacting the northeastern United States. This curtailment resulted in the disruption of supply to our East Providence plant for the period beginning September 19, 2015 and ending September 27, 2015. We were able to procure alternative sources for approximately 40% of our requirements during this period. This supply interruption forced the idling of our East Providence plant resulting in the loss of the equivalent of 3.8 days of production. We estimate that the disruption reduced (i) factory output resulting in lower revenue of approximately $1.5 million and (ii) gross profit and adjusted EBITDA by approximately $0.8 million during the quarter. We also estimate that the disruption had the impact of reducing third quarter revenue growth by six percentage points and earnings per share by $0.04.

On November 5, 2015, we announced the selection of Statesboro, Georgia, as the site for our second manufacturing plant. The forty acre site is served by rail and provides effective access to local ports while the surrounding region is served by a well-developed technical educational system. In addition, we believe the region will provide a strong workforce, secure and low-cost utilities and access to critical raw materials.

Key Metrics and Non-GAAP Financial Measures

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Square Foot Operating Metric

We price our product and measure our product shipments in square feet. With the successful commissioning and start-up of our third production line at the East Providence facility in March 2015, we estimate our annual nameplate capacity to be 50 million to 55 million square feet of aerogel blankets, depending on product mix. We believe the square foot operating metric allows us and our investors to measure the growth in our manufacturing capacity and product shipments on a uniform and consistent basis. The following chart sets forth product shipments associated with recognized revenue in square feet for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Square feet in thousands)
Product shipments in square feet	10,450	9,355	30,380	28,246

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

We use Adjusted EBITDA:

•	as a measure of operating performance because it does not include the impact of items that we do not consider indicative of our core operating performance;

•	for planning purposes, including the preparation of our annual operating budget, to allocate resources and to enhance the financial performance of our business; and

•	as a performance measure under our bonus plan.

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

The following table presents a reconciliation of net loss, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	($ in thousands)
Net loss	$(2,522)	$(2,412)	$(8,055)	$(63,607)
Interest expense (1)	46	47	136	50,225
Depreciation and amortization	2,664	2,513	7,422	7,692
Loss on disposal of assets	—	—	—	15
Stock-based compensation (2)	1,476	1,054	4,175	7,398

Adjusted EBITDA	$1,664	$1,202	$3,678	$1,723

(1)	Interest expense in 2014 consists primarily of fair market value adjustments related to our subordinated notes, senior convertible notes, and convertible notes.
(2)	Represents non-cash stock-based compensation related to vesting and modifications of stock option grants, vesting of restricted stock and vesting of restricted common stock units.

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

Manufacturing expense is also a significant component of cost of revenue. As we increase manufacturing capacity through our planned construction and operation of a second manufacturing facility and, over time, potentially expand the production lines at this second manufacturing facility, we expect manufacturing expense as a percentage of product revenue will increase in the near-term following each expansion but will decrease in the long-term with increased revenues supported by the effect of completed capacity expansions.

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

Research and Development Expenses

Research and development expenses consist primarily of expenses for personnel engaged in the development of next generation aerogel compositions, form factors and manufacturing technologies. These expenses also include testing services, prototype expenses, consulting services, equipment depreciation, facilities costs and related overhead. We expense research and development costs as incurred. We expect to continue to devote substantial resources to the development of new aerogel technology. We believe that these investments are necessary to maintain and improve our competitive position. We expect to continue to invest in additional research and engineering personnel and the infrastructure required in support of their efforts. We expect that our research and development expenses will increase in absolute dollars but decrease as a percentage of revenue in the long-term.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs, incentive compensation, marketing programs, travel and related costs, consulting expenses and facilities-related costs. We plan to expand our sales force and sales consultants globally to drive anticipated growth in customers and demand for our products. We expect that sales and marketing expenses will increase in absolute dollars but decrease as a percentage of revenue in the long-term.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, legal expenses, consulting and professional services, audit and tax consulting costs, and expenses for our executive, finance, human resources and information technology organizations. General and administrative expenses have increased as we have incurred additional costs related to operating as a publicly-traded company, which include costs of compliance with securities, corporate governance and related laws and regulations, investor relations expenses, increased insurance premiums, including director and officer insurance, and increased audit and legal fees. In addition, we expect to add general and administrative personnel to support the anticipated growth of our business and continued expansion of our manufacturing operations. We expect that general and administrative expenses will increase in absolute dollars but decrease as a percentage of revenue in the long-term.

Interest Expense

For the three and nine months ended September 30, 2015, interest expense consisted primarily of fees related to our revolving credit facility.

For the three and nine months ended September 30, 2014, interest expense consisted primarily of interest expense associated with fair market value adjustments to our subordinated notes, senior convertible notes and convertible notes.

Provision for Income Taxes

We have incurred net losses since inception and have not recorded benefit provisions for U.S. federal income taxes or state income taxes since the tax benefits of our net losses have been offset by valuation allowances due to the uncertainty associated with the utilization of net operating loss carryforwards.

Results of Operations

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

The following tables set forth a comparison of the components of our results of operations for the periods presented:

Revenue

	Three Months Ended September 30,
	2015		2014		Change
		Percentage of Revenue		Percentage of Revenue
	Amount		Amount		Amount	Percentage
	($ in thousands)
Revenue:
Product	$30,926	98%	$24,589	97%	$6,337	26%
Research services	613	2%	848	3%	(235)	(28)%

Total Revenue	$31,539	100%	$25,437	100%	$6,102	24%

The following chart sets forth product shipments in square feet for the periods presented:

	Three Months Ended September 30,		Change
	2015	2014	Amount	Percentage
Product shipments in square feet (in thousands)	10,450	9,355	1,095	12%

Total revenue increased $6.1 million, or 24%, to $31.5 million for the three months ended September 30, 2015 from $25.4 million in the comparable period in 2014 as a result of an increase in product revenue.

Product revenue increased $6.3 million, or 26%, to $30.9 million for the three months ended September 30, 2015 from $24.6 million in the comparable period in 2014. This increase was principally the result of an increase in sales of our aerogel products in the subsea market and in the refinery and petrochemical sectors in the United States and Europe. The revenue increase reflects price increases enacted in late 2014, and a shift in the mix of aerogel products sold towards higher priced products, particularly in the subsea market. The average selling price per square foot of our products increased by an effective $0.33, or 13%, to $2.96 per square foot for the three months ended September 30, 2015 from $2.63 per square foot for the comparable period in 2014. This increase in average selling price contributed approximately $3.3 million to the increase in product revenue. In volume terms, product shipments increased 1.1 million square feet, or 12%, to 10.4 million square feet of aerogel products for the three months ended September 30, 2015 from 9.4 million square feet in the comparable period in 2014. The increase in volume was supported by the increase in manufacturing capacity associated with operation of the third production line in the East Providence facility. The increase in product volume contributed approximately $3.0 million to the increase in product revenue.

Research services revenue decreased $0.2 million, or 28%, to $0.6 million for the three months ended September 30, 2015 from $0.8 million in the comparable period in 2014. The decrease was primarily due to a reduction in the total value of active research contracts with government agencies in 2015. The reduction in the total value of active contracts is principally the result of limitations on our eligibility to receive contract awards under federal guidelines due to a variety of factors including the amount of our revenue, the number of our employees and the makeup of our ownership.

Product revenue was 98% and 97% of total revenue for the three months ended September 30, 2015 and 2014, respectively. Research services revenue was 2% and 3% of total revenue for the three months ended September 30, 2015 and 2014, respectively. We expect that product revenue will continue to comprise a significant percentage of our total revenue due to the anticipated growth in demand for our products in the energy infrastructure market.

Cost of Revenue

	Three Months Ended September 30,
	2015			2014			Change
		Percentage of Related Revenue	Percentage of Total Revenue		Percentage of Related Revenue	Percentage of Total Revenue
	Amount			Amount			Amount	Percentage
	($ in thousands)
Cost of revenue:
Product	$26,017	84%	83%	$19,926	81%	78%	$6,091	31%
Research services	350	57%	1%	439	52%	2%	(89)	(20%)

Total cost of revenue	$26,367	84%	84%	$20,365	80%	80%	$6,002	29%

Total cost of revenue increased $6.0 million, or 29%, to $26.4 million for the three months ended September 30, 2015 from $20.4 million in the comparable period in 2014. The increase in total cost of revenue was the result of an increase of $3.7 million in material costs and $2.4 million in manufacturing expense to support increased product revenue, offset, in part, by a decrease of $0.1 million in cost of research services.

Product cost of revenue increased $6.1 million, or 31%, to $26.0 million for the three months ended September 30, 2015 from $19.9 million in the comparable period in 2014. The $6.1 million increase was the result of a $3.7 million increase in material costs and a $2.4 million increase in manufacturing expense year over year. The increase in manufacturing expense was the result of increases in compensation expense of $0.5 million, utility expense of $0.5 million, maintenance expense of $0.5 million, depreciation expense of $0.3 million and other manufacturing expense of $0.6 million. The increase in level of manufacturing expense was driven by the addition of the third production line in the East Providence facility, which commenced operation in the first quarter of 2015. Material costs for the three months ended September 30, 2015 increased $3.7 million versus the comparable period in 2014 due to a 12% increase in product volume period over period in combination with a decline in manufacturing yields during the three months ended September 30, 2015. We expect that product cost of revenue will continue to increase during the remainder of 2015 due to an expected increase in product volume to be produced and shipped during the period.

Product cost of revenue as a percentage of product revenue increased to 83% during the three months ended September 30, 2015 from 81% during the three months ended September 30, 2014. This increase was principally caused by the increased levels of manufacturing expense associated with operation of the third production line and the decline in manufacturing yields during the three months ended September 30, 2015. We expect that product cost of revenue as a percentage of revenue will decrease during the fourth quarter of 2015 from the levels realized during the three months ended September 30, 2015 due to increased production volumes associated with operation of the third production line and a projected favorable mix of products sold.

Research services cost of revenue decreased $0.1 million, or 20%, to $0.3 million for the three months ended September 30, 2015 from $0.4 million in the comparable period in 2014. The decrease in cost of research services revenue was due principally to the 28% reduction in research services revenue during the three months ended September 30, 2015.

Gross Profit

	Three Months Ended September 30,
	2015		2014		Change
		Percentage of Revenue		Percentage of Revenue
	Amount		Amount		Amount	Percentage
	($ in thousands)
Gross profit	$5,172	16%	$5,072	20%	$100	2%

Gross profit increased $0.1 million, or 2%, to $5.2 million for the three months ended September 30, 2015 from $5.1 million in the comparable period in 2014. The increase reflected $3.3 million in incremental contribution from the effective 13% sales price increase during 2015 and $3.0 million related to increased volume supported by output from the third production line. These increases were offset, in part, by a $3.7 million increase in material costs due to the increase in volume and the decline in manufacturing yields in the three months ended September 30, 2015, a $2.4 million increase in manufacturing expense due principally to the operation of the third production line, and a $0.2 million decrease associated with the reduction in research services revenue.

Gross profit as a percentage of total revenue decreased to 16% of total revenue for the three months ended September 30, 2015 from 20% in the comparable period in 2014. We expect gross profit as a percentage of total revenue to increase for the fourth quarter of 2015 from the levels realized during the three months ended September 30, 2015 due to anticipated increases in production volumes, a shift toward higher margin products and an expected improvement in manufacturing yields and productivity.

Research and Development Expenses

	Three Months Ended September 30,
	2015		2014		Change
		Percentage of Revenue		Percentage of Revenue
	Amount		Amount		Amount	Percentage
	($ in thousands)
Research and development expenses	$1,146	4%	$1,258	5%	$(112)	(9%)

Research and development expenses decreased $0.1 million, or 9%, to $1.2 million for the three months ended September 30, 2015 from $1.3 million in the comparable period in 2014. The decrease is principally the result of a reduction in compensation related costs. We expect that our research and development expenses will increase in the long-term as we invest in additional research and engineering personnel and the infrastructure required in support of their efforts. We expect that research and development expenses as a percentage of total revenue in the long-term will remain at approximately the level realized in the three months ended September 30, 2015 due to equivalent anticipated growth in product revenue.

Sales and Marketing Expenses

	Three Months Ended September 30,
	2015		2014		Change
		Percentage of Revenue		Percentage of Revenue
	Amount		Amount		Amount	Percentage
	($ in thousands)
Sales and marketing expenses	$2,793	9%	$2,213	9%	$580	26%

Sales and marketing expenses increased $0.6 million, or 26%, to $2.8 million for the three months ended September 30, 2015 from $2.2 million in the comparable period in 2014 due primarily to an increase in employee compensation of $0.4 million, sales consultant costs of $0.1 million and other selling expenses of $0.1 million. We plan to continue to expand our sales force to support anticipated growth in customers and demand for our products. We expect that sales and marketing expenses will increase in absolute dollars in the long term as we increase sales personnel and marketing efforts. However, we expect that sales and marketing expenses will decrease as a percentage of total revenue in the long-term due to projected growth in product revenue.

General and Administrative Expenses

	Three Months Ended September 30,
	2015		2014		Change
		Percentage of Revenue		Percentage of Revenue
	Amount		Amount		Amount	Percentage
	($ in thousands)
General and administrative expenses	$3,709	12%	$3,966	16%	$(257)	(6%)

General and administrative expenses, or G&A expenses, decreased $0.3 million, or 6%, to $3.7 million for the three months ended September 30, 2015 compared to the same period in 2014. G&A expenses as a percentage of total revenue decreased to 12% for the three months ended September 30, 2015 from 16% in the comparable period in 2014. The $0.3 million decrease was primarily the result of a decrease in compensation expense of $0.4 million and depreciation expense of $0.1 million. These decreases were offset, in part, by an increase of $0.2 million in professional services. We expect that G&A expenses will increase in absolute dollars in the long term as we incur additional expenses in support of the anticipated growth of our business and expansion of our manufacturing operations. However, we expect G&A expenses will decline as a percentage of total revenue in the long-term as a result of projected growth in product revenue.

Interest Expense

	Three Months Ended September 30,
	2015		2014		Change
		Percentage of Revenue		Percentage of Revenue
	Amount		Amount		Amount	Percentage
	($ in thousands)
Interest expense	$(46)	(0)%	$(47)	(0)%	$1	(2)%

Interest expense of less than $0.1 million during the three months ended September 30, 2015 and 2014 was comprised primarily of costs related to our revolving credit facility.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

The following tables set forth a comparison of the components of our results of operations for the periods presented:

Revenue

	Nine Months Ended September 30,
	2015		2014		Change
		Percentage of Revenue		Percentage of Revenue
	Amount		Amount		Amount	Percentage
	($ in thousands)
Revenue:
Product	$83,891	99%	$71,975	97%	$11,916	17%
Research services	1,243	1%	2,440	3%	(1,197)	(49)%

Total Revenue	$85,134	100%	$74,415	100%	$10,719	14%

The following chart sets forth product shipments in square feet for the periods presented:

	Nine Months Ended September 30,		Change
	2015	2014	Amount	Percentage
Product shipments in square feet (in thousands)	30,380	28,246	2,134	8%

Total revenue increased $10.7 million, or 14%, to $85.1 million for the nine months ended September 30, 2015 from $74.4 million in the comparable period in 2014 as a result of an increase in product revenue.

Product revenue increased $12.0 million, or 17%, to $83.9 million for the nine months ended September 30, 2015 from $72.0 million in the comparable period in 2014. This increase was principally the result of an increase in sales of our aerogel products in the subsea market and refinery and petrochemical sectors in the United States, Asia and Europe. The revenue increase reflects price increases enacted in late 2014 and a shift in the mix of aerogel products sold towards higher priced products, particularly in the subsea market. The average selling price per square foot of our products increased by an effective $0.21, or 8%, to $2.76 per square foot for the nine months ended September 30, 2015 from $2.55 per square foot in the comparable period in 2014. This increase in average selling price contributed approximately $6.3 million to the increase in product revenue. In volume terms, product shipments increased 2.1 million square feet, or 8%, to 30.4 million square feet of aerogel products for the nine months ended September 30, 2015 from 28.2 million square feet in the comparable period in 2014. The increase in volume was supported by the increase in manufacturing capacity associated with operation of the third production line in the East Providence facility. The increase in product volume contributed approximately $5.7 million to the increase in product revenue.

Research services revenue decreased $1.2 million, or 49%, to $1.2 million for the nine months ended September 30, 2015 from $2.4 million in the comparable period in 2014. The decrease was primarily due to a reduction in the total value of active research contracts with government agencies in 2015.The reduction in the total value of active contracts is principally the result of limitations on our eligibility to receive contract awards under federal guidelines due to a variety of factors including the amount of our revenue, the number of our employees and the makeup of our ownership.

Product revenue was 99% and 97% of total revenue for the nine months ended September 30, 2015 and 2014, respectively. Research services revenue was 1% and 3% of total revenue for the nine months ended September 30, 2015 and 2014, respectively. We expect that product revenue will continue to comprise a significant percentage of our total revenue due to the anticipated growth in demand for our products in the energy infrastructure market.

Cost of Revenue

	Nine Months Ended September 30,
	2015			2014			Change
		Percentage of Related Revenue	Percentage of Total Revenue		Percentage of Related Revenue	Percentage of Total Revenue
	Amount			Amount			Amount	Percentage
	($ in thousands)
Cost of revenue:
Product	$69,676	83%	82%	$61,316	85%	82%	$8,360	14%
Research services	663	53%	1%	1,255	51%	2%	(592)	(47)%

Total cost of revenue	$70,339	83%	83%	$62,571	84%	84%	$7,768	12%

Total cost of revenue increased $7.8 million, or 12%, to $70.3 million for the nine months ended September 30, 2015 from $62.6 million in the comparable period in 2014. The increase in total cost of revenue was the result of an increase of $4.6 million in material costs and $3.8 million in manufacturing expense to support increased product revenue, offset, in part, by a decrease of $0.6 million in cost of research services.

Product cost of revenue increased $8.4 million, or 14%, to $69.7 million for the nine months ended September 30, 2015 from $61.3 million in the comparable period in 2014. The $8.4 million increase was the result of a $4.6 million increase in material costs and a $3.8 million increase in manufacturing expense year over year. The increase in manufacturing expense was the result of increases in compensation expense of $1.6 million, utility expenses of $1.0 million, maintenance and facility expense of $0.7 million and other operating expense of $0.5 million. The increased level of manufacturing expense was driven by the addition of the third production line in the East Providence facility, which commenced operation in the first quarter of 2015. Material costs for the nine months ended September 30, 2015 increased $4.6 million versus the comparable period in 2014 due to an 8% increase in product volume and a decline in manufacturing yields during the nine months ended September 30, 2015 versus the comparable period in 2014. We expect that product cost of revenue will continue to increase in the fourth quarter of 2015 from the quarterly pace during the first three quarters due to the increased level of manufacturing expense associated with operation of the third production line. In addition, we expect material costs to increase in line with the expected increase in product volume to be manufactured and shipped from the facility during the quarter.

Product cost of revenue as a percentage of product revenue decreased to 83% during the nine months ended September 30, 2015 from 85% during the nine months ended September 30, 2014. This decrease was due to the increase in production volumes during 2015 associated with operation of the third production line and the selling price increase implemented in late 2014, offset, in part, by a decline in manufacturing yields during the nine months ended September 30, 2015. We expect that product cost of revenue as a percentage of revenue during the remainder of 2015 will decrease from the levels realized during the nine months ended September 30, 2015 due to increased production volumes associated with operation of the third production line and an expected favorable mix of products sold.

Research services cost of revenue decreased $0.6 million, or 47%, to $0.7 million for the nine months ended September 30, 2015 from $1.3 million in the comparable period in 2014. The decrease in cost of research services revenue was due principally to the 49% reduction in research services revenue during the nine months ended September 30, 2015.

Gross Profit

	Nine Months Ended September 30,
	2015		2014		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Gross profit	$14,795	17%	$11,844	16%	$2,951	25%

Gross profit increased $3.0 million, or 25%, to $14.8 million for the nine months ended September 30, 2015 from $11.8 million in the comparable period in 2014. The increase reflected $6.3 million in incremental contribution from an effective 8% increase in average sales price during 2015 and $5.7 million related to increased volume supported by output from the third production line. These increases were offset, in part, by a $4.6 million increase in material costs due to the increase in volume and the decline in manufacturing yields in the three months ended September 30, 2015, a $3.8 million increase in manufacturing expenses due principally to the operation of the third production line, and a $0.6 million reduction in contribution due to the decline in research services revenue.

Gross profit as a percentage of total revenue increased to 17% of total revenue for the nine months ended September 30, 2015 from 16% in the comparable period in 2014. We expect gross profit as a percentage of total revenue to continue to increase during the remainder of 2015 from the levels realized during the nine months ended September 30, 2015 due to anticipated increases in production volumes and an expected improvement in manufacturing yields and productivity.

Research and Development Expenses

	Nine Months Ended September 30,
	2015		2014		Change
		Percentage of Revenue		Percentage of Revenue
	Amount		Amount		Amount	Percentage
	($ in thousands)
Research and development expenses	$4,001	5%	$4,461	6%	$(460)	(10%)

Research and development expenses decreased $0.5 million, or 10%, to $4.0 million for the nine months ended September 30, 2015 from $4.5 million in the comparable period in 2014. The decrease is principally the result of decreases in stock-based compensation charges of $0.3 million, other compensation expense of $0.1 million and outside professional services of $0.1 million.

Sales and Marketing Expenses

	Nine Months Ended September 30,
	2015		2014		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Sales and marketing expenses	$7,847	9%	$7,871	11%	$(24)	(0%)

Sales and marketing expenses remained flat at approximately $7.8 million, for the nine months ended September 30, 2015 and 2014. An increase of $0.1 million in consulting expenses was offset by a corresponding decrease in compensation expense for the nine months ended September 30, 2015 versus the comparable period in 2014.

General and Administrative Expenses

	Nine Months Ended September 30,
	2015		2014		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
General and administrative expenses	$10,866	13%	$12,894	17%	$(2,028)	(16%)

General and administrative expenses, or G&A expenses, decreased $2.0 million, or 16%, to $10.9 million for the nine months ended September 30, 2015 compared to the same period in 2014. G&A expenses as a percentage of total revenue decreased to 13% for the nine months ended September 30, 2015 from 17% in the comparable period in 2014. The $2.0 million decrease was primarily the result of decreases in stock-based compensation charges of $2.2 million, other compensation expense of $0.5 million and depreciation expense of $0.3 million. These decreases were offset by an increase of $1.0 million in insurance, professional services and other operating expenses related principally to operating as a publicly traded company.

Interest Expense

	Nine Months Ended September 30,
	2015		2014		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Interest expense	$(136)	(0)%	$(50,225)	(67)%	$50,089	(100)%

Interest expense of $0.1 million during the nine months ended September 30, 2015 was comprised primarily of costs related to our revolving credit facility. During the nine months ended September 30, 2014, we recorded approximately $50.2 million in interest expense comprised of changes in fair value for our then outstanding subordinated notes, senior convertible notes and convertible notes. Upon completion of the IPO in June 2014, the subordinated notes were repaid and the senior convertible notes and convertible notes were converted to equity.

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

We believe that our existing cash balance and available credit will be sufficient to fund a portion of the design, development and construction of a second production plant in the United States. We expect to supplement our cash balance with anticipated cash flows from operations, local government grants, debt financings and potentially equity financings to provide the capital required to complete the first production line in our second facility.

Primary Sources of Liquidity

Our principal sources of liquidity are currently our cash and cash equivalents and our revolving credit facility with Silicon Valley Bank. Cash and cash equivalents consist primarily of cash and money market accounts on deposit with banks. As of September 30, 2015, we had $30.0 million of cash and cash equivalents.

From our inception through March 2013, our primary sources of liquidity were funds raised through issuances of common stock, preferred stock, subordinated notes, senior convertible notes and convertible notes to venture capital funds and other private investors. In June 2014, we completed an initial public offering of our common stock and received net proceeds of $74.7 million after underwriting discounts and offering expenses. Upon the closing of the offering, all principal and accrued interest of our senior convertible notes and our convertible notes automatically converted into shares of our common stock. In addition, we utilized $19.8 million of the net proceeds of the offering to repay all amounts outstanding under our subordinated notes and revolving credit facility. At September 30, 2015, our only debt obligations were $0.1 million related to capital lease obligations. At September 30, 2015, we also had $2.7 million of outstanding letters of credit secured by the revolving credit facility described below.

In March 2011, we entered into a revolving credit facility with Silicon Valley Bank. This facility has been amended at various dates through 2014. On September 3, 2014, we further amended the loan and security agreement to extend the maturity date of the revolving credit facility to August 31, 2016 and to increase the maximum amount we are permitted to borrow, subject to continued covenant compliance and borrowing base requirements, from $10 million to $20 million. At our election, the interest rate applicable to borrowings under the amended revolving credit facility may be based on the prime rate or LIBOR. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 1.75% per annum, while LIBOR-based rates vary from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum. In addition, we are required to pay a monthly unused revolving line facility fee of 0.5% per annum of the average unused portion of the revolving credit facility.

Due to the borrowing base limitations of the revolving credit facility, the effective amount available to us under the facility at September 30, 2015 was $13.0 million after giving effect to the $2.7 million of letters of credit outstanding. As of September 30, 2015, we had no outstanding balances drawn on the revolving credit facility.

Analysis of Cash Flow

Net Cash (Used in) Provided by Operating Activities

During the nine months ended September 30, 2015, we used $0.1 million net cash in operating activities, as compared to generating $1.9 million in net cash during the comparable period of 2014, a decrease of $2.0 million. This decrease was primarily the result of a decrease in cash from changes in operating assets and liabilities of $4.0 million, offset, in part, by an increase in net loss adjusted for non-cash items in the period of $2.0 million. The decrease in cash from changes in operating assets and liabilities was principally the result of an increase in accounts receivable, inventories and other working capital balances to support the increase in revenue during the nine months ended September 30, 2015.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2015 and 2014 was $19.4 million and $4.6 million, respectively. Net cash used in investing activities for the nine months ended September 30, 2015 included capital expenditures to complete the construction of the third production line to expand the capacity of our East Providence manufacturing facility. In addition, net cash used in investing activities for the nine months ended September 30, 2015 included capital expenditures for machinery and equipment to improve the throughput and efficiency of our East Providence facility. Net cash used in investing activities for the nine months ended September 30, 2014 was primarily for machinery and equipment to improve the productivity of our East Providence facility.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2015 totaled $0.3 million and consisted of $0.1 million for repayments of obligations under capital leases and $0.2 million for payments made for employee restricted stock minimum tax withholdings associated with the vesting of RSUs. Net cash provided by financing activities for the nine months ended September 30, 2014 totaled $54.8 million. Financing activities during the period included $74.7 million of net proceeds from the initial public offering, offset, in part, by $1.0 million of net repayments under the line of credit, $18.8 million of repayments on the subordinated debt and other net payments of $0.1 million.

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

Certain Factors That May Affect Future Results of Operations

The Securities and Exchange Commission, or SEC, encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about: our beliefs in the appropriateness of our assumptions, the accuracy of our estimates regarding expenses, loss contingencies, future revenues, future profits, capital requirements, and the need for additional financing; the performance of our aerogel blankets; the estimated effects of our third production line on our annual nameplate capacity; our estimates of annual production capacity; our beliefs and expectations on the actual production capacity and product yields; our expectation as to an adequate supply of raw materials for the manufacturing of our products and the operation of the production process and the ability of our suppliers to deliver such raw materials to us; our beliefs about the usefulness of the square foot operating metric; our beliefs about the financial metrics that are indicative of our core performance; our beliefs about the usefulness of our presentation of Adjusted EBITDA; our expectations about the effect of manufacturing capacity on financial metrics such as Adjusted EBITDA; our beliefs about the outcome, effects or estimated liabilities of current or potential litigation; our expectations about hiring additional personnel; our plans to devote substantial resources to the development of new aerogel technology; our expectations about product mix; our beliefs and expectations on the average selling prices; our beliefs about the impact of sales price increases; our expectations about future material costs and manufacturing expenses as a percentage of revenue; our expectations of future gross profit and the effect of manufacturing expenses, manufacturing capacity and productivity on gross profit; our expectations about our resources and other investments in new technology and related research and development activities and associated expenses; our expectations about short and long term (a) research and development (b) general and administrative and (c) sales and marketing expenses; our expectations of continued revenue growth, increased gross profit, and improving cash flows; our expectations about incurring significant capital expenditures in the future; our expectations about the expansion of our workforce and resources and its effect on sales and marketing, general and administrative, and related expenses; our expectations about future product revenue and growth of demand for our products; our expectations about the effect of stock based compensation on various costs and expenses; our expectations about potential sources of future financing; our beliefs about the impact of accounting policies on our financial statements; our beliefs about the effect of interest rates, inflation and foreign currency fluctuations on our results of operations and financial condition; and our beliefs about the expansion of our international operations.

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

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business. At September 30, 2015, we had unrestricted cash of $30.0 million. These amounts were held for working capital purposes in our operating cash account at a financial institution in the North America. We believe that we do not have any material exposure to changes in the fair value of our cash as a result of changes in interest rates.

As of September 30, 2015, we have no debt outstanding other than capital lease obligations of approximately $0.1 million with fixed interest rates. In September 2014, we amended our revolving credit agreement to extend the maturity date of the facility to August 31, 2016 and increase the maximum amount we are permitted to borrow, subject to continued covenant compliance and borrowing base requirements, from $10 million to $20 million. As of September 30, 2015, we had no outstanding balance drawn on the revolving credit facility and outstanding letters of credit of $2.7 million. At our election, the interest rate applicable to borrowings under the amended line of credit may be based on the prime rate or LIBOR. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 1.75% per annum, while LIBOR-based rates vary from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum. Based on the available borrowing base, the effective amount available to us at September 30, 2015 was $13.0 million due to the limitation of $2.7 million of outstanding letters of credit against the line.

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

As of September 30, 2015, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded, that, as of September 30, 2015, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. During the three months ended September 30, 2015, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 1A.	Risk Factors.

The following are material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014:

Shortages of the raw materials used in the production of our products, increases in the cost of such materials or disruptions in our supply chain could adversely impact our financial condition and results of operations.

The raw materials used in the production of our products consist primarily of polyester and glass fiber battings, silica precursors and additives. In addition, the production process requires the use of process gases and other materials typical of the silica-based chemical processing industry, as well as access to electricity, water and other basic utilities. Although we are not dependent on any one supplier, we are dependent on the ability of our third-party suppliers to supply such materials on a timely and consistent basis. While these materials and utilities are available from numerous sources, they may be subject to fluctuations in availability and price.

Our third-party suppliers may not dedicate sufficient resources to meet our scheduled delivery requirements or our suppliers may not have sufficient resources to satisfy our requirements during any period of sustained demand. Failure of suppliers to supply, delays in supplying or disruptions in the supply chain for our raw materials, or allocations in the supply of certain high demand raw components, could materially adversely affect our results of operations by effecting our ability to meet our delivery schedules on a timely and competitive basis and results of operations. For example, in September 2015, pursuant to a force majeure notification, our primary carbon dioxide gas supplier temporarily curtailed supply of carbon dioxide to us due to a feedstock issue impacting the northeastern United States. During this period, the supply disruption required that we intermittently idle a portion of our manufacturing equipment thereby reducing our production volume.

Most of our raw materials are procured through individual purchase orders or short-term contracts and not through long-term contracts that ensure a fixed price or guaranteed supply for an extended period of time. This procurement strategy may not support sustained long-term supply chain stability. Fluctuations in the prices of these raw materials could have a material adverse effect on results of operations. Our ability to pass increases in raw material prices on to our customers is limited due to competitive pricing pressure and the time lag between increased costs and implementation of related price increases.

In particular, we purchase silica precursors from several suppliers, mostly pursuant to individual purchase orders or short-term contracts and not pursuant to long-term contracts. We do not have a secure, long-term supply of silica precursors. We may not be able to establish arrangements for secure, long-term silica precursor supplies at prices consistent with our current costs or may incur a delay in supply while we seek alternative sources. In addition, fluctuations in ethanol prices may affect the cost of silica precursors. Any inability to continue to purchase silica precursors without long-term agreements in place, or to otherwise establish a long-term supply of silica precursors at prices consistent with our current costs, would have a material adverse effect on our ability to increase our sales and achieve profitability.

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

As of September 30, 2015, we have used $19.8 million of the net proceeds of the offering to repay all amounts outstanding under our subordinated notes and our revolving credit facility and $30.6 million of the net proceeds of the offering for capital expenditures. The remainder of the net proceeds is held in a deposit account with a major financial institution in North America. We have broad discretion in the use of the net proceeds from our initial public offering and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our stock. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus dated June 12, 2014, filing with the Securities and Exchange Commission on June 16, 2014.

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers. We did not repurchase any of our equity securities during the quarter ended September 30, 2015.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits

31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Aspen Aerogels, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited) as of September 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2015 and 2014, (iii) the Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2015 and 2014, and (iv) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPEN AEROGELS, INC.

Date: November 6, 2015	By:	/s/ Donald R. Young
Donald R. Young
President and Chief Executive Officer
(principal executive officer)

Date: November 6, 2015	By:	/s/ John F. Fairbanks
John F. Fairbanks
Vice President, Chief Financial Officer and Treasurer
(principal accounting and financial officer)