Form 10-K
period 2015-12-31
ASPEN AEROGELS INC
filed 2016-03-04
CIK 1145986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36481

ASPEN AEROGELS, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3559972
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 Forbes Road, Building B Northborough, Massachusetts	01532
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (508) 691-1111

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $132.1 million.

As of March 1, 2016, the registrant had 23,184,852 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 15, 2016 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

Our technologically advanced products are targeted at the estimated $2.8 billion annual global market for energy infrastructure insulation materials. Our aerogel insulation has undergone rigorous technical validation and is used by many of the world’s largest oil producers and the owners and operators of refineries, petrochemical plants, LNG facilities and power generating assets, such as ExxonMobil, Pemex Gas and Royal Dutch Shell. Our products replace traditional insulation in existing facilities during regular maintenance, upgrades and capacity expansions. In addition, we are increasingly being specified for use in new-build energy infrastructure facilities.

We introduced our two key product lines, Pyrogel and Cryogel in 2008. Our product revenue has grown from $17.2 million in 2008 to $120.5 million in 2015, representing a seven year compound annual growth rate of 32%. We have sold more than $475 million of our products globally, representing an installed base of more than 195 million square feet of insulation. We believe that this initial success positions us for future growth and continued gain in market share.

We currently target our sales efforts in the energy infrastructure market, where we believe our products have the highest value applications. We are also working to develop and optimize aerogel products for applications within the building and construction market. As we continue to expand our production capacity and enhance our technology, we believe we will have opportunities to address additional high value applications in the global insulation market.

We have grown our business by forming technical and commercial relationships with industry leaders, which has allowed us to optimize our products to meet the particular demands of targeted market sectors. We have benefited from our technical and commercial relationships with ExxonMobil in the oil refinery and petrochemical sector, with Technip in the offshore oil sector and with BASF Construction Chemicals in the building and construction market. We will continue our strategy of working with innovative companies to target and penetrate additional market opportunities.

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

For the years ended December 31, 2015, 2014 and 2013, based on shipment destination or research services location, our U.S. revenues were $44.5 million, $39.8 million and $30.2 million, respectively, and our international revenues were $78.0 million, $62.6 million and $55.9 million, respectively.

We manufacture our products using proprietary technology at our facility in East Providence, Rhode Island. We have operated the East Providence facility since 2008 and have significantly increased manufacturing capacity and productivity during the period. We successfully commenced operation of our third production line in the East Providence facility during the first quarter of 2015 which increased our annual nameplate capacity to 50 million to 55 million square feet of aerogel blankets, depending on product mix. To address the anticipated increase in demand for our products, we plan to construct a second manufacturing facility in Statesboro, Georgia. We expect to complete construction and to commence operation of a first production line at this facility during 2018.

Financial information about our product and research services revenues, net loss per share attributable to the Company’s common shareholders and our total assets are provided in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

The major end-use markets that drive demand for our products include oil refining, petrochemical, natural gas and LNG, onshore oil production (including oil sands), offshore oil production and power generation. Global energy demand is expected to increase in the long-term and, in order to serve this growing demand, we believe our end-use customers will continue to invest in major energy infrastructure projects.

We also sell our products in the building and construction and other end markets, including the supply of fabricated insulation parts to original equipment manufacturers, or OEMs. These global OEMs develop products using our aerogel blankets for applications as diverse as military and commercial aircraft, trains, buses, appliances, apparel, footwear and outdoor gear. While these are not presently our core markets, we anticipate that we will allocate a growing portion of our manufacturing capacity to serve these markets. We believe the key performance criteria for insulation in these markets includes thermal performance, compact design, durability and fire resistance.

We operate in a highly competitive environment. In general, we compete with traditional insulation materials based on product performance, price, availability and proximity to the customer. Customers may choose among a variety of traditional insulation materials that offer a range of characteristics including thermal performance, durability, vapor permeability, moisture resistance, ease of installation and upfront and lifecycle costs. Within each type of insulation material, there is also competition between the manufacturers of that material. Most types of traditional insulation materials are produced by a number of different manufacturers and once customers have chosen the type of insulation material that they intend to use, they will choose a manufacturer of that material based primarily on each manufacturer’s price and delivery schedule. Insulation manufacturers include a range of large, high-volume, multinational manufacturers offering branded products and strong technical support services to small, low-volume, local manufacturers offering low prices and limited customer support.

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

We compete in the aerogel insulation market with Cabot Corporation, or Cabot. In addition, we are aware of competitors in China that manufacture and market aerogel insulation products.

Within each of our target markets, we encounter these organizations and a significant number of other aggressive national, regional and local suppliers. Our competitors are seeking to enhance traditional insulation materials and to develop and introduce new and emerging insulation technologies. Competing technologies that outperform our insulation products in one or more performance attributes could be developed and successfully introduced. We are aware of certain companies in Asia that are marketing aerogel products similar to our aerogel products principally over the Internet and we are aware of sales and deliveries of their products in our targeted geographic markets. See “Risk Factors — The energy infrastructure insulation market is highly competitive; if we are unable to compete successfully, we may not be able to increase or maintain our market share and revenues.”

Our market share in 2015 was less than 5% of the estimated $2.8 billion annual global market for energy infrastructure insulation materials. Many of our competitors have greater market presence, larger market share, longer operating histories, stronger name recognition, larger customer bases and significantly greater financial, technical, sales and marketing, manufacturing and other resources than we have and may be better able to withstand volatility within the industry and throughout the economy as a whole while retaining greater operating and financial flexibility. If our competitors lower their prices, or develop new products, or if we are unable to compete effectively, our growth opportunities, share of the market, margins and profitability may decline.

Our Competitive Strengths

Because insulation is used in a wide variety of demanding applications, insulation materials must satisfy a wide range of performance criteria on a cost-effective basis. We believe that our aerogel technology has allowed us to create superior insulation products for our core markets that will allow us to continue to grow our share of the global insulation market. We believe that the potential for significant technological innovation in traditional insulation materials is limited and that new high-performance materials will be required to meet evolving market requirements for energy efficient insulation systems. Our line of high-performance aerogel blankets is positioned to meet these requirements. Our solution is driven by our innovative and proprietary technology that produces aerogels in a flexible and industrially robust blanket form and is supported by over 15 years of research and development dedicated to new aerogel compositions, form factors and manufacturing technologies. We believe our aerogel blankets deliver a superior combination of performance attributes that enable end-users to save money, reduce energy use, preserve operating assets and protect workers across a wide range of applications in our target markets.

We believe the following combination of capabilities distinguishes us from our competitors and positions us to continue to gain market share in the energy infrastructure insulation market:

•	Disruptive Products with a Compelling Value Proposition. Our aerogel products provide two to five times the thermal performance of widely used traditional insulation in a thin, easy-to-use and durable blanket form. We believe our array of product attributes provides strong competitive advantages over traditional insulation and will enable us to gain a larger share of the energy infrastructure insulation market. Although competing insulation materials may have one or more comparable attributes, we believe that no single insulation material currently available offers all of the properties of our aerogel insulation.

•	Important Energy End Markets. Our products are primarily used in large scale energy infrastructure facilities. Given continued growth in global energy consumption in the long-term, and the construction of new facilities to satisfy this demand, we believe that we serve well capitalized and growing global end markets. In order to capture the opportunities in our end markets, we have a network of sales professionals and qualified distributors in more than 30 countries around the world.

•	Growing Installed Base with Industry-leading End-Users. We have an installed base of more than 195 million square feet of insulation, representing more than $475 million in cumulative product sales since 2008. Through our relationships with industry leading end-use customers, our products have undergone rigorous testing and technical validation and are now in use at many of the world’s largest oil producers, refiners and petrochemical companies. These relationships have shortened the sales cycle with other customers and have helped to facilitate our market penetration. We also have strong relationships with a global network of energy-focused distributors, contractors and engineering firms that understand the significant advantages our products provide to end-users. We believe our products have been used by 24 of the world’s 25 largest refining companies and all of the world’s 20 largest petrochemical companies. In addition, our products have been initially deployed in approximately 30% of the world’s 640 refineries.

•	Proven, Scalable Business Model. Our proprietary manufacturing technology is proven and has been successfully scaled up to meet increasing demand. We have operated the East Providence facility since 2008 and have significantly increased manufacturing capacity and productivity during the period. We successfully commenced operation of our second production line at this facility in March 2011 and doubled our annual nameplate capacity to 40 million to 44 million square feet of aerogel blankets. We commenced operations of a third line in the East Providence facility during the first quarter of 2015 which increased our annual nameplate capacity by 25% to 50 million to 55 million square feet of aerogel blankets.

•	Protected Technology Platform and Proprietary Manufacturing Capability. Our product solution is the result of more than 12 years of research and development dedicated to new aerogel compositions, form factors and manufacturing technologies. Our intellectual property portfolio is supported by 82 issued patents, with an additional 65 pending in U.S. and foreign jurisdictions in areas related to product design, chemistry, process technology and market applications. In addition, we believe we have significant trade secrets related to product formulations and manufacturing techniques. We believe our portfolio of patents, trade secrets and know-how presents a significant barrier to potential new entrants in the production of aerogel blanket insulation.

•	Experienced Management Team with a Demonstrated Track Record. Our executive officers have an average of more than 20 years each of experience in global industrial companies, specialty chemical companies or related material science research. This management team is responsible for the development of our proprietary manufacturing technology, the commercial acceptance of our products, and the creation of a global distribution and marketing platform. As of December 31, 2015, we employed 274 research scientists, engineers, manufacturing line operators, sales and administrative staff, and management. We believe our dedicated and experienced team is an important competitive asset.

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

Our strategy is to create economic value by leveraging our technological and market leadership in aerogels to be the premier provider of high-performance insulation products serving global energy infrastructure customers. In addition, we will pursue high-value opportunities for our aerogel products within other segments of the global insulation market, including the building and construction market. Key elements of our strategy include:

•	Broaden Energy Market Diversity and Grow Market Share. We plan to focus additional resources to continue to grow our share of the energy infrastructure insulation market, both through increased sales to our existing customers and through sales to new customers. We plan to continue to expand our global sales force and distribution network and seek to promote greater enterprise-wide utilization of our products by existing end-use customers. To date, the majority of our revenue has been generated from applications in refineries and petrochemical facilities. We will continue to pursue and expect greater adoption of our products in district heating systems, LNG production and storage, and power generation markets. In addition, our product revenue has been and will be generated in large part by demand for insulation associated with scheduled plant shutdowns, or turnarounds, and other maintenance-related projects. With our broad adoption and growing installed base, we expect that our products will be specified during the design phase in a growing number of new plant construction and capital expansion projects. We expect that growth in global energy demand over time will result in increased new-build and large capacity expansion projects, driving demand for our aerogel products.

•

Leverage Our Technology and Increase Capacity to Meet Demand. Demand for our aerogel products has grown significantly. From 2008 through 2015, our product revenue has grown at a compound annual growth rate of 32% to $120.5 million. To meet anticipated growth in demand for our products, we constructed a third production line in our East Providence facility which began production during the first quarter of 2015. In addition, we plan to construct a second manufacturing facility in Statesboro, Georgia and to commence operation of the initial phase of a first production line at this facility during 2018. Based on our preliminary plans for this facility, our projected cost to construct plant infrastructure and a first production line is between $110 million and $120 million. We expect to build the first production line in two phases at an estimated cost of between $85 million and $90 million for the first phase and between $25 million and $30 million for the second phase. We currently expect each phase of the first line will increase our estimated annual nameplate capacity by between 20 million to 24 million square feet of aerogel blankets, depending on mix. The plant site, layout and design will support future development of two additional similar production lines.

•	Expand Our Profit Margins and Return on Invested Capital. We will seek to continuously improve the cost efficiency of our manufacturing process to optimize the formulation of our products and to manage our supply chain to reduce costs. As our overall manufacturing scale grows, we believe there will be additional opportunities to realize efficiencies and to reduce our per unit overhead costs. We believe our current expansion plan offers attractive returns on incremental invested capital.

•	Develop and Leverage Strategic Relationships in the Building and Construction Market. We are pursuing market opportunities with leading building materials manufacturers and distributors across multiple regions to address the increasingly stringent regulatory environment governing the thermal performance of buildings. We believe this approach will enable us to leverage their broad technical and distribution capabilities and to facilitate market penetration. Our efforts will include development of new aerogel products and technologies optimized to meet the demands of the building and construction market.

•	Capitalize on Innovation. We employ a team of research scientists and process engineers focused on advancing our current aerogel technology and developing next generation aerogel compositions, form factors and manufacturing processes. We believe that we are well positioned to leverage a decade’s worth of research and development to design and commercialize additional disruptive aerogel products for the energy infrastructure market. In addition, as we continue to enhance our technology and expand our capacity, we believe we will have opportunities to address additional high value applications in the estimated $37 billion global insulation market.

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

Our material costs were the equivalent of 45%, 46% and 47% of product revenue for the years ended December 31, 2015, 2014 and 2013, respectively. We are seeking to lower our manufacturing costs and to improve the per square foot costs of our aerogel blankets by optimizing our chemistries and manufacturing processes to improve yields, by obtaining material price reductions from existing vendors, by qualifying new vendors for certain materials and by reducing shipping costs. Our objective is both to reduce costs to enhance our competitive advantage and to ensure we deliver high quality finished products.

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

Energy Infrastructure Markets

•	Pyrogel XT/XT-E. Pyrogel XT/XT-E, our best-selling product, is reinforced with a glass-fiber batting and has an upper use temperature of 650° C. Pyrogel XT was initially designed for use in high temperature systems in refineries and petrochemical facilities, and we believe that it has wide applicability throughout the energy infrastructure market. Pyrogel XT’s hydrophobicity and vapor permeability reduce the risk of corrosion under insulation in high temperature operating systems when compared to traditional insulation.

•	Pyrogel XTF. Pyrogel XTF is similar in thermal performance to Pyrogel XT, but is reinforced with a glass- and silica-fiber batting. Pyrogel XTF is specially formulated to provide strong protection against fire.

•	Cryogel Z. Cryogel Z is designed for sub-ambient and cryogenic applications in the energy infrastructure market. Cryogel Z is reinforced with a glass- and polyester-fiber batting and is produced with an integral vapor barrier. Cryogel Z is also specially formulated to minimize the incidence of stress corrosion cracking in stainless steel systems. We believe that Cryogel Z’s combination of properties allow for simplified designs and reduced installation costs in cold applications throughout the energy infrastructure market when compared to traditional insulation.

•	Spaceloft Subsea. Spaceloft Subsea is reinforced with glass- and polyester-fiber batting and is designed for use in pipe-in-pipe applications in offshore oil production. Spaceloft Subsea can be fabricated and pre-packaged to permit faster installation. Spaceloft Subsea allows for small profile carrier pipelines and associated reductions in capital costs.

Other Markets

•	Spaceloft. Spaceloft is reinforced with a glass/polyester fiber batting and is designed for use in the building and construction market. Spaceloft is either utilized in roll form by contractors in the field or fabricated by OEMs into strips, panels and systems that meet industry standards. Spaceloft is designed for use in solid wall buildings and where space is at a premium. A variant of Spaceloft, Spaceloft A2 is reinforced with a glass-fiber batting and specifically designed to meet Euroclass A2 fire standards.

•	Cryogel X201. Cryogel X201 is similar in composition to Cryogel Z, but is produced without a vapor barrier. Cryogel X201 is designed for use in cold system designs where space is at a premium. Cryogel X201 is targeted to OEMs that design, produce and sell refrigerated appliances, cold storage equipment and aerospace systems.

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

The lower a material’s thermal conductivity, the more slowly heat is transferred across it. R-values are a commonly used measure of an insulating material’s resistance to heat transfer. R-value is calculated as the thickness of an insulation material divided by the thermal conductivity of the insulation material. Materials with higher R-values have lower thermal conductivity and are better insulators. Traditional and specialty insulation materials provide a range of R-values. Aerogels have the highest R-value per meter of thickness in comparison to traditional insulation materials.

Qualification for Use

Our products have undergone rigorous testing and are now qualified for global usage in both routine maintenance and in capital projects at many of the world’s largest oil producers, refiners and petrochemical companies. These end-users of our products have well defined practices, codes, specification and standards for materials and systems installed or used in their facilities. These specifications include insulation system design standards, material qualification and selection processes, and insulation application practices. As part of the material qualification process run by these companies, a new insulation must meet general industry standards, such as consensus standards developed by ASTM International, and, in some cases, company-specific internal standards to be considered for use. In addition, most of these companies require one or more field trials to establish fitness for use in specific applications. The companies either run these qualification processes and field trials internally or through third parties engaged by them, and they generally do not publicly disclose the results of their testing. While the specific processes and timelines vary from company to company, in general, upon successful completion of the qualification process for an insulation material, an end-user will typically deem the material to be qualified for use in its facilities on a local, regional or global basis for one or more applications. Because our end-use customers are typically businesses with very large operations, our insulation sales likely represent only a small portion of the total insulation used by any one of these companies. Accordingly, once our products are qualified at a company, we continue to seek to expand use of our products by the end-use customer.

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

Our sales force calls on and maintains relationships with participants at all levels of the insulation industry supply chain. Our salespeople have established and manage a network of insulation distributors to ensure rapid delivery of our products in critical regions. Our salespeople work to educate insulation contractors about the technical and operating cost advantages of aerogel blankets. Our sales force works directly with end-users and engineering firms to promote qualification, specification and acceptance of our products. In the energy infrastructure market, we rely heavily on the existing and well-established channel of distributors and contractors to deliver products to our customers. In addition, our salespeople work with OEMs and development partners to create new products and solutions to expand our market reach.

The sales cycle for a new insulation material is typically lengthy. Our sales cycle from initial customer trials to widespread use can take from one to three years, although we typically realize increasing revenue at each stage in the cycle. We believe our relationships with technically sophisticated customers serve to validate our technology, products and value proposition within a target market. These relationships have proven to shorten the sales cycle with other customers within specific markets and to facilitate growth in market share. We have focused our marketing efforts on developing technical support materials, installation guides, case studies and general awareness of the superior performance of our aerogel blankets. We rely on our website, printed technical materials, participation in industry conferences and tradeshows and presentation of technical papers to communicate our message to potential customers. We also receive strong word-of-mouth support from the growing network of distributors, contractors, OEMs and end-users that understand the benefits of our products.

As of December 31, 2015, we had 33 employees in our sales and marketing organization worldwide. Their efforts were supported by a team of six sales consultants.

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

A North American distributor and a major Asian energy company represented 14% and 12%, respectively, of our total revenue for 2015 and were our only customers representing 10% or more of our revenue for that period.

Our product revenue is generated by sales to customers around the world. In 2015, 35% of our product revenue was generated in the United States, 33% in Asia-Pacific, 26% in Europe, Middle East and Africa, 4% in Canada and 2% in Latin America based on shipment destination.

A substantial portion of our sales are to shipment destinations located outside the United States, including India, Netherlands, South Korea, Hong Kong, Canada, Angola, Singapore, Norway, Germany and Italy based on our shipment destination or the location in which research services are performed. Total revenue generated from outside of the United States amounted to $78.0 million or 64% of total revenue, $62.6 million or 61% of total revenue and $55.9 million or 65% of total revenue, in the years ended December 31, 2015, 2014 and 2013, respectively. In addition, we may expand our operations outside of the United States. As a result, we are subject to a number of risks; see “Risk Factors — A substantial portion of our revenue comes from sales in foreign countries and we may expand our operations outside of the United States, which subjects us to increased economic, foreign exchange, operational and political risks that could increase our costs and make it difficult for us to operate profitably.”

End-Users

The end-users of our aerogel blankets include some of the largest and most well capitalized companies in the world. Our products are installed in more than 40 countries worldwide.

Energy Infrastructure

•	Oil Refining: We believe we have had initial product deployments in approximately 30% of the world’s 640 refineries. In addition, we believe our aerogel blankets are used by 24 of the world’s 25 largest refining companies including ExxonMobil, Shell and Chevron, among others. Over time, these companies have used our products in an increasing range of applications and throughout an increasing number of their facilities.

•	Petrochemical: We believe our aerogel blankets are used by all of the world’s 20 largest petrochemical companies including Formosa Petrochemical, LyondellBasell Industries and a major Asian energy company, among others.

•	Natural Gas and LNG: Our products are in use at facilities operated by PTT LNG, ExxonMobil, and Pemex Gas, among others.

•	Onshore: Our aerogel blankets are in use in several Canadian oil sands facilities owned and operated by Suncor Energy, ConocoPhillips and Husky Energy, among others.

•	Offshore: Our products are currently used in subsea projects off the coast of Brazil, in the Gulf of Mexico, in the North Sea, off the coast of Malaysia and off the west coast of Africa. Our products are installed in offshore projects owned by Total, Marathon Oil, ConocoPhillips and Shell, among others.

•	Power Generation: We are targeting operators of gas, coal, nuclear, hydro and solar power generating facilities. Although not a significant portion of our revenue today, our products are currently used at facilities owned and operated by NextEra Energy Resources, among others.

Other Markets

We rely on the efforts of a small network of partners, OEMs and fabrication houses to serve the building and construction, transportation, apparel and appliance markets. Our partners, OEMs and fabricators are manufacturers of components and systems for buildings, refrigerated and hot appliances, cold storage equipment, automobiles, aircraft, trains and electronic sectors and manufacturers of outdoor gear and apparel. While our products have not yet been widely adopted in these markets, we expect that the end-users of our products in these markets will include a wide range of institutions, businesses, individuals, and government agencies.

Manufacturing

We manufacture our products using our proprietary technology at our facility located in East Providence, Rhode Island. We have operated the East Providence facility since 2008 and have significantly increased manufacturing capacity and productivity during the period. Our manufacturing process is proven, scalable and can meet increasing demand.

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

We successfully commenced operation of our third production line at the East Providence facility at the end of March 2015, which increased our annual nameplate capacity to 50 million to 55 million square feet of aerogel blankets, depending on product mix. In November 2015, we announced the selection of Statesboro, Georgia, as the site for our second manufacturing plant. The 43 acre site is served by rail and provides convenient access to local ports. The Statesboro region is served by a well-developed technical educational system, and provides a strong workforce, secure and low-cost utilities and easy access to critical raw materials. State and local governmental authorities also provided us with a package of incentives including outright grants, free land, infrastructure support, tax credits and abatements, training programs and related benefits. We anticipate initial operation of a first production line at this facility during 2018.

Based on our current preliminary plans for the second facility, our projected cost to construct plant infrastructure and a first production line is between $110 million and $120 million. We expect to build the first production line in two phases at an estimated cost of between $85 million and $90 million for the first phase and between $25 million and $30 million for the second phase. We currently expect each phase of the first line will increase our estimated annual nameplate capacity by between 20 million to 24 million square feet of aerogel blankets. The plant site, layout and design will support future development of two additional similar production lines.

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

Our material costs were the equivalent of 45%, 46% and 47% of product revenue for the years ended December 31, 2015, 2014 and 2013, respectively. The materials used in the production of our products consist primarily of polyester and fiberglass battings, silica precursors and ethanol, which is used in the delivery of the silica precursor. Multiple sources of supply exist for all of our raw materials, and we believe the markets for these products are competitive and prices are relatively stable. We purchase silica precursor from several suppliers. Based on the current level of demand for our products, we believe that an adequate long-term supply of silica precursor is available. However, if demand for our products increases rapidly, we will need to work with suppliers to ensure that an adequate long-term supply of silica precursor will be available. Suppliers of silica precursor include industrial companies that produce it directly or that produce it as a byproduct of other industrial processes. We are working with a number of suppliers to plan for our potential future needs and to develop processes to reduce the long-term cost of the silica precursor used in our products. See “Risk Factors — Risks Related to Our Business and Strategy — Shortages of the raw materials used in the production of our products, increases in the cost of such materials or disruptions in our supply chain could adversely impact our financial condition and results of operations.”

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

Research and Development

The mission of our research and development team is to leverage innovation in support of our commercial objectives, including by designing additional disruptive products for the energy infrastructure market and seeking methods to lower our manufacturing costs and to improve yields. Our research and development expenditures were $5.3 million, $6.0 million and $5.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. In addition, we spent $1.0 million, $1.6 million and $2.0 million for the years ended December 31, 2015, 2014 and 2013, respectively, on research and development activities sponsored by federal and other government agencies. Our scientists and engineers work closely with customers to study and assess insulation application requirements and guide advancements in aerogel materials and manufacturing.

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

We have received $49.5 million in funding under government contracts from inception through December 31, 2015. Our contract research revenue was $2.0 million, $3.1 million and $4.0 million for the fiscal years ended December 31, 2015, 2014 and 2013, respectively.

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

As of December 31, 2015, we owned 29 issued U.S. patents, 21 pending U.S. patent applications (including three issued U.S. patents and one pending U.S. patent application that we co-own with third parties), 53 issued foreign patents and 44 pending foreign patent applications (including 17 issued foreign patents and two pending foreign patent applications that we co-own with third parties). The U.S. patents that we own are generally effective for 20 years from the filing date of the earliest application to which each U.S. patent claims priority. The scope and duration of each of our foreign patents varies in accordance with local law. Our patents start to expire in December 2021.

We believe that having distinctive names is an important factor in marketing our products, and therefore we use trademarks to brand some of our products, including Pyrogel, Cryogel and Spaceloft. As of December 31, 2015, we had six trademark registrations in the United States, 45 trademark registrations and 4 pending applications in foreign jurisdictions, including the European Union, Japan, China, Canada, South Korea and Brazil. Although we have a foreign trademark registration program for selected marks, our approach may not be comprehensive enough or we may not be able to register or use such marks in each foreign country in which we seek registration.

Cross License Agreement with Cabot Corporation

In April 2006, we entered into a cross license agreement with Cabot Corporation, as amended in September 2007, in which each party granted certain intellectual property rights to the other party. The cross license agreement remains in effect until the expiration of the last to expire of the issued patents or patent applications and acquired patents licensed thereunder. We hold a non-exclusive, worldwide license to those patents and patent applications owned or licensed by Cabot that are necessary for us to (i) practice our manufacturing technology within a field of use, which is defined in accordance with the specific chemistry of our aerogel products and the supercritical fluid technology that we use in our manufacturing technology and (ii) use and sell the resulting aerogel blanket and derivative products. We paid Cabot $38 million over a period of approximately seven years, with the last payment made in March 2013, in connection with this license agreement. We have granted to Cabot a reciprocal, non-exclusive, worldwide license to certain patents and patent applications that we own that are necessary for Cabot to practice its processes within a field of use defined in accordance with the specific chemistry in its aerogel products and the drying technology that it uses to manufacture its products. The grant of license to each party covers issued patents, patent applications and patents issued from such counterpart applications, as well as patents licensed or acquired during a specified term, in each case that claim aerogels, or methods, materials of manufacture, or uses of aerogels.

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

On June 18, 2014, we completed our initial public offering, or IPO, of 7,500,000 shares of our common stock at a public offering price of $11.00 per share. As of March 1, 2016, we had 23,184,852 shares of our common stock outstanding.

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

We maintain a public internet site at http://www.aerogel.com, including an Investors section through which we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers, as well as any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make available on our website the charters for our Board of Directors’ Audit Committee, Compensation and Leadership Development Committee, Nominating and Corporate Governance Committee, as well as our Code of Business Conduct and Ethics, our Corporate Governance Guidelines and other related materials. The information on our website is not part of this annual report.

Our Investor Relations Department can be contacted at Aspen Aerogels, Inc., 30 Forbes Road, Building B, Northborough, MA 01532, Attention: Investor Relations; telephone: 508-691-1111; e-mail: ir@aerogel.com.

Employees

As of December 31, 2015, we had 274 full-time employees and one part-time employee, with 30 in research and development, 188 in manufacturing operations and supply chain, 33 in sales and marketing and 23 in general and administrative functions. Of our employees, 267 are located in the United States and seven are located abroad. We consider our current relationship with our employees to be of good standing. None of our employees are represented by labor unions or have collective bargaining agreements.

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

Risks Related to Our Business and Strategy

We have incurred annual net losses since our inception, and we may continue to incur net losses in the future and may never reach profitability.

We have a history of losses, and we may not ever achieve full year profitability. We experienced net losses of $6.4 million, $66.3 million and $47.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, our accumulated deficit was $405.5 million. We expect to continue to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Our expenses include research and development, sales and marketing, and general and administrative costs. Furthermore, these expenses are not the only factors that may contribute to our net losses. For example, interest expense on any future financing arrangements that we incur could contribute to our net losses. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving profitability, or sustaining profitability if we do achieve it. In addition, our ability to achieve profitability is subject to a number of risks and uncertainties discussed below, many of which are beyond our control. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

We have yet to achieve positive total cash flow, and our ability to generate positive cash flow is uncertain.

To develop and expand our business, we have made significant up-front investments in our manufacturing capacity and incurred research and development, sales and marketing and general and administrative expenses. In addition, our growth has required a significant investment in working capital over the last several years. We experienced outright negative cash flows from operating activities of $13.7 million for the year ended December 31, 2013. While we had positive cash flows from operating activities of $5.4 million and $6.6 million for the years ended December 31, 2015 and 2014, respectively, these cash flows from operating activities were more than offset by cash flows used in investing activities to expand our manufacturing capacity and to enhance our manufacturing operations, resulting in negative total cash flows in those periods.

We expect that for the foreseeable future our total cash flow will remain negative. In particular, we will need cash to fund our significant planned future capital expenditures to expand our manufacturing capacity through the construction of our second manufacturing plant. We will also require significant amounts of working capital to support our growth and we will need to increase our inventories of raw materials and our products as we seek to grow our business. In addition, from time to time, we may have debt maturities that will require cash in order to repay those obligations. We may not achieve sufficient revenue growth to generate positive future cash flow and, therefore, we may need to raise additional capital from investors to achieve our expected growth. An inability to generate positive cash flow for the foreseeable future or raise additional capital on reasonable terms, if at all, may decrease our long-term viability.

We are dependent on a single manufacturing facility. Any significant disruption to this facility or the failure of any of our three production lines in this facility to operate according to our expectation could have a material adverse effect on our business and results of operations.

We currently operate three production lines in one manufacturing facility, which is located in East Providence, Rhode Island. Our ability to meet the demands of our customers depends on efficient, proper and uninterrupted operations at this manufacturing facility. In the event of a significant disruption to our sole manufacturing facility or breakdown of any of the production lines, we currently do not expect that we would have sufficient inventory in stock to meet demand until the production lines return to operation.

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

We had occasional incidences of fires at our initial facility in Northborough, Massachusetts that preceded our current manufacturing facility in East Providence, Rhode Island. If our manufacturing facility were to be damaged or cease operations, it may reduce revenue, cause us to lose customers and otherwise adversely affect our business. The insurance policies we maintain to cover losses caused by fire or natural disaster, including business interruption insurance, may not adequately compensate us for any such losses and will not address a loss of customers that we expect would result. If our existing manufacturing facility was damaged or destroyed prior to the commencement of operations at a second manufacturing facility, which we currently expect will commence during 2018, we would be unable to operate our business for an extended period of time and our business and results of operations may be materially adversely affected, potentially even threatening our viability.

If the expected growth in the demand for our products does not follow each of our planned capacity expansions, then our business will be materially adversely affected.

Our long-term growth plan requires that we increase our production capacity. Consequently, we are actively engaged in the engineering phase of a second manufacturing facility to be constructed in Statesboro, Georgia and expected to be operational in 2018. As we pursue our capacity expansion plans, we will incur significant capital expenses and increased levels of manufacturing expenses in anticipation of expected growth in demand for our products. In particular, we expect that these substantial additional expenditures will be made by us significantly in advance of the existence of the level of demand that would ensure the most efficient use of our planned new capacity. As a result, if the expected growth in demand for our products fails to materialize within a reasonable amount of time following each of our planned capacity expansions, whether because of low oil and gas prices or for any other reason, then we would suffer decreased levels of cash flow and our financial condition and results of operations would be adversely affected.

If we fail to achieve the increase in production capacity that our continued growth requires in a timely manner, or at all, our growth may be hindered and our business or results of operations may be materially adversely affected.

If, for any reason, including our inability to obtain financing, our planned second manufacturing facility to be constructed in Statesboro, Georgia should fail to be completed in a timely manner, or at all, or any of the production lines in any future manufacturing facilities do not operate according to our expectations, sales may be impeded, our growth may be hindered and our business or results of operations may be materially adversely affected.

Many factors could delay or prevent the construction of a second manufacturing facility or cause us to reduce the scale or scope of the new facility, including:

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

Many factors could prevent the second manufacturing facility from producing at its expected effective or nameplate capacity or could cause us to reduce the scale or scope of the new facility, including:

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

If we are unable to complete the projects contemplated, the costs incurred in connection with such projects may not be recoverable. For example, during 2013, we redesigned and reduced the planned scale of the third production line. As a result, we reviewed the construction in progress assets associated with the third production line and determined that $3.0 million had no future use. In addition, we concluded that an additional $0.4 million of construction in progress assets were not utilized or functional. Accordingly, we recorded a $3.4 million impairment charge during 2013 related to the write-off of construction in progress assets. As of December 31, 2015, we have capitalized approximately $2.3 million related to engineering designs and other pre-construction costs related to our planned manufacturing facility in Statesboro, Georgia. A similar redesign or reduction in scale could affect the second manufacturing facility and similar impairments of our assets in the future could harm our financial condition.

We will require significant additional capital to pursue our growth strategy, but we may not be able to obtain additional financing on acceptable terms or at all.

The growth of our business will depend on substantial amounts of additional capital for construction of new production lines or facilities, ongoing operating expenses and continued development of our aerogel product lines. Our capital requirements will depend on many factors, including the rate of our revenue growth, our introduction of new products and enhancements to existing products, and our expansion of sales and marketing and product development activities. In particular, our plans to construct a second manufacturing facility in Statesboro, Georgia are dependent on our ability to raise debt and potentially equity. There is no assurance of our ability to obtain any such type of financing on terms acceptable to us or at all.

In addition, we may consider strategic acquisitions of complementary businesses or technologies to grow our business, which would require significant capital and could increase our capital expenditures related to future operation of the acquired business or technology.

We may not be able to obtain loans or raise additional capital on acceptable terms or at all. Moreover, our loan and security agreement with Silicon Valley Bank under which we have the ability to borrow up to $20.0 million contains restrictions on our ability to incur additional indebtedness, which, if not waived, could prevent us from obtaining needed capital. In addition, our revolving credit facility with Silicon Valley Bank will mature in August 2016. Any future credit facilities or debt instruments would likely contain similar restrictions. We may not be able to obtain bank credit arrangements or effect an equity or debt financing on terms acceptable to us or at all in order to fund our future capacity expansion plans. A failure to obtain additional financing when needed could adversely affect our ability to maintain and grow our business.

A sustained downturn in the energy industry, due to lower oil and gas prices or reduced energy demand, could decrease demand for some of our products and services, which could have a material adverse effect on our business, financial condition and results of operations.

Demand for a significant portion of our products and services depends upon the level of capital expenditure by companies in the energy industry, which depends, in part, on energy prices. Prices of oil and gas have declined in the past several years, with a high volatility from 2011 through the first half of 2014, and significant decreases during the second half of 2014 and through 2015. The decline in energy prices and continued lower energy prices have resulted in a reduction in capital expenditures by many companies in the energy industry, and in particular by end-users of our products involved in the construction and expansion of offshore and onshore oil and gas production facilities. Sustained lower energy prices may also reduce our end-users’ need to improve energy savings by using premium-priced insulation products like ours, thus reducing demand for our products and causing downward pressure on the pricing of our products. A sustained downturn in the capital expenditures of our customers, whether due to a continued lower energy prices or a further decrease in the market price of oil and gas or otherwise, may delay projects, decrease demand for our products and services and cause downward pressure on the prices we charge, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. Such downturns, including the perception that they might continue, could have a significant negative impact on the market price of our common stock.

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

Customer project delays may cause fluctuations in the timing or the amount of revenue earned and our results of operations in a particular period. Prolonged periods of little or no economic growth could decrease demand for oil and gas which, in turn, could result in lower demand for our products and a negative impact on our results of operations and cash flows. In addition, this historically cyclical demand and potential customer project delays may lead to significant shifts in our results of operations from quarter to quarter, which limits our ability to make accurate long-term predictions about our future performance. We estimate that sales to end-use customers in the energy industry accounted for approximately 94% of our 2015 revenues and we expect that they will account for a significant portion of our future revenues.

If we fail to meet required investment and job requirement goals for the second manufacturing facility in a timely fashion, we will be required to repay the value of incentives received from governmental authorities, which could adversely impact our financial condition and results of operations.

We have been offered incentives by The State of Georgia, Bulloch County and The City of Statesboro to site and operate our second manufacturing facility in Statesboro, Georgia. These incentives include a cash grant, income and withholding tax credits, training assistance, the gift of the 43 acre site, a 10 year property tax abatement, infrastructure improvements, reduced fees, site preparation services, and temporary office space. If we do not achieve specific investment and job creation goals at the Statesboro, Georgia site by 2021, and maintain such levels for a period of seven years, we will be required to repay the value of the incentives received to the governmental authorities, which would adversely impact or financial condition and results of operations.

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

We allocate our manufacturing operations, sales and marketing, research and development, general and administrative and financial resources based on our business plan, which includes assumptions about current and future orders from customers. However, these factors are uncertain. If our assumptions regarding these factors prove to be incorrect or if competing products gain further acceptance, then actual demand for our aerogel products could be significantly less than the demand we anticipate and we may not be able to sustain our revenue growth or achieve profitability.

Shortages of the raw materials used in the production of our products, increases in the cost of such materials or disruptions in our supply chain could adversely impact our financial condition and results of operations.

The raw materials used in the production of our products consist primarily of polyester and glass fiber battings, silica precursors and additives. In addition, the production process requires the use of process gases and other materials typical of the silica-based chemical processing industry, as well as access to electricity, natural gas, water and other basic utilities. Although we are not dependent on any one supplier, we are dependent on the ability of our third-party suppliers to supply such materials on a timely and consistent basis. While these materials and utilities are available from numerous sources, they may be subject to fluctuations in availability and price.

Our third-party suppliers may not dedicate sufficient resources to meet our scheduled delivery requirements or our suppliers may not have sufficient resources to satisfy our requirements during any period of sustained demand. Failure of suppliers to supply, delays in supplying or disruptions in the supply chain for our raw materials, or allocations in the supply of certain high demand raw components, could materially adversely affect our results of operations. Supply disruptions may affect our ability to meet our delivery schedules on a timely basis and negatively impact our results of operations. For example, in September 2015, pursuant to a force majeure notification, our primary carbon dioxide gas supplier temporarily curtailed supply of carbon dioxide to us due to a feedstock issue impacting the northeastern United States. During this period, the supply disruption required that we intermittently idle a portion of our manufacturing equipment thereby reducing our production volume.

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

Our insulation products are technologically advanced and require a precise and complex manufacturing process. Because of the precision and complexity of this manufacturing process and the high-performance characteristics of our products, from time to time we have had difficulty consistently producing product that meets applicable specifications and technical and delivery requirements, including, our customers’ and the end-users’ specifications and requirements. The rapid growth in demand for our products has contributed to this difficulty by putting significant pressure on our management, our personnel and our production facilities. See “Risk Factors — Growth has placed significant demands on our management systems and our infrastructure. If we fail to manage our growth effectively, we may be unable to execute our business plan, address competitive challenges and meet applicable product specifications and technical and delivery requirements.”

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

The market for insulation products utilizing aerogel blankets is relatively undeveloped. Accordingly, our future results of operations will depend in large part on our ability to gain market share of the global energy infrastructure insulation market. Our ability to gain market share in this market is highly dependent on the acceptance of our products by large, well-established end-users, distributors, contractors and OEMs. The insulation market has historically been slow to adopt new technologies and products. Most insulation types currently in use in these markets have been in use for over 50 years. In addition, there is a tendency of end-users in some of our markets to opt for the lower short-term costs of traditional insulation materials. If we fail to successfully educate existing and potential end-users, distributors, contractors and OEMs regarding the benefits of our aerogel products, or if existing users of our products no longer rely on aerogel insulation for their insulation needs, our ability to sell our products and grow our business could be limited.

Our business strategy also includes the development of next generation products with the performance characteristics and price points required by markets outside the energy infrastructure market, including the building and construction market. In the event that we are unable to develop products that meet market needs, we may be unable to successfully penetrate such markets. In addition, the innovative product development process requires the dedication of significant time by our personnel and use of significant financial resources, with no certainty of success or recovery of our related expenses. As a result, we may be unable to grow our business in markets outside of the energy infrastructure market, which could adversely affect the demand for our products.

Because we are often a new supplier to our end-use customers, we also may face concerns from these end-use customers about our reliability and our ability to produce our products in a volume sufficient to meet their supply needs. As a result, we may experience a reluctance or unwillingness by existing end-use customers to expand their use of our products and by potential end-use customers to begin using our products. Our products may never reach mass adoption, and changes or advances in technologies could adversely affect the demand for our products.

A failure to increase, or a decrease in, demand for aerogel insulation products caused by lack of end-user, market or distribution channel acceptance, technological challenges or competing technologies and products would result in a lower revenue growth rate or decreased revenue, either of which could materially adversely affect our business and results of operations.

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

The insulation market we serve is highly competitive; if we are unable to compete successfully, we may not be able to increase or maintain our market share and revenues.

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

Any of the above outcomes could have a material adverse effect on our results of operations, financial condition and cash flows.

A substantial portion of our revenue comes from sales in foreign countries and we may expand our operations outside of the United States, which subjects us to increased economic, foreign exchange, operational and political risks that could increase our costs and make it difficult for us to operate profitably.

A substantial portion of our sales are to shipment destinations outside the United States, including India, Netherlands, South Korea Hong Kong, Canada, Angola, Singapore, Norway, Germany and Italy. Total revenue generated from outside of the United States, based on our shipment destination or research services location, amounted to $78.0 million or 64% of total revenue, $62.6 million or 61% of total revenue and $55.9 million or 65% of total revenue, for the years ended December 31, 2015, 2014 and 2013, respectively. As a result, we are subject to a number of risks, including, but not limited to:

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

Because of our significant international operations, we could be materially adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar anti-corruption, anti-bribery and anti-kickback laws.

We operate on a global basis, with 65% of our product sales in 2015 being made to destinations outside the United States, including Canada, Mexico, Europe, Asia, South America and the Middle East. Our business operations and sales in countries outside the United States are subject to anti-corruption, anti-bribery and anti-kickback laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act, or FCPA, as well as the United Kingdom Bribery Act of 2010, or UK Bribery Act. The FCPA, UK Bribery Act, and similar anti-corruption, anti-bribery and anti-kickback laws in other jurisdictions generally prohibit companies and their intermediaries and agents from making improper payments to government officials or any other persons for the purpose of obtaining or retaining business. We operate and sell our products in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-corruption, anti-bribery and anti-kickback laws may conflict with local customs and practices. We train our employees concerning anti-corruption, anti-bribery and anti-kickback laws and have policies in place that prohibit employees from making improper payments. We continue to implement internal controls and procedures designed to ensure that we comply with anti-corruption, anti-bribery and anti-kickback laws, rules and regulations and mitigate and protect against corruption risks. We cannot provide assurance that our internal controls and procedures will protect us from reckless, criminal or other acts committed by our employees or third-parties with whom we work. If we are found to be liable for violations of the FCPA or similar anti-corruption, anti-bribery and anti-kickback laws in international jurisdictions, either due to our own acts or out of inadvertence, or due to the acts or inadvertence of others, we could suffer criminal or civil fines or penalties or other repercussions, including reputational harm, which could have a material and adverse effect on our business, results of operations and financial condition.

A failure to comply with export control or economic sanctions laws and regulations could have a material adverse impact on our business, results of operations or financial condition. We may be unable to ensure that our distributors comply with applicable sanctions and export control laws.

We operate on a global basis, with 65% of our product sales in 2015 being made to destinations outside the United States, including Canada, Mexico, Europe, Asia, South America and the Middle East. We face several risks inherent in conducting business internationally, including compliance with applicable economic sanctions laws and regulations, such as laws and regulations administered by the United States Department of Treasury’s Office of Foreign Assets Control, or OFAC, the United States Department of State and the United States Department of Commerce. We must also comply with all applicable export control laws and regulations of the United States and other countries. Violations of these laws or regulations could result in significant additional sanctions including criminal or civil fines or penalties, more onerous compliance requirements, more extensive debarments from export privileges or loss of authorizations needed to conduct aspects of our international business.

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

A substantial majority of our revenue is generated from sales to a limited number of direct customers, including distributors, contractors, OEMs and end-use customers. For the years ended December 31, 2015, 2014 and 2013, total revenue from our top ten direct customers represented 64%, 63% and 65% of our revenues, respectively. In 2015, a major Asian energy company and a North American distributor represented 14% and 12% of our total revenue, respectively; in 2014, a major Asian energy company represented 13% of our total revenue and a North American distributor represented 12% of our total revenue; and in 2013, a North American distributor represented 15% of our total revenue and an Asian distributor represented 11% of our total revenue. For each of the periods discussed above, there were no other customers that represented 10% or more of our total revenues. Although the composition of our significant distributors, contractors, OEMs and end-use customers will vary from period to period, we expect that most of our revenues will continue, for the foreseeable future, to come from sales to a relatively small number of direct customers. In addition, we understand from our direct customers that a substantial majority of their sales of our products are to a small number of end-use customers.

Our direct customer concentration also creates accounts receivable concentrations and related risks. As of December 31, 2015, three of our direct customers accounted for 17%, 14% and 13% of our accounts receivable, respectively.

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

We are researching, developing, manufacturing and selling high-performance aerogel insulation products. Rapid and ongoing changes in technology and product standards could quickly render our products less competitive, or even obsolete, particularly if we fail to continue to improve the performance of our insulation products. We are currently developing new applications for our existing products as well as new aerogel technologies; however, we may not be successful in doing so and new applications or technologies may not be commercially useful. Other companies that are seeking to enhance traditional insulation materials have recently introduced or are developing other emerging insulation technologies. These competitors are engaged in significant development work on these various insulation products. Competing technologies that outperform our insulation in one or more performance attributes could be developed and successfully introduced.

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

Given the history of asbestos as an insulation material, we believe that there is an elevated level of attention towards perceived health and safety risks in the insulation industry. As a consequence, it is essential to our existing business and to our future growth that our products are considered safe. Even modest perceptions by existing or potential distributors, contractors or end-use customers in our target markets that our products are not safe could have a critical impact on our ability to sell our products and to continue as a business. Further, our competitors have in the past, and may in the future, seek to create or perpetuate such perceptions. There is risk of an actual or perceived failure of our products or other negative perceptions regarding our products, such as perceived health hazards. For example, dust is produced by our products during their installation and use, which increases the likelihood of the perception of a hazard. Another example is the potential in very high temperature applications for material failure. Like most insulation products, our Pyrogel XT and XT-E products will normally go through a controlled burn-in process immediately after exposure to high temperatures. If installed improperly, the burn-in may proceed too rapidly and the material may become damaged. In addition, the thermal performance of our materials may degrade over time due to a variety of operational or environmental conditions. We are currently taking steps to educate our distributors, contractors, OEMs and end-use customers on the nature of our products and the proper installation and operating procedures in order to mitigate these risks. Such an event, or the perception of such an event, could quickly result in our direct and end-use customers replacing our products with traditional insulation materials which could have a material adverse effect on our results of operations.

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

Our processes also require the use of other regulated substances in raw material delivery and manufacturing, including among others, ethanol. Applicable laws and regulations require us to obtain and maintain permits and approvals and implement health and safety programs and procedures to control risks associated with our operations. Compliance with those laws and regulations can require us to incur substantial costs. Moreover, if our compliance programs are not successful, we could be subject to penalties or to revocation of our permits, which may require us to curtail or cease operations of the affected facilities. In particular, the construction of our second manufacturing facility will require us to obtain and maintain new permits from various regulatory authorities and if the issuance of such permits is delayed or denied, it would slow or potentially prevent the expansion of our manufacturing capacity. Violations of laws, regulations and permit requirements may also result in criminal sanctions, injunctions and the denial or revocation of our various permits.

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

For a significant portion of our revenues, we rely on sales to distributors who then sell our products to end-users in our target markets. Our success depends, in part, on our maintaining satisfactory relationships with these distributors. Our distributors require us to meet expectations of delivery, quality and pricing of our products, at both the distribution channel level and at the level of the end-user of our products. If we fail to meet expected standards, our revenues would decline and this could materially adversely affect our business, results of operations and financial condition. In addition, we have been unable at times to produce sufficient amounts of our products to meet demand from our customers and we may not be able to avoid capacity constraints in the future if demand exceeds our expectations or we fail to bring into operation as planned the second manufacturing facility to be located in Statesboro, Georgia. If we are unable to deliver our products within such short timeframes, we may be at risk of losing direct or end-use customers. Accordingly, shortfalls in sales could materially adversely affect our business and results of operations.

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

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to breakdowns, attacks by hackers, viruses, breaches or interruptions due to employee error, malfeasance or other disruptions, or lapses in compliance with privacy and security mandates. Any such virus, breakdown, attack, breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. We have measures in place that are designed to detect and respond to such security incidents and breaches of privacy and security mandates, but there can be no assurance that our management or diligence efforts will prevent such breakdowns or breaches in our systems. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information or other laws, government enforcement actions and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, customer support services, research and development activities, capture of company financial information, various general and administrative aspects of our business and damage our reputation, any of which could adversely affect our business.

We may incur significant costs complying with environmental, health and safety laws and related claims, and failure to comply with these laws and regulations could expose us to significant liabilities, which could adversely affect our results of operations.

Costs of compliance with regional, national, state and local existing and future environmental, health and safety laws and regulations could adversely affect our cash flow and results of operations. We are required to comply with numerous environmental laws and regulations and to obtain numerous governmental permits in order to operate our facilities and in connection with the design, development, manufacture and transport of our products and the storage, use, handling and disposal of hazardous substances, including environmental, health and safety laws, regulations and permits governing air emissions. We may incur significant additional costs to comply with these requirements. If we fail to comply with these requirements, we could be subject to civil or criminal liability, damages and fines, and our operations could be curtailed, suspended or shutdown. In addition, certain foreign laws and regulations may affect our ability to export products outside of the United States. Existing environmental, health and safety laws and regulations could be revised or reinterpreted and new laws and regulations could be adopted or become applicable to us or our products, and future changes in environmental, health and safety laws and regulations could occur. These factors may materially increase the amount we must invest to bring our processes into compliance and impose additional expense on our operations.

Among the changes to environmental laws and regulations that could occur is the adoption of regulatory frameworks to reduce greenhouse gas emissions, which a number of countries, particularly in the European Union, have adopted, or are considering adopting, including the 2015 Paris Agreement on climate change. These include adoption of cap and trade regimes, carbon taxes, restrictive permitting, increased efficiency standards, and incentives or mandates for renewable energy, any of which could increase the costs of manufacturing our products and increase our compliance costs, which could materially adversely affect our business and results of operations.

In addition, private lawsuits, including claims for remediation of contamination, personal injury or property damage, or actions by regional, national, state and local regulatory agencies, including enforcement or cost-recovery actions, may materially increase our costs. Certain environmental laws make us potentially liable on a joint and several basis for the remediation of contamination at or emanating from properties or facilities that we currently or formerly owned or operated or properties to which we arranged for the disposal of hazardous substances. Such liability may require us to pay more than our fair share and could require us to address contamination caused by others. For example, the site of our East Providence facility contains certain levels of contamination caused by prior third-party activities on and near the site. Such contamination remains in place under a state-approved deed restriction, and we are required to comply with such deed restriction and the accompanying soil management plan. In general, the deed restriction prohibits the residential use of the property and the use of groundwater as potable water, and requires the maintenance of engineering controls and annual inspections to help prevent exposure to contaminated soils. The soil management plan requires us to notify the state environmental agency with respect to any soil excavation, stockpiling, sampling and off-site disposal of excavated soil. Although we have not had to make material expenditures to satisfy these requirements to date, in the future, we may incur additional costs to comply with these requirements and failure to do so could disrupt the operation of our facility or could subject us to liability for environmental remediation. We may incur liability relating to the remediation of contamination, including contamination we did not cause. Furthermore, ethanol, one of the materials that we handle in large quantities in our manufacturing process is subject to additional laws and regulations including those administered by the U.S. Alcohol and Tobacco Tax and Trade Bureau. While we seek to comply with the stringent requirements of these laws and regulations, these laws and regulations are complex and are subject to interpretation. Any changes in these laws or regulations or changes in our manufacturing processes may require us to request changes to our existing permits or obtain new permits. Any requests to change our existing permits or obtain new permits may be delayed or denied and may require us to modify our manufacturing processes, which could be costly and time consuming and could adversely affect our business and results of operations.

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

Our contracts with U.S. government agencies are subject to the availability of appropriated funds. The U.S. government funds our contract research work through a variety of funding programs that rely on monies appropriated by Congress. At any point, the availability of funding could change, thus reducing the opportunities for new or continued revenues to us from government contract work. Revenue from contracts with U.S. government agencies constituted 1.6%, 3.1% and 4.7% of total revenue in 2015, 2014 and 2013, respectively. We expect that our revenue under such contracts will continue to decline due to the recent trend toward tightening of federal spending guidelines and programs.

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

Our revolving credit facility contains financial and operating restrictions that may limit our access to credit. In addition, our revolving credit facility expires on August 31, 2016 and we may not be able to renew, extend or replace the expiring facility. If we fail to comply with covenants in our revolving credit facility or if facility is terminated, we may be required to repay our indebtedness thereunder, which may have an adverse effect on our liquidity.

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

During 2014, we performed analyses pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, as well as similar state provisions, in order to determine whether any limitations might exist on the utilization of net operating losses and other tax attributes. Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards attributable to the period prior to such change. Based on these analyses, we determined that it is more likely than not that an ownership change occurred on June 18, 2014 upon the closing of our IPO, resulting in an annual limitation on the use of our net operating losses and other tax attributes as of such date. As a result, our prior net operating losses were limited to $155.2 million, including built-in gains of $42.0 million at the date of that ownership change. The use of our net operating loss carryforwards may be restricted further in the event of any future changes in our ownership.

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

Where we consider it appropriate, our strategy is to seek patent protection in the United States and other countries on technologies used in or relating to our aerogel product forms, applications and manufacturing technologies. As of December 31, 2015, we had 29 issued U.S. patents and 53 issued foreign patents, including three U.S. patents and 17 foreign patents that we co-own with third parties. The issuance of a patent is not conclusive as to its scope, validity or enforceability. Thus, any patent held by us or to be issued to us from a pending patent application, could be challenged, invalidated or held unenforceable in litigation or proceedings before the U.S. Patent and Trademark Office, or USPTO, and/or other patent tribunals. Third parties could develop technologies that circumvent the patent protection we have secured. No consistent policy regarding the breadth of patent claims has emerged to date in the United States and the landscape could become more uncertain in view of future rule changes by the USPTO, the introduction of patent reform legislation and decisions in patent law cases by the federal courts including the United States Supreme Court.

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

As of December 31, 2015, we had 21 pending U.S. patent applications and 44 pending foreign patent applications, including one pending U.S. patent application and two foreign pending patent applications that we co-own with other third parties. Our pending patent applications are directed to various enabling technologies for the product forms, applications and manufacturing technologies that support our current business, as well as aspects of products under development or contemplated for the future. The issuance of patents from these applications involves complex legal and factual questions and, thus, we cannot provide assurance that any of our pending patent applications will result in the issuance of patents to us. The USPTO, relevant foreign patent offices and other relevant patent tribunals may deny or require significant narrowing of claims in our pending patent applications. Patents issued as a result of any of our pending patent applications may not cover our enabling technology and/or the products or processes that support our current or future business or afford us with significant commercial protection against others with similar technology. Proceedings before the USPTO could result in adverse decisions as to the priority of our inventions and the narrowing or invalidation of claims in issued patents. In addition, our pending patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus foreign patent applications may not be granted even if counterpart United States patents are issued.

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

Furthermore, there could be disputes between us and a private third party as to the ownership rights to any inventions that we develop in collaboration with such third party. Any such dispute may cause us to incur substantial costs including potential license obligations, and could place a significant strain on our financial resources, divert the attention of management from our core business and harm our reputation.

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

We are subject to the reporting requirements of the Exchange Act that require us to file, among other things, quarterly reports on Form 10-Q and annual reports on Form 10-K. Under Section 302 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as a part of each of these reports, our chief executive officer and chief financial officer are required to evaluate and report their conclusions regarding the effectiveness of our disclosure controls and procedures and to certify that they have done so. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Under Section 404 of the Sarbanes-Oxley Act, we have included a report of management on our internal control over financial reporting in our Form 10-K for our fiscal year ended December 31, 2015. In addition, upon the first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or JOBS Act, the independent registered public accounting firm auditing our financial statements will be required to attest to and report on the effectiveness of our internal control over financial reporting. The process of improving and documenting our internal controls and complying with Section 404 is expensive and time consuming, and requires significant attention of management.

Complying with these requirements applicable to public companies may place a strain on our personnel, information technology systems and resources while diverting management’s attention from other business concerns. We have engaged outside service providers with appropriate public company compliance experience and technical accounting knowledge to support our compliance efforts. We may need to engage additional service providers to ensure compliance which may cause us to incur additional operating costs.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we have furnished a report by management on the effectiveness of our internal control over financial reporting for the fiscal year ended December 31, 2015 and will continue to do so in each year thereafter. This assessment will be required to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company,” as defined in the JOBS Act.

Although our independent registered public accounting firm has not completed an audit of our internal controls over financial reporting, significant deficiencies in internal controls were identified in connection with the preparation of our financial statements for the fiscal years ended December 31, 2013 and 2014. We determined that we had significant deficiencies relating to our need for additional accounting and financial reporting staff and internal controls over financial reporting for income taxes. We have remediated these significant deficiencies during 2015 by taking a specific set of actions, including the retention of external consultants to provide additional resources and the hiring of additional full-time financial and accounting staff. However, we cannot assure you that there will not be material weaknesses or other significant deficiencies in our internal controls in the future.

We have completed the initial process of compiling our system of internal controls over financial reporting and successfully completed documentation necessary to perform the annual evaluation required to comply with Section 404. In future periods, we may discover, and not be able to remediate, significant deficiencies or material weaknesses. During the evaluation and testing process in 2015, we did not identify any material weaknesses in our internal controls over financial reporting. In future periods, if we were to identify one or more material weaknesses in our internal control, we may be unable to assert that our internal controls are effective. If we are unable to assert that our internal controls over financial reporting are effective, we could lose investor confidence in the accuracy and completeness of our financial reports or it could cause us to fail to meet our reporting obligations, which could have a material adverse effect on the price of our common stock. In addition, any failure to comply with Section 404 could subject us to a variety of administrative sanctions, including SEC action, ineligibility for short form resale registration, the suspension or delisting of our common stock from The New York Stock Exchange, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business.

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

Since our initial listing on The New York Stock Exchange on June 13, 2014, the trading market in our common stock has been limited and substantially less liquid than the average trading market for companies listed on The New York Stock Exchange. The listing of our common stock on The New York Stock Exchange does not assure that a meaningful, consistent and liquid trading market currently exists or will exist in the future. We cannot predict whether a more active market for our common stock will develop in the future. An absence of an active trading market could adversely affect our stockholders’ ability to sell our common stock at current market prices in short time periods, or possibly at all. An inactive market may also impair our ability to raise capital by selling our common stock and may impair our ability to acquire other companies, products or technologies by using our common stock as consideration. Additionally, analyst coverage of our common stock may be limited and such lack of coverage may have a depressive effect on the market price for our common stock. As of December 31, 2015, approximately 60% of our outstanding shares of common stock were held by our executive officers, directors, principal stockholders and their respective affiliates, which may adversely affect the liquidity of the trading market for our common stock, in as much as federal securities laws restrict sales of our shares by these stockholders. If our affiliates continue to hold their shares of common stock, there will be a more limited trading volume in our common stock, which may make it more difficult for investors to sell their shares or increase the volatility of our stock price.

We expect that the price of our common stock will fluctuate substantially, which could subject us to securities class action litigation and result in substantial losses to our stockholders.

The price of our common stock may fluctuate substantially due to a number of factors, including the following, some of which are beyond our control:

•	volume and timing of orders for our products;

•	quarterly and yearly variations in our or our competitors’ results of operations;

•	our announcement or our competitors’ announcements regarding new products, product enhancements, significant contracts, number of distributors, acquisitions or strategic investments;

•	announcements of technological innovations relating to aerogels, thermal management and energy infrastructure insulation;

•	results of operations that vary from the expectations of securities analysts and investors;

•	the periodic nature of our sales cycles, in particular for capital projects in the energy infrastructure market;

•	our ability to develop, obtain regulatory clearance or approval for and market new and enhanced products on a timely basis;

•	future sales of our common stock, including sales by our executive officers, directors and significant stockholders and their respective affiliates;

•	announcements by third parties of significant claims or proceedings against us, including with regard to intellectual property and product liability;

•	changes in accounting principles; and

•	general U.S. and global economic conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

As of December 31, 2015, our executive officers, directors and principal stockholders and their affiliates collectively controlled approximately 60% of our outstanding shares of common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

Our restated certificate of incorporation designates a state or federal court located within the State of Delaware as the exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our restated certificate of incorporation provides that, subject to limited exceptions, a state or federal court located within the State of Delaware will be the exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our restated certificate of incorporation or our restated bylaws, or (4) any other action asserting a claim against us that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our restated certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

You may experience future dilution as a result of future equity offerings.

In the future, we may offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock in order to raise additional capital. We cannot assure you that we will be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share you paid for our shares. Investors purchasing shares or other securities in the future could have rights, preferences or privileges senior to those of existing stockholders and you may experience dilution. You may incur additional dilution upon the exercise of any outstanding stock options or warrants, the issuance of shares of restricted stock, the vesting of restricted stock units, or the issuance, vesting or exercise of other equity awards.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “seek,” “may,” “plan,” “potential,” “predict,” “project,” “targets,” “likely,” “will,” “would,” “could,” “should,” “continue,” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our projections of the future that are subject to known and unknown risks and uncertainties and other factors that may cause our actual results, level of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. The description of our Business set forth in Item 1, the Risk Factors set forth in this Item 1A and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 as well as other sections in this report, discuss some of the factors that could contribute to these differences. These forward-looking statements include, among other things, statements about:

•	the expected future growth of the market for aerogel insulation and continued gain in market share, in particular in energy infrastructure facilities;

•	our expectation that the growth in global energy demand will result in increased new-build and large capacity expansion projects, driving demand for our aerogel products;

•	our plans to continue our strategy of working with innovative companies to target and penetrate additional market opportunities;

•	our plans to develop strategic partnerships to facilitate penetration of the building and construction market;

•	our belief that an adequate long-term supply of silica-precursor is available;

•	our belief that our portfolio of patents, trade secrets and know-how presents a significant barrier to potential new entrants in the production of aerogel blanket insulation;

•	our belief that our products possess strong competitive advantages over traditional insulation materials, including the superior thermal performance and the thin, easy-to-use and durable blanket form of our products;

•	our plans to construct a second manufacturing facility in Statesboro, Georgia;

•	our expectation that the first phase of the first production line at the planned second manufacturing facility will become operational during 2018;

•	our belief that our end-use customers will continue to invest in major energy infrastructure projects;

•	our expectation that we will continue to sell our products in the building and constructions and other end markets;

•	our current estimate that design, development and construction costs for this second manufacturing facility and its first production line, to be built in two phases, will range from $110 million to $120 million;

•	our expectation that our planned second manufacturing facility and its first production line will provide an additional annual nameplate capacity of 40 million to 48 million square feet of aerogel blankets, depending on product mix;

•	our belief that we can finance our planned second manufacturing facility and its first production line with anticipated cash flows from operations, local government grants, debt financings and potentially equity financings;

•	our belief that the potential for significant technological innovation in traditional insulation materials is limited and that new high-performance materials will be required to meet evolving market requirements for energy efficient insulations systems;

•	our belief that our aerogel products and manufacturing processes are proprietary and that we can protect our patents, trade secrets and know-how associated therewith;

•	our belief that we can continue to improve the cost efficiency of our manufacturing process;

•	our belief that our products have the lowest cost on a fully-installed basis or offer significant life-cycle cost savings in energy infrastructure and certain other applications as compared to traditional insulation materials;

•	our plans to expand our sales force globally to support anticipated growth in customers and demand for our products;

•	our expectation to continue to hire a significant number of employees in order to support our anticipated growth;

•	our expectations for certain expenses to decrease as a percentage of revenue in the long-term and for certain manufacturing expenses to decrease during 2016;

•	our expectation that the cost of product revenue will increase in the near term, but will decrease in the long-term and that the cost of product revenue as a percentage of product revenue will decrease during 2016;

•	our expectations that gross profit as a percentage of total revenue will increase in the long-term and that the gross profit as a percentage of total revenue will increase during 2016;

•	the expected future development of new aerogel technologies; and

•	our expectations about limitations of net operating losses.

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

Our corporate headquarters are located in Northborough, Massachusetts, where we occupy approximately 83,000 square feet under a lease expiring on December 31, 2016. We also own an approximately 143,000 square foot manufacturing facility in East Providence, Rhode Island. In addition, we lease a 10,500 square foot facility, a 24,000 square foot facility and a 128,000 square foot facility in East Providence, Rhode Island, which leases expire on May 31, 2016, May 31, 2016 and March 31, 2019, respectively. We intend to renew and extend the facility leases that currently expire in 2016. We also intend to construct a second manufacturing facility to be located in Statesboro, Georgia.

Item 3.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings, and management is not aware of any contemplated proceedings by any governmental authority against us.

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

Market Information and Dividend Policy

Our common stock began trading on The New York Stock Exchange, or NYSE, on June 13, 2014 under the symbol “ASPN.” The following table sets forth, for the period indicated, the high and low sales prices of our common stock as reported by the NYSE since our IPO:

2014	High	Low
Second Quarter (beginning June 13, 2014)	$11.74	$10.25
Third Quarter	$11.56	$8.04
Fourth Quarter	$10.50	$6.46

2015
First Quarter	$8.58	$6.50
Second Quarter	$7.94	$6.21
Third Quarter	$9.03	$6.27
Fourth Quarter	$8.87	$5.24

As of March 1, 2016, there were 74 stockholders of record of our common stock. We have not paid dividends to our stockholders since our inception and we do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance the development and expansion of our business.

Stock Performance Graph

The following graph and table compare the cumulative total stockholder return for our common stock during the period from June 13, 2014 (the date our common stock commenced trading on the NYSE) through December 31, 2015 in comparison to the S&P Oil & Gas Equipment Select Industry Index and the Russell 2000. The graph and the table below assume (i) that $100 was invested at the market close on June 13, 2014 in the common stock of Aspen Aerogels, Inc., the S&P Oil & Gas Equipment Select Industry Index and the Russell 2000, and (ii) reinvestment of dividends. The comparisons in the graph and table are required by the SEC and are not intended to be indicative of the possible future performance of our common stock.

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

As of December 31, 2015, we used $19.8 million of the net proceeds of the offering to repay all amounts outstanding under our subordinated notes and our revolving credit facility and $32.4 million of the net proceeds of the offering for capital expenditures associated primarily with the construction of a third production line at our manufacturing facility in East Providence. The remainder of the net proceeds is held in a deposit account and money market account with a major financial institution in North America. We have broad discretion in the use of the net proceeds from our initial public offering and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our stock. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus filed with the SEC on June 16, 2014.

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers. We did not repurchase any of our equity securities during the year ended December 31, 2015.

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

We derived the consolidated statement of operations data for the years ended December 31, 2015, 2014 and 2013, and the consolidated balance sheet data as of December 31, 2015 and 2014, from our audited consolidated financial statements and the related notes thereto included elsewhere in this Annual Report, which financial statements have been audited by KPMG LLP, independent registered accounting firm. We derived the consolidated statement of operations data for the fiscal years ended December 31, 2012 and 2011, and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011, from our audited consolidated financial statements and the related notes thereto that are not included in this Annual Report, which financial statements have been audited by KPMG LLP, independent registered accounting firm.

	Year Ended December 31
	2015	2014	2013	2012	2011
	($ in thousands, except per share data)
Consolidated statements of operations data:
Revenue:
Product	$120,532	$99,259	$82,057	$60,389	$42,717
Research services	1,986	3,140	4,037	3,064	3,233

Total revenue	122,518	102,399	86,094	63,453	45,950
Cost of revenue:
Product	96,865	83,677	73,399	70,025	47,071
Research services	1,005	1,642	1,964	1,396	1,505

Gross profit (loss)	24,648	17,080	10,731	(7,968)	(2,626)
Operating expenses:
Research and development	5,253	5,980	5,159	5,142	4,085
Sales and marketing	10,562	10,290	9,271	8,564	5,565
General and administrative	15,068	16,853	12,833	11,299	8,291
Write-off of construction in progress	—	—	3,440	—	—

Total operating expenses	30,883	33,123	30,703	25,005	17,941

Income (loss) from operations	(6,235)	(16,043)	(19,972)	(32,973)	(20,567)
Other income (expense):
Interest income (expense)	(182)	(50,281)	(30,599)	(21,790)	(8,822)
Gain on extinguishment of convertible notes	—	—	8,898	—	—
Loss on exchange of convertible notes	—	—	(5,697)	—	—
Debt extinguishment costs	—	—	—	(1,379)	—
Costs associated with postponed public offering	—	—	(241)	—	(3,443)

Total other income (expense), net	(182)	(50,281)	(27,639)	(23,169)	(12,265)

Net income (loss)	(6,417)	(66,324)	(47,611)	(56,142)	(32,832)

Accretion (deemed dividends) on preferred stock	—	—	(996)	47,201	(23,665)
Extinguishment of redeemable feature for convertible preferred stock	—	—	86,161	—	—
Earnings attributable to preferred stock shareholders	—	—	(36,216)	—	—

Net income (loss) attributable to common stockholders	$(6,417)	$(66,324)	$1,338	$(8,941)	$(56,497)

Per share data:
Net income (loss) attributable to common stockholders per share:
Basic	$(0.28)	$(5.37)	$426.52	$(2,851.08)	$(18,248.39)

Diluted	$(0.28)	$(5.37)	$410.56	$(2,851.08)	$(18,248.39)

Weighted-average common shares outstanding:
Basic	22,986,931	12,349,456	3,137	3,136	3,096

Diluted	22,986,931	12,349,456	3,259	3,136	3,096

	As of December 31
	2015	2014	2013	2012	2011
Consolidated balance sheet data:
Cash and cash equivalents	$32,804	$49,719	$1,574	$1,343	$11,241
Working capital (1)	44,238	53,168	(3,370)	1,132	12,532
Total assets	140,074	145,043	90,233	95,301	102,154
Total debt	107	165	138,555	110,083	60,462
Redeemable preferred stock	—	—	—	86,250	133,451
Total stockholders’ equity (deficit)	122,474	123,716	(61,966)	(120,795)	(113,513)

(1)	Working capital means current assets minus current liabilities.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the “Selected Financial Data” and our consolidated financial statements and the related notes thereto included in this Annual Report on Form 10-K. In addition to historical information, some of the information contained in the following discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward looking information that involves risks, uncertainties and assumptions. You should read the Risk Factors set forth in Item 1A of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our actual results and the timing of events could differ materially from those anticipated by these forward looking statements.

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

We manufacture our products using our proprietary process and technology at our facility in East Providence, Rhode Island. We have operated the East Providence facility since 2008. We commenced operation of a third production line in the East Providence facility during 2015 which increased our annual nameplate capacity to 50 million to 55 million square feet of aerogel blankets, depending on product mix.

Our revenue for the year ended December 31, 2015 was $122.5 million, which represented an increase of 20% from the year ended December 31, 2014. Net loss for the year ended December 31, 2015 was $6.4 million and diluted loss per share attributable to common stockholders was $0.28.

Key Metrics and Non-GAAP Financial Measures

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Square Foot Operating Metric

We price our product and measure our product shipments in square feet. We estimate our annual production capacity was 50 million to 55 million square feet of aerogel blankets depending on product mix at December 31, 2015. We believe the square foot operating metric allows us and our investors to measure the growth in our manufacturing capacity and product shipments on a uniform and consistent basis. The following chart sets forth product shipments associated with recognized revenue in square feet for the periods presented:

	Year Ended December 31
	2015	2014	2013
	(Square feet in thousands)
Product shipments in square feet	42,246	38,222	35,560

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

We use Adjusted EBITDA:

•	as a measure of operating performance because it does not include the impact of items that we do not consider indicative of our core operating performance;

•	for planning purposes, including the preparation of our annual operating budget,

•	to allocate resources to enhance the financial performance of our business; and

•	as a performance measure used under our bonus plan.

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

The following table presents a reconciliation of net income (loss), the most directly comparable GAAP measure, to Adjusted EBITDA for the years presented:

	Year Ended December 31
	2015	2014	2013
	($ in thousands)
Net income (loss)	$(6,417)	$(66,324)	$(47,611)
Interest expense (1)	182	50,281	30,599
Depreciation and amortization	9,887	10,183	10,061
Loss on disposal of assets	—	119	230
Stock-based compensation (2)	5,413	8,781	4,426
Gain on extinguishment of convertible notes	—	—	(8,898)
Loss on exchange of convertible notes	—	—	5,697
Write-off of costs associated with postponed public offering	—	—	241
Write-off of construction in progress	—	—	3,440

Adjusted EBITDA	$9,065	$3,040	$(1,815)

(1)	Interest expense in 2014 and 2013 consists primarily of fair market value adjustments and issuance costs related to our then outstanding subordinated notes, senior convertible notes and convertible notes and certain imputed interest on previously settled obligations.

(2)	Represents non-cash stock-based compensation related to vesting and modifications of stock option grants, vesting of restricted stock units and vesting of restricted common stock.

The following table presents a reconciliation of net income (loss), the most directly comparable GAAP measure, to Adjusted EBITDA for the quarters presented:

	Three months ended				Three months ended
	2015				2014
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Net income (loss)	$(2,709)	$(2,743)	$(2,522)	$1,683	$(19,049)	$(42,148)	$(2,412)	$(2,715)
Interest expense (income) (1)	45	45	46	46	16,151	34,027	47	56
Depreciation and amortization	2,184	2,574	2,664	2,465	2,631	2,547	2,513	2,492
Loss on disposal of assets	—	—	—	—	15	—	—	104
Stock-based compensation (2)	1,295	1,404	1,476	1,238	339	6,006	1,054	1,382

Adjusted EBITDA	$734	$1,280	$1,664	$5,387	$87	$432	$1,202	$1,319

(1)	Interest expense in 2014 consists primarily of fair market value adjustments related to our subordinated notes, senior convertible notes and convertible notes.
(2)	Represents non-cash stock-based compensation related to vesting and modifications of stock option grants, vesting of restricted stock units and vesting of restricted common stock.

Our Adjusted EBITDA is affected by a number of factors including volume and mix of aerogel products sold, average selling prices, average material costs, our actual manufacturing costs, the costs associated with and timing of expansions and start-up of additional production capacity, and the amount and timing of operating expenses. As we build out manufacturing capacity, we expect increased manufacturing expenses will periodically have a negative impact on Adjusted EBITDA, but will set the framework for improved Adjusted EBITDA moving forward. Accordingly, we expect that our Adjusted EBITDA will vary from period to period as we continue to expand our manufacturing capacity.

Emerging Growth Company Status

The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have opted out of this provision and, as a result, we comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

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

	Year Ended December 31
	2015	2014	2013
	($ in thousands)
Revenue:
Product	$120,532	$99,259	$82,057
Research services	1,986	3,140	4,037

Total revenue	$122,518	$102,399	$86,094

Product revenue accounted for 98%, 97% and 95% of total revenue for the years ended December 31, 2015, 2014 and 2013, respectively. We expect continued growth in product revenue in the long term due to increasing market adoption of our line of aerogel blankets in the energy infrastructure market and through penetration of new markets, including the building and construction market. We expect that research services revenue will continue to decline as a percentage of total revenue due to limitations on our eligibility to receive contract awards under federal guidelines.

A substantial majority of our revenue is generated from a limited number of direct customers, including distributors, contractors, OEMs and end-use customers. Our 10 largest customers accounted for approximately 66% of our total revenue during the year ended December 31, 2015, and we expect that most of our revenue will continue to come from a relatively small number of customers for the foreseeable future. In 2015, sales to a North American distributor and a major Asian energy company represented 14% and 12% of our total revenue, respectively. In 2014, sales to a major Asian energy company and a North American distributor represented 13% and 12% of total revenue, respectively. During the year ended December 31, 2013, sales to a North American and an Asian distributor represented 15% and 11% of total revenue, respectively. For each of the periods discussed above, there were no other customers that represented 10% or more of our total revenues.

We conduct business across the globe and a substantial portion of our revenue is generated outside of the United States. Total revenue from outside of the United States, based on shipment destination or services location, amounted to $78.0 million, or 64% of our total revenue, $62.6 million, or 61% of our total revenue, and $55.9 million or 65% of our total revenue, in the years ended December 31, 2015, 2014 and 2013, respectively.

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

Material is our most significant component of cost of product revenue and includes fibrous batting, silica materials and additives. Material costs as a percentage of product revenue were 45%, 46% and 47% for the years ended December 31, 2015, 2014 and 2013, respectively. Material costs as a percentage of product revenue vary from product to product due to differences in average selling prices, material requirements, blanket thickness and manufacturing yields. As a result, material costs as a percentage of revenue will vary from period to period due to changes in the mix of aerogel products sold. However, in general, we expect material costs in the aggregate to decline as a percentage of revenue as we seek to achieve higher selling prices, material sourcing improvements and manufacturing yield enhancements for our aerogel products.

Manufacturing expense is also a significant component of cost of revenue. Manufacturing expense as a percentage of product revenue was 36%, 38% and 42% for the years ended December 31, 2015, 2014 and 2013, respectively. During 2015 and 2014, manufacturing expense decreased as a percentage of product revenue as a result of strong revenue growth supported by the expanded manufacturing capacity and improved manufacturing productivity. As we increase manufacturing capacity through our planned construction, operation and potential expansion of a second manufacturing facility, we expect manufacturing expense as a percentage of product revenue will increase in the near-term following each capacity expansion but will decrease in the long-term with increased revenues supported by the effect of completed capacity expansions.

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

Gross Profit

Our gross profit as a percentage of revenue is affected by a number of factors, including the mix of aerogel products sold, average selling prices, average material costs, our actual manufacturing costs and the costs associated with expansions and start-up of production capacity. Accordingly, we expect our gross profit in absolute dollars and as a percentage of revenue to vary from period to period. As we continue to build out our manufacturing capacity, we expect increased manufacturing expenses will periodically have a significant negative impact on gross profit in the short-term. However, in general, we expect gross profit to improve as a percentage of revenue in the long-term due to expected increases in manufacturing productivity, increases in production volumes supported by capacity expansions, improvements in manufacturing yields and realization of material purchasing efficiencies.

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

Research and Development Expenses

Research and development expenses consist primarily of expenses for personnel engaged in the development of next generation aerogel compositions, form factors and manufacturing technologies. These expenses also include testing services, prototype expenses, consulting services, equipment depreciation, facilities costs and related overhead. We expense research and development costs as incurred. We expect to continue to devote substantial resources to the development of new aerogel technology. We believe that these investments are necessary to maintain and improve our competitive position. We expect to continue to invest in research and engineering personnel and the infrastructure required in support of their efforts. We expect that our research and development expenses will increase in absolute dollars but decrease as a percentage of revenue in the long-term.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, legal expenses, consulting and professional services, audit and tax consulting costs, and expenses for our executive, finance, human resources and information technology organizations. General and administrative expenses have increased as we have incurred additional costs related to operating as a publicly-traded company, which include costs of compliance with securities, corporate governance and related laws and regulations, investor relations expenses, increased insurance premiums, including director and officer insurance, and increased audit and legal fees. In addition, we expect to add general and administrative personnel and expense to support the anticipated growth of our business and continued expansion of our manufacturing operations. We expect that general and administrative expenses will increase in absolute dollars but decrease as a percentage of revenue in the long-term.

Other Income (Expense)

For the year ended December 31, 2015, interest expense consisted primarily of fees related to our revolving credit facility. For the years ended December 31, 2014 and 2013, interest expense consisted of (i) fair market value adjustments to our subordinated notes, senior convertible notes and convertible notes, debt issuance costs and imputed interest on a prior obligation, (ii) gains or losses on extinguishment and exchange of subordinated notes and convertible notes and (iii) costs associated with a postponed public offering.

Provision for Income Taxes

We have incurred net losses since inception and have not recorded benefit provisions for U.S. federal income taxes or state income taxes since the tax benefits of our net losses have been offset by valuation allowances due to the uncertainty associated with the utilization of net operating loss carryforwards.

For the year ended December 31, 2014, we performed an analysis pursuant to Internal Revenue Code Section 382, as well as similar state provisions, in order to determine whether any limitations might exist on the utilization of net operating losses and other tax attributes. Based on this analysis, we have determined that an ownership change occurred as a result of our initial public offering in June 2014, resulting in an annual limitation on the use of our net operating losses and other tax attributes as of such date. As a result, our prior net operating losses were limited to $155.2 million, including built-in gains of $42.0 million at the date of that ownership change. At December 31, 2015, we had $165.7 million of net operating losses available to offset future federal income, if any, and which expire on various dates through December 31, 2035.

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Year Ended December 31
	2015	2014	2013
	($ in thousands)
Revenue:
Product	$120,532	$99,259	$82,057
Research services	1,986	3,140	4,037

Total revenue	122,518	102,399	86,094
Cost of revenue:
Product	96,865	83,677	73,399
Research services	1,005	1,642	1,964

Gross profit	24,648	17,080	10,731
Operating Expenses:
Research and development	5,253	5,980	5,159
Sales and marketing	10,562	10,290	9,271
General and administrative	15,068	16,853	12,833
Write-off of construction in progress	—	—	3,440

Total operating expenses	30,883	33,123	30,703

Income (loss) from operations	(6,235)	(16,043)	(19,972)

Other income (expense):
Interest income (expense) (1)	(182)	(50,281)	(30,599)
Gain on extinguishment of convertible notes	—	—	8,898
Loss on exchange of convertible notes	—	—	(5,697)
Costs associated with postponed public offering	—	—	(241)

Total other income (expense), net	(182)	(50,281)	(27,639)

Net income (loss)	$(6,417)	$(66,324)	$(47,611)

(1)	For the year ended December 31, 2015, interest income (expense) consists primarily of costs related to our revolving credit facility. For the years ended December 31, 2013 and 2014, interest income (expense) consists primarily of fair market value adjustments related to our subordinated notes, senior convertible notes, convertible notes, debt issuance costs and imputed interest on prior obligations.

Year ended December 31, 2015 compared to year ended December 31, 2014

The following tables set forth our results of operations for the periods presented:

	Year Ended December 31				Year Ended December 31
	2015	2014	$ Change	% Change	2015	2014
	($ in thousands)				(Percentage of total revenue)
Revenue:
Product	$120,532	$99,259	$21,273	21%	98%	97%
Research services	1,986	3,140	(1,154)	(37)%	2%	3%

Total revenue	122,518	102,399	20,119	20%	100%	100%
Cost of revenue:
Product	96,865	83,677	13,188	16%	79%	82%
Research services	1,005	1,642	(637)	(39)%	1%	2%

Gross profit	24,648	17,080	7,568	44%	20%	17%
Operating expenses:
Research and development	5,253	5,980	(727)	(12)%	4%	6%
Sales and marketing	10,562	10,290	272	3%	9%	10%
General and administrative	15,068	16,853	(1,785)	(11)%	12%	16%

Total operating expenses	30,883	33,123	(2,240)	(7)%	25%	32%

Income (loss) from operations	(6,235)	(16,043)	9,808	61%	(5)%	(16)%
Other income (expense):
Interest expense	(182)	(50,281)	50,099	100%	(0)%	(49)%

Total other income (expense), net	(182)	(50,281)	50,099	100%	(0)%	(49)%

Net income (loss)	$(6,417)	$(66,324)	$59,907	90%	(5)%	(65)%

Revenue

	Year Ended December 31,				Change
	2015		2014
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
Revenue:
Product	$120,532	98%	$99,259	97%	$21,273	21%
Research services	1,986	2%	3,140	3%	(1,154)	(37)%

Total Revenue	$122,518	100%	$102,399	100%	$20,119	20%

The following chart sets forth product shipments in square feet for the periods presented:

	Year Ended December 31		Change
	2015	2014	Amount	Percentage
Product shipments in square feet (in thousands)	42,246	38,222	4,024	11%

Total revenue increased by $20.1 million, or 20%, in 2015 to $122.5 million from $102.4 million in 2014 as a result of an increase in product revenue.

Product revenue increased by $21.3 million, or 21%, to $120.5 million in 2015 from $99.3 million in 2014. This increase was principally the result of an increase in sales of our aerogel products in the European and Asian petrochemical markets and in the subsea market. The revenue increase reflects price increases enacted in late 2014 and a shift in mix of aerogel products sold toward higher priced products, most notably those sold in the subsea market. The average selling price per square foot of our products increased by an effective $0.26, or 9.9%, to $2.85 per square foot for the year ended December 31, 2015 from $2.60 per square foot for the year ended December 31, 2014. This increase in average selling price contributed $10.3 million to the increase in product revenue. In volume terms, product shipments increased 4.0 million square feet, or 11%, to 42.2 million square feet of aerogel products for the year ended December 31, 2015, as compared to 38.2 million square feet in the year ended December 31, 2014. The increase in volume was supported by the increase in manufacturing capacity associated with operation of the third production line in the East Providence facility. The increase in product volume contributed approximately $11.0 million to the increase in product revenue.

Research services revenue decreased by $1.2 million, or 37%, to $2.0 million in 2015 from $3.1 million in 2014. The decrease was primarily due to a reduction in the total value of active research contracts with government agencies in 2015. The reduction in the total value of active contracts is principally the result of limitations on our eligibility to receive contract awards under federal guidelines due to a variety of factors including the amount of our revenue, the number of our employees and the makeup of our ownership.

Product revenue as a percentage of total revenue was 98% and 97% of total revenue in 2015 and 2014, respectively. Research services revenue was 2% and 3% of total revenue in 2015 and 2014, respectively. We expect that product revenue will continue to comprise a significant and growing percentage of our total revenue in the long-term due to the anticipated demand growth from adoption of our products in the energy infrastructure market, and through penetration of new and existing markets, including the building and construction market.

During 2016, we expect a deceleration in the rate of product revenue growth from recent levels due to the impact of low oil prices on demand in the subsea market. Despite strong anticipated growth in the refinery and petrochemical market and in the building and construction markets during 2016, we expect to experience an offsetting decline in the subsea market. Accordingly, we are projecting that total revenue during 2016 will be approximately equal to total revenue generated during 2015.

Cost of Revenue

	Year Ended December 31,						Change
	2015			2014
	Amount	Percentage of Related Revenue	Percentage of Total Revenue	Amount	Percentage of Related Revenue	Percentage of Total Revenue	Amount	Percentage
	($ in thousands)
Cost of revenue:
Product	$96,865	80%	79%	$83,677	84%	82%	$13,188	16%
Research services	1,005	51%	1%	1,642	52%	2%	(637)	(39)%

Total cost of revenue	$97,870	80%	80%	$85,319	83%	83%	$12,551	15%

Total cost of revenue increased by $12.6 million, or 15%, to $97.9 million in 2015 from $85.3 million in 2014. The increase in total cost of revenue was the result of an increase of $8.1 million in material costs and an increase of $5.1 million in manufacturing expense to support increased product revenue offset by a decrease of $0.6 million in cost of research services.

Product cost of revenue increased $13.2 million, or 16%, to $96.9 million in 2015 from $83.7 million in the comparable period in 2014. The $13.2 million increase was the result of an $8.1 million increase in material costs and a $5.1 million increase in manufacturing expense year over year. The increase in manufacturing expense was the result of increases in compensation expense of $2.0 million, utility expenses of $1.6 million and maintenance and facility expense of $1.5 million. The increased level of manufacturing expense was driven by the addition of the third production line in the East Providence facility, which commenced operation in the first quarter of 2015. Material costs in 2015 increased $8.1 million versus the comparable period in 2014 due to an 11% increase in product volume and a slight decline in product yields in 2015.

Product cost of revenue as a percentage of product revenue decreased to 80% during 2015 from 84% in 2014. The decrease was principally the result of a decrease in manufacturing expense as a percentage of product revenue. Strong revenue growth supported by output from the third production line in the East Providence facility and improved manufacturing productivity contributed to the decrease in manufacturing expense as a percentage of product revenue.

We expect that cost of product revenue will decrease during 2016 both in dollar terms and as a percentage of product revenue. The anticipated decrease in cost of product revenue reflects an expected decrease in material costs due to improved manufacturing yields, sourcing efficiencies, and the impact of the sales price increase enacted in late 2015, offset, in part, by an increase in manufacturing expense associated with the operation of the third manufacturing line in the East Providence facility for the full year. The anticipated decrease in product cost as a percentage of product revenue reflects the expected decrease in cost of product revenue during 2016 factored on the expected flat base of product revenue during 2015 and 2016.

Research services cost of revenue decreased by $0.6 million, or 39%, to $1.0 million in 2014 from $1.6 million in 2014. The decrease in research services cost of revenue was due to a reduction in active research contracts during 2015, offset, in part, by an unfavorable mix of labor and expense required to perform the contracted research. The decrease in cost of research services revenue was due principally to the reduction in research services revenue during 2015.

Gross Profit

	Year Ended December 31,				Change
	2015		2014
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
Gross profit	$24,648	20%	$17,080	17%	$7,568	44%

Gross profit increased by $7.6 million, or 44%, to $24.6 million in 2015 from $17.1 million in 2014. Gross profit as a percentage of total revenue increased to 20% of total revenue for 2015 from 17% in 2014. The increase in gross profit as a percentage of revenue was principally the result of strong revenue growth supported by output from the third production line in the East Providence facility and improved manufacturing productivity. Price increases enacted late in 2014 and a favorable mix of aerogel products sold also contributed to the increase in gross profit as a percentage of revenue during 2015.

We expect gross profit as a percentage of total revenue to increase during 2016 due to expected improvements in manufacturing productivity, enhanced manufacturing yields, sourcing efficiencies and the impact of the sales price increase effected in late 2015.

Research and Development Expenses

	Year Ended December 31,				Change
	2015		2014
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
Research and development expenses	$5,253	4%	$5,980	6%	$(727)	(12)%

Research and development expenses decreased by $0.7 million to $5.3 million in 2015 from $6.0 million in 2014. This decrease was primarily the result of a decrease in employee compensation expenses, including $0.4 million of stock-based compensation charges and $0.3 million of payroll and related costs. We expect that our research and development expenses during 2016 will be approximately equivalent to 2015 expense levels. We expect research and development expenses as a percentage of total revenue to remain in the range of 4% to 5% during 2016 due to relatively flat year-over-year levels of expense and revenue.

In the long-term, we expect to increase investment in research, development and engineering personnel, projects and infrastructure in support of efforts to develop new products, technologies and markets. However, we expect that research and development expenses will decline as a percentage of total revenue in the long-term due to projected growth in product revenue.

Sales and Marketing Expenses

	Year Ended December 31,				Change
	2015		2014
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
Sales and marketing expenses	$10,562	9%	$10,290	10%	$272	3%

Sales and marketing expenses increased by $0.3 million, or 3%, to $10.6 million in 2015 from $10.3 million during 2014. The $0.3 million increase was the result of a $0.6 million increase in payroll and related costs associated with an increase in sales personnel and $0.1 million increase in product marketing expenses, offset by a reduction in stock-based compensation expense of $0.4 million. We expect sales and marketing expenses to increase during 2016 in line with a planned increase in sales personnel and marketing efforts. Sales and marketing expenses as a percentage of total revenue are expected to increase slightly during 2016 due to the expected increase in sales and marketing expenses relative to the expected flat revenue base from 2015 to 2016.

We expect that sales and marketing expenses will increase in absolute dollars in the long term as we increase sales personnel and marketing efforts in support of expected growth in demand for our products. However, we expect that sales and marketing expenses will decrease as a percentage of total revenue in the long-term due to projected growth in product revenue.

General and Administrative Expenses

	Year Ended December 31,				Change
	2015		2014
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
General and administrative expenses	$15,068	12%	$16,853	16%	$(1,785)	(11)%

General and administrative expenses decreased by $1.8 million, or 11%, to $15.1 million in 2015 from $16.9 million in 2014. The $1.8 million decrease was primarily the result of decreases in stock-based compensation expense of $2.3 million, depreciation expense of $0.4 million, and payroll and related costs of $0.6 million, offset, in part by an increase in legal, professional services and insurance expenses associated with operating as a public company of $1.5 million. We expect general and administrative expenses to increase during 2016 due to expected growth in legal costs in support of our intellectual property portfolio and increased investment in information systems. General and administrative expenses as a percentage of total revenue are expected to increase slightly during 2016 due the increase in general and administrative expenses relative to the expected flat revenue base from 2015 to 2016.

We expect to continue to increase general and administrative personnel and expense levels in the long term to support the anticipated growth of our business and continued expansion of our manufacturing operations. However, we expect general and administrative expenses will decline as a percentage of total revenue in the long-term as a result of projected growth in product revenue.

Other Income (Expense)

	Year Ended December 31,				Change
	2015		2014
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
Interest expense	$(182)	(0)%	$(50,281)	(49)%	$50,099	100%

Total other expense was less than $0.2 million for the year ended December 31, 2015 as compared to $50.3 million in the comparable period in 2014.

Interest expense of less than $0.2 million for the year ended December 31, 2015 was comprised primarily of costs related to our revolving credit facility. During 2014, we incurred $50.3 million in interest expense comprised of changes in fair value of $1.5 million for the subordinated notes, $11.4 million for the senior convertible notes and $37.1 million for the convertible notes, and $0.3 million in debt closing costs and other interest expense. The changes in fair value of the respective notes were calculated based on the final payment and conversion amounts of the notes into equity upon the consummation of our IPO on June 18, 2014.

Year ended December 31, 2014 compared to year ended December 31, 2013

The following tables set forth our results of operations for the periods presented:

	Year Ended December 31				Year Ended December 31
	2014	2013	$ Change	% Change	2014	2013
	($ in thousands)				(Percentage of total revenue)
Revenue:
Product	$99,259	$82,057	$17,202	21%	97%	95%
Research services	3,140	4,037	(897)	(22)%	3%	5%

Total revenue	102,399	86,094	16,305	19%	100%	100%
Cost of revenue:
Product	83,677	73,399	10,278	14%	82%	85%
Research services	1,642	1,964	(322)	(16)%	2%	2%

Gross profit	17,080	10,731	6,349	59%	17%	12%
Operating expenses:
Research and development	5,980	5,159	821	16%	6%	6%
Sales and marketing	10,290	9,271	1,019	11%	10%	11%
General and administrative	16,853	12,833	4,020	31%	16%	15%
Write-off of construction in progress	—	3,440	(3,440)	(100)%	—%	4%

Total operating expenses	33,123	30,703	2,420	8%	32%	36%

Income (loss) from operations	(16,043)	(19,972)	3,929	20%	(16)%	(23)%
Other income (expense):
Interest expense	(50,281)	(30,599)	(19,682)	(64)%	(49)%	(36)%
Gain on extinguishment of convertible notes	—	8,898	(8,898)	(100)%	—%	10%
Loss on exchange of convertible notes	—	(5,697)	5,697	100%	—%	(7)%
Costs associated with postponed public offering	—	(241)	241	100%	—%	—%

Total other income (expense), net	(50,281)	(27,639)	(22,642)	(82)%	(49)%	(32)%

Net income (loss)	$(66,324)	$(47,611)	$(18,713)	(39)%	(65)%	(55)%

Revenue

	Year Ended December 31				Change
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
Revenue:
Product	$99,259	97%	$82,057	95%	$17,202	21%
Research services	3,140	3%	4,037	5%	(897)	(22)%

Total revenue	$102,399	100%	$86,094	100%	$16,305	19%

The following chart sets forth product shipments in square feet for the periods presented:

	Year Ended December 31		Change
	2014	2013	Amount	Percentage
Product shipments in square feet (in thousands)	38,222	35,560	2,662	7%

Total revenue increased by $16.3 million, or 19%, in 2014 to $102.4 million from $86.1 million in 2013 as a result of an increase in product revenue.

Product revenue increased by $17.2 million, or 21%, to $99.3 million in 2014 from $82.1 million in 2013. This increase was principally the result of an increase in sales of our aerogel products in the North American, Asian and South American petrochemical markets and in the subsea market. The revenue increase reflects price increases during in 2014 and a shift in mix of aerogel products sold toward higher priced products including those sold in the subsea market. The average selling price per square foot of our products increased by an effective $0.29, or 13%, to $2.60 per square foot for the year ended December 31, 2014 from $2.31 per square foot for the year ended December 31, 2013. In volume terms, product shipments increased 2.7 million square feet, or 7%, to 38.2 million square feet of aerogel products for the year ended December 31, 2014, as compared to 35.6 million square feet in the year ended December 31, 2013. The increase in demand during the year ended December 31, 2014 included increased sales of $13.5 million for use in a petrochemical facility expansion by a major Asian energy company and $5.9 million for use in subsea projects in the Gulf of Mexico by an Asia-based contractor.

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

Product cost of revenue increased by $10.3 million, or 14%, to $83.7 million in 2014 from $73.4 million in 2013. The $10.3 million increase was the result of a $7.0 million increase in material costs and a $3.3 million increase in manufacturing expense year over year. The increase in manufacturing expense was the result of increases in compensation expense of $1.7 million, utility expenses of $0.7 million, stock-based compensation expense of $0.6 million and other facility related costs of $0.3 million. The increase in material costs was the result of a 7% increase in product volume, offset, in part, by product yield improvements during 2014.

Product cost of revenue as a percentage of product revenue decreased to 84% during 2014 from 89% in 2013. The reduction in product cost as a percentage of product revenue was the result of improved manufacturing productivity, product yields and purchasing efficiency.

Research services cost of revenue decreased by $0.3 million, or 16%, to $1.6 million in 2014 from $2.0 million in 2013. The decrease in research services cost of revenue was due to a reduction in active research contracts during 2014, offset, in part, by an unfavorable mix of labor and expense required to perform the contracted research.

Gross Profit

	Year Ended December 31				Change
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
Gross profit	$17,080	17%	$10,731	12%	$6,349	59%

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

General and administrative expenses increased by $4.0 million, or 31%, to $16.9 million in 2014 from $12.8 million in 2013. The $4.0 million increase was primarily the result of an increase in stock based compensation charges of $2.3 million, an increase in incentive compensation expenses of $0.7 million and an increase in professional services and other expenses of $1.0 million principally related to operating as a publicly-traded company. The increased costs to operate as a public company include costs of compliance with securities, corporate governance and related laws and regulations, investor relations expenses, director and officer insurance premiums, and legal and audit fees.

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

During the year ended December 31, 2013, we incurred $30.6 million in interest expense comprised of changes in fair value of the subordinated notes, senior convertible notes and convertible notes of $18.7 million, charges incurred for debt financing costs of $11.3 million and other interest charges of $0.6 million to interest expense during the period.

During the year ended December 31, 2013, we also incurred a $5.7 million loss on the exchange of convertible notes, an $8.9 million gain on the extinguishment of convertible notes and $0.2 million of costs associated with a postponed public offering. No such transactions occurred during the year ended December 31, 2014.

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

We are currently experiencing revenue growth as we gain share in our target markets. Our current financial forecast anticipates long-term revenue growth, with near-term increasing levels of gross profit and cash flows from operations. However, we expect to incur significant capital expenditures through 2020 related to the expansion of our manufacturing capacity to support the expected growth in demand.

We believe that our existing cash balance and available credit will be sufficient to fund a portion of the design, development and construction of our second production plant. We expect to supplement our cash balance and available credit with anticipated cash flows from operations, local government grants, debt financings and potentially equity financings to provide the capital required to complete the first production line in our second facility.

Primary Sources of Liquidity

Our principal sources of liquidity are currently our cash and cash equivalents and our revolving credit facility with Silicon Valley Bank. Cash and cash equivalents consist primarily of cash and money market accounts on deposit with banks. As of December 31, 2015, we had $32.8 million of cash and cash equivalents.

Prior to June 2014, our primary source of liquidity was funds raised through issuances of senior convertible notes to venture capital funds and other private investors. In June 2014, we completed an initial public offering of our common stock and received net proceeds of $74.7 million after underwriting discounts and offering expenses. Upon the closing of the offering, all principal and accrued interest of our senior convertible notes and our convertible notes automatically converted into shares of our common stock. In addition, we utilized $19.8 million of the net proceeds of the offering to repay all amounts outstanding under our subordinated notes and revolving credit facility. At December 31, 2015, our only debt obligations were $0.1 million related to capital lease obligations. At December 31, 2015, we also had $2.7 million of outstanding letters of credit secured by the revolving credit facility described below.

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

Due to the borrowing base limitations of the revolving credit facility, the effective amount available to us under the facility at December 31, 2015 was $12.6 million after giving effect to the $2.7 million of letters of credit outstanding. As of December 31, 2015, we had no outstanding balances drawn on the revolving credit facility.

Analysis of Cash Flow

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31
	2015	2014	2013
	($ in thousands)
Net cash provided by (used in):
Operating activities	$5,359	$6,648	$(13,688)
Investing activities	(21,956)	(13,241)	(3,329)
Financing activities	(318)	54,738	17,248

Net increase (decrease) in cash	(16,915)	48,145	231
Cash, beginning of period	49,719	1,574	1,343

Cash and cash equivalents, end of period	$32,804	$49,719	$1,574

Operating Activities

During 2015, we generated $5.4 million net cash in operating activities, as compared to generating $6.6 million in net cash during the comparable period of 2014, a decrease of $1.2 million. This decrease was primarily the result of a decrease in cash from changes in operating assets and liabilities of $7.2 million, offset, in part, by a favorable year-to-year change in net loss adjusted for non-cash items of $6.0 million.

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

Investing Activities

Net cash used in investing activities is primarily related to capital expenditures to support our growth. Net cash used in investing activities for 2015 and 2014 totaled $22.0 million and $13.2 million, respectively. Net cash used in investing activities in 2015 included capital expenditures of approximately $16.2 million to complete the construction of the third production line to expand the capacity of our East Providence manufacturing facility. In addition, net cash used in investing activities in 2015 included capital expenditures for machinery and equipment to improve the throughput and efficiency of our East Providence facility, engineering designs and other pre-construction costs related to our planned manufacturing facility in Statesboro, Georgia as well as the purchase and maturity of $2.5 million of marketable securities. Net cash used in investing activities in 2014 was primarily to begin construction of the third production line and for machinery and equipment to improve the productivity of our East Providence facility.

Financing Activities

Net cash used in financing activities in 2015 totaled $0.3 million and consisted of $0.1 million for repayments of obligations under capital leases and $0.2 million for payments made for employee restricted stock minimum tax withholdings associated with the vesting of restricted stock units. Net cash provided by financing activities in 2014 totaled $54.7 million. Financing activities during 2014 included $74.7 million of net proceeds from the initial public offering and $4.5 million for borrowings under the revolving credit facility, offset, in part, by $18.8 million of repayments on our subordinated notes, $5.5 million of repayments under the revolving credit facility and other payments of $0.2 million.

Capital Spending and Future Capital Requirements

We have made capital expenditures primarily to develop and expand our manufacturing capacity. Our capital expenditures totaled $22.0 million in 2015, $13.2 million in 2014 and $3.3 million in 2013. As of December 31, 2015, we had capital commitments of approximately $6.3 million, which included commitments for which we have entered into contracts as well as commitments authorized by our Board of Directors. These commitments relate to the improvement of our existing production lines and the design and engineering of our second manufacturing facility to be built in Statesboro, Georgia. These commitments consist of engineering costs, equipment costs, construction costs and related financing costs. We plan to fund these capital commitments from available cash proceeds from our IPO.

We intend to fund capital expenditures related to the design, development and construction of our planned second manufacturing facility with the remaining proceeds from our IPO, cash flow from operations, local government grants and debt financings and potentially equity financings. We estimate that the total expenditures for the second plant infrastructure and the first production line in our second manufacturing facility will be approximately $110 million to $120 million.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off balance sheet activities as defined in Item 303(a)(4) of Regulation S-K.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2015, under contracts that provide for fixed and determinable payments over the periods indicated:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	($ in thousands)
Purchase order commitments	$9,722	$9,722	$—	$—	$—
Supplier purchase commitments	38,964	26,544	6,399	6,021	—
Operating leases	2,664	1,194	1,251	212	7
Capital leases	116	74	42	—	—
Accrued asset retirement obligations	397	397	—	—	—

Total	$51,863	$37,931	$7,692	$6,233	$7

Operating and Capital Leases

We lease our office space for our corporate offices in Northborough, Massachusetts, which expires in 2016, and warehouse space and land nearby our East Providence facility, which expire at various dates from 2016 through 2021, under non-cancelable operating lease agreements. See “Item 2 — Properties.” We also lease vehicles and equipment under non-cancelable capital and operating leases that expire at various dates.

Revolving Credit Facility

In March 2011, we entered into a $10 million revolving credit facility with Silicon Valley Bank. This facility has been amended at various dates through 2014. On September 3, 2014, we amended the loan and security agreement to extend the maturity date of the revolving credit facility to August 31, 2016 and to increase the maximum amount we are permitted to borrow, subject to continued covenant compliance and borrowing base requirements, from $10 million to $20 million. At our election, the interest rate applicable to borrowings under the amended revolving credit facility may be based on the prime rate or LIBOR. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 1.75% per annum, while LIBOR-based rates vary from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum. The amended revolving credit facility is secured by a first priority security interest in all of our assets, including those at the East Providence facility, and proceeds from our intellectual property.

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

In September 2015, the Company began the restoration of 31,577 square feet of space formerly utilized for manufacturing operations in our Northborough facility. At that time, we engaged contractors to perform certain restoration services including the decommissioning of the former plant, the demolition and removal of remaining assets and other services to return the premises to broom-clean condition by December 31, 2015. For the year ended December 31, 2015, we incurred $0.7 million in settlement costs in support of this effort. As of December 31, 2015, the remaining accrued asset retirement obligation was $0.4 million, included in other current liabilities, and represents the estimated remaining restoration cost to exit the remaining space in the Northborough facility. We expect these costs to be settled at the conclusion of the lease term.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (FASB ASU 2016-02). FASB ASU 2016-02 changes the accounting for leases and includes a requirement to record all leases on the consolidated balance sheets as assets and liabilities. This update is effective for fiscal years beginning after December 15, 2018. Early application is permitted. The Company has not yet selected a transition method and is evaluating the effect the updated standard will have on its consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes (FASB ASU 2015-17). FASB ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Earlier adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. The Company has elected, as permitted by the standard, to early adopt FASB ASU 2015-17 prospectively, effective for the period ended December 31, 2015. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

In August 2015, the FASB issued a deferral of ASU 2014-09, Revenue from Contracts with Customers. The standard will eliminate the transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. As a result of the deferral, public entities are required to apply the revenue recognition standard for annual reporting period beginning on or after December 15, 2017, including interim periods within that annual reporting period. Early application is not permitted. We have not yet selected a transition method and are evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU 2015-11, which, for entities that do not measure inventory using the last-in, first-out (LIFO) or retail inventory method, changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The ASU also eliminates the requirement for these entities to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. Public entities are required to apply the standards for fiscal years beginning after December 15, 2016, including interim periods within those fiscal periods. Early adoption is permitted as of the beginning of an interim or annual period. We have not yet selected a transition method and are evaluating the effect that the updated standard will have on our consolidated financial statements and disclosures.

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

Revenue Recognition

We recognize product revenue from the sale of our line of aerogel products generally upon shipment or delivery, and research services revenue upon delivery of research and development services, including under contracts with various agencies of the U.S. government. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, delivery has occurred or services have been provided and collectability is reasonably assured. Product revenue is recognized upon transfer of title and risk of loss, which is generally upon shipment or delivery. In general, our customary shipping terms are FOB shipping point. Products are typically delivered without significant post-sale obligations to customers other than standard warranty obligations for product defects. We provide warranties for our products and record the estimated cost within cost of sales in the period that the revenue is recorded. Our standard warranty period extends one to two years from the date of sale, depending on the type of product purchased. Our warranties provide that our products will be free from defects in material and workmanship, and will, under normal use, conform to the specifications for the product. For the years ended December 31, 2015, 2014 and 2013, warranty charges have been insignificant.

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

Stock-based Compensation

We maintain an equity incentive plan pursuant to which our board of directors may grant qualified and nonqualified stock options, restricted stock, restricted stock units and other stock-based awards to board members, officers, key employees and others who provide or have provided service to us.

We measure the costs associated with stock-based awards based on their estimated fair value at date of grant. We recognize the costs of stock-based awards as service, performance or market conditions are met. Future expense amounts for any particular quarterly or annual period could be affected by changes in our assumptions or changes in market conditions.

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

	Year Ended December 31
	2015	2014	2013
Weighted-average assumptions:
Expected term (in years)	6.02	6.17	5.47
Expected volatility	57.95%	50.09%	48.99%
Risk free rate	1.79%	1.94%	1.69%
Expected dividend yield	—%	—%	—%

•	The expected term represents the period that our stock-based awards are expected to be outstanding and is determined using the simplified method described in ASC Topic 718, Compensation — Stock Compensation, for all grants. We believe this is a better representation of the estimated life than our actual limited historical exercise behavior.

•	For the years ended December 31, 2015 and 2014, the expected volatility is based on the weighted-average volatility of up to 19 companies within various industries that we believe are similar to our own; for the year ended December 31, 2013, the expected volatility is based on the weighted-average volatility of up to six companies within various industries that we believe are similar to our own.

•	The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant.

•	We use an expected dividend yield of zero, since we do not intend to pay cash dividends on our common stock in the foreseeable future, nor have we paid dividends on our common stock in the past.

As share-based compensation expense is recognized based on awards ultimately expected to vest, it has been reduced for an estimated forfeiture rate of 7.0%, 6.5% and 3.0% for the years ended December 31, 2015, 2014 and 2013, respectively. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Forfeitures were estimated based on voluntary termination behavior as well as analysis of actual option forfeitures.

For performance-based stock options issued during the year ended December 31, 2013, we used a Monte Carlo simulation model to estimate the number of options we expected to remain outstanding and eligible for vesting upon completion of an IPO. The simulation model was based on a number of complex assumptions including the terms of the performance condition, the expected value of our common stock at the time of an IPO, the expected time from the date of grant to an IPO, and expected volatility. The compensation cost of these performance-based options was determined by multiplying the Black-Scholes estimate of grant date fair value by the percentage of options expected to remain outstanding and eligible for vesting upon completion of an IPO. As a result of the closing of the IPO, the awards began to vest and we recorded $6.4 million of stock-based compensation related to these performance-based awards during the year ended December 31, 2014.

For stock options that contained a market condition issued to the Company’s chief executive officer (the CEO Options) during the year ended December 31, 2015, the Company used a Monte Carlo Simulation model to estimate the grant date fair value of awards expected to vest. The simulation model was based on a number of complex assumptions including (i) if the vesting condition is satisfied within the time-vesting periods, and (ii) the date the common stock price target is met per the terms of the agreement. For restricted stock awards issued to the Company’s Chief Executive Officer that contain a performance condition, the Company assesses the probability that the performance condition will be satisfied. As of December 31, 2015, the Company has determined that the performance-based condition of this restricted stock awards was not probable, and no compensation has been recorded to date in conjunction with the award.

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

Fair Value Option and Fair Value Measurements

ASC Subtopic 825-10 provides entities with an option to measure many financial instruments and certain other items at fair value. Under this guidance, unrealized gains and losses on items for which the fair value option has been elected are reported in earnings each reporting period. As a result of electing this option, we recorded our subordinated notes, senior convertible notes and convertible notes at fair value in order to measure these liabilities at an amount that more accurately reflects the economics of these instruments.

The fair value of the senior convertible and convertible notes was determined by utilizing a probability weighted discounted cash flow analysis. This analysis determined the amount to be paid on the notes in either cash or shares at the occurrence of certain events in which the convertible notes would be converted into shares of our common stock or would be repaid to the lender in cash. The probability weighted discounted cash flow analysis utilized assumptions related to the probability of each of the various events occurring and discount rates.

Based upon the above, we determined that the valuation of the subordinated notes, senior convertible notes and convertible notes were a Level 3 valuation as the valuation utilized several unobservable inputs. Accordingly, valuations of the subordinated notes, senior convertible notes and convertible notes during the years ended December 31, 2014 and 2013 had required the input of highly subjective assumptions to create a probability weighted discounted cash flow analysis. These assumptions included significant judgments and estimates inherent in the determination of these valuations. These significant judgments included the time to and the probability of completing an initial public offering or other liquidity event and the appropriate valuation methods.

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

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business. At December 31, 2015, we had unrestricted cash and cash equivalents of $32.8 million. These amounts were held for working capital and capital expansion purposes and were invested primarily in deposit and money market accounts at a major financial institution in North America. Due to the short-term nature of these investments, we believe that our exposure to changes in the fair value of our cash as a result of changes in interest rates is not material.

As of December 31, 2015, we have no debt outstanding other than capital lease obligations of approximately $0.1 million with fixed interest rates. At December 31, 2015, we also had $2.7 million of outstanding letters of credit.

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

Due to the borrowing base limitations, the effective amount available to us under the revolving credit facility at December 31, 2015 is $12.6 million after giving effect to the $2.7 million of letters of credit outstanding. As of December 31, 2015, we had no outstanding balances drawn on the revolving credit facility.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Aspen Aerogels, Inc.:

We have audited the accompanying consolidated balance sheets of Aspen Aerogels, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aspen Aerogels, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Boston, Massachusetts

March 4, 2016

ASPEN AEROGELS, INC.

Consolidated Balance Sheets

	December 31,
	2015	2014
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$32,804	$49,719
Accounts receivable, net of allowances of $89 and $120	20,624	17,924
Inventories	6,532	4,897
Prepaid expenses and other current assets	1,687	836

Total current assets	61,647	73,376
Property, plant and equipment, net	78,322	71,492
Other long-term assets	105	175

Total assets	$140,074	$145,043

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Capital leases, current portion	$67	$76
Accounts payable	10,684	14,202
Accrued expenses	5,568	5,588
Deferred revenue	681	292
Other current liabilities	409	50

Total current liabilities	17,409	20,208
Capital leases, excluding current portion	40	89
Other long-term liabilities	151	1,030

Total liabilities	17,600	21,327

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred Stock, $0.00001 par value; 5,000,000 shares authorized, no shares issued or outstanding at December 31, 2015 or December 31, 2014	—	—
Common stock, $0.00001 par value; 125,000,000 shares authorized, 23,184,852 shares issued and outstanding at December 31, 2015; 22,992,273 shares issued and outstanding at December 31, 2014	—	—
Additional paid-in capital	527,975	522,800
Accumulated deficit	(405,501)	(399,084)

Total stockholders’ equity	122,474	123,716

Total liabilities, convertible preferred stock and stockholders’ equity	$140,074	$145,043

See accompanying notes to consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except share and per share data)
Revenue:
Product	$120,532	$99,259	$82,057
Research services	1,986	3,140	4,037

Total revenue	122,518	102,399	86,094
Cost of revenue:
Product	96,865	83,677	73,399
Research services	1,005	1,642	1,964

Gross profit	24,648	17,080	10,731

Operating expenses:
Research and development	5,253	5,980	5,159
Sales and marketing	10,562	10,290	9,271
General and administrative	15,068	16,853	12,833
Write-off of construction in progress	—	—	3,440

Total operating expenses	30,883	33,123	30,703

Income (loss) from operations	(6,235)	(16,043)	(19,972)

Other income (expense):
Interest expense	(182)	(50,281)	(30,599)
Gain on extinguishment of convertible notes	—	—	8,898
Loss on exchange of convertible notes	—	—	(5,697)
Costs associated with postponed public offering	—	—	(241)

Total other income (expense), net	(182)	(50,281)	(27,639)

Net income (loss)	$(6,417)	$(66,324)	$(47,611)

Net income (loss) attributable to common stockholders	$(6,417)	$(66,324)	$1,338

Net income (loss) attributable to common stockholders per common share:
Basic	$(0.28)	$(5.37)	$426.52

Diluted	$(0.28)	$(5.37)	$410.56

Weighted-average common shares outstanding:
Basic	22,986,931	12,349,456	3,137

Diluted	22,986,931	12,349,456	3,259

See accompanying notes to consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share and per share data)

	Series C convertible preferred stock $0.00001 Par Value		Series B convertible preferred stock $0.00001 Par Value		Series A convertible preferred stock $0.00001 Par Value		Preferred Stock $0.00001 Par Value		Common Stock $0.00001 Par Value		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value
Balance at December 31, 2012	—	$—	—	$—	—	$—	—	$—	3,137	$—	$164,354	$(285,149)	$(120,795)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(47,611)	(47,611)
Stock compensation expense	—	—	—	—	—	—	—	—	—	—	4,426	—	4,426
Dividends on redeemable convertible preferred stock	—	—	—	—	—	—	—	—	—	—	(996)	—	(996)
Changes in redemption value of redeemable convertible preferred stock at extinguishment	—	—	—	—	—	—	—	—	—	—	86,161	—	86,161
Reclassification of redeemable convertible preferred stock from temporary to permanent equity	—	—	1,601,053	—	5,284,347	—	—	—	—	—	1,085	—	1,085
Issuance of Series C convertible preferred stock	20,000	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock	—	—	—	—	—	—	—	—	—	—	15,764	—	15,764

Balance at December 31, 2013	20,000	—	1,601,053	—	5,284,347	—	—	—	3,137	—	270,794	(332,760)	(61,966)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(66,324)	(66,324)
Issuance of common stock	—	—	—	—	—	—	—	—	31	—	3	—	3
Stock compensation expense	—	—	—	—	—	—	—	—	—	—	8,781	—	8,781
Net cashless exercise of Series C warrants	86,997,362	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock	(87,017,362)	—	(1,601,053)	—	(5,284,347)	—	—	—	115,982	—	—	—	—
Conversion of convertible debt to common stock	—	—	—	—	—	—	—	—	15,319,034	—	168,510	—	168,510
Proceeds from initial public offering, net of issuance costs	—	—	—	—	—	—	—	—	7,500,000	—	74,712	—	74,712
Issuance of restricted stock	—	—	—	—	—	—	—	—	61,816	—	—	—	—
Forfeiture of restricted stock	—	—	—	—	—	—	—	—	(7,727)	—	—	—	—

Balance at December 31, 2014	—	—	—	—	—	—	—	—	22,992,273	—	522,800	(399,084)	123,716
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(6,417)	(6,417)
Stock compensation expense	—	—	—	—	—	—	—	—	—	—	5,413	—	5,413
Issuance of restricted stock	—	—	—	—	—	—	—	—	132,130	—	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—	—	—	60,449	—	(238)	—	(238)

Balance at December 31, 2015	—	$—	—	$—	—	$—	—	$—	23,184,852	$—	$527,975	$(405,501)	$122,474

See accompanying notes to consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(6,417)	$(66,324)	$(47,611)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,887	10,183	10,061
Write-off of construction in progress	—	—	3,440
Loss on disposal of assets	—	119	230
Debt issuance costs and noncash interest expenses	—	47	998
Write-off of costs associated with postponed public offering	—	—	241
Accretion of debt to fair value	—	50,011	18,696
Gain on extinguishment of convertible notes	—	—	(8,898)
Loss on exchange of convertible notes	—	—	5,697
Issuance of Series C preferred stock warrants in connection with senior convertible notes	—	—	10,677
Stock compensation expense	5,413	8,781	4,426
Other	(139)	(31)	(25)
Changes in operating assets and liabilities:
Accounts receivable	(2,644)	838	(4,809)
Inventories	(1,635)	1,995	(547)
Prepaid expenses and other assets	(881)	(129)	(287)
Accounts payable	1,517	687	(1,686)
Accrued expenses	(227)	774	2,297
Deferred revenue	333	(303)	(588)
Other liabilities	152	—	(6,000)

Net cash provided by (used in) operating activities	5,359	6,648	(13,688)

Cash flows from investing activities:
Capital expenditures	(21,956)	(13,241)	(3,329)
Purchase of marketable securities	(2,500)	—	—
Maturity and sale of marketable securities	2,500	—	—

Net cash used in investing activities	(21,956)	(13,241)	(3,329)

Cash flows from financing activities:
Borrowings under line of credit	—	4,500	19,929
Repayments under line of credit	—	(5,500)	(20,267)
Proceeds from issuance of long-term debt	—	—	18,500
Repayment of borrowings under long-term debt	—	(18,849)	—
Financing costs	—	(47)	(872)
Proceeds from initial public offering	—	74,712	—
Repayment of obligations under capital lease	(80)	(80)	(42)
Payments made for employee restricted stock minimum tax withholdings	(238)	—	—
Proceeds from issuance of common stock	—	2	—

Net cash (used in) provided by financing activities	(318)	54,738	17,248

Net (decrease) increase in cash	(16,915)	48,145	231
Cash and cash equivalents at beginning of period	49,719	1,574	1,343

Cash and cash equivalents at end of period	$32,804	$49,719	$1,574

Supplemental disclosures of cash flow information:
Interest paid	$198	$223	$228

Income taxes paid	$—	$—	$—

Supplemental disclosures of non-cash activities:
Conversion of convertible and senior convertible notes to common stock	$—	$168,510	$—

Accrued dividends on preferred stock	$—	$—	$996

Changes in redemption value of redeemable convertible preferred stock	$—	$—	$(86,161)

Reclassification of redeemable convertible preferred stock from temporary to permanent equity	$—	$—	$(1,085)

Changes in accrued capital expenditures	$(5,332)	$6,401	$(523)

Capitalized interest	$—	$34	$70

Capital lease	$21	$5	$160

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

(2) Summary of Basis of Presentation and Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP), include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Marketable Securities

Marketable securities consisted primarily of marketable debt securities which are classified as available-for-sale and are carried at fair value. The Company held no marketable securities as of December 31, 2015 or 2014. During the year ended December 31, 2015, the Company purchased $2.5 million of marketable securities which matured during the same period. The unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income (loss). The Company considers all highly liquid investments with maturities of 90 days or less at the time of purchase to be cash equivalents, and investments with maturities of greater than 90 days at the time of purchase to be marketable securities. When a marketable security incurs a significant unrealized loss for a sustained period of time, the Company will review the instrument to determine if it is other-than-temporarily impaired. If it is determined that an instrument is other-than-temporarily impaired, the Company will record the unrealized loss in the consolidated statement of operations.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of changes in the fair market value of available-for-sale securities. As of December 31, 2015 and 2014, the Company held no marketable securities.

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

At December 31, 2015 and 2014, no financial assets or liabilities were measured at fair value.

During the years ended December 31, 2014 (prior to the completion of the Company’s IPO on June 18, 2014) and 2013, the Company valued its then outstanding Subordinated Notes, Senior Convertible Notes and Convertible Notes utilizing Level 3 inputs.

During the year ended December 31, 2015, the Company purchased $2.5 million of marketable securities which matured during the same period. During this period, the instruments were valued utilizing Level 1 inputs. As of December 31, 2015 and December 31, 2014, the Company held no marketable securities.

Concentration of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of accounts receivable. The Company’s customers consist primarily of insulation distributors, insulation contractors and select end-users located throughout the world. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral to secure accounts receivable. The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of accounts receivable. The Company reviews the allowance for doubtful accounts quarterly. The Company has not experienced any meaningful non-payment or write-offs of accounts receivable. Accordingly, the allowance for doubtful accounts was zero at December 31, 2015 and 2014. The Company does not have any off-balance-sheet credit exposure related to its customers.

For the year ended December 31, 2015, two customers represented 14% and 12% of total revenue. For the year ended December 31, 2014, two customers represented 13% and 12% of total revenue, respectively. For the year ended December 31, 2013, two customers represented 15% and 11% of total revenue, respectively.

At December 31, 2015, the Company had three customers that accounted for 17%, 14% and 13% of accounts receivable, respectively. At December 31, 2014, the Company had three customers that accounted for 17%, 17% and 11% of accounts receivable, respectively.

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

Interest expense capitalization commences at the time a capital project begins construction and concludes when the project is completed. The Company has capitalized interest costs as part of the historical cost of constructing its manufacturing facilities. The Company capitalized $0.0 million, $0.1 million and $0.1 million in interest costs related to the build-out of the East Providence facility during the years ended December 31, 2015, 2014 and 2013, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recognition and measurement of a potential impairment is performed on assets grouped with other assets and liabilities at the lowest level where identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to future undiscounted net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

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

Sales returns are recorded based on historical sales and return information. Products that exhibit unusual sales return patterns due to quality or other manufacturing matters are specifically investigated and analyzed as part of the sales return accrual. The sales return accrual represents a reserve for products that may be returned due to quality concerns or authorized for destruction in the field. Sales return reserves are recorded at full original sales value. The Company rarely exchanges products from inventory for returned products. Sales return reserves were $0.1 million at December 31, 2015 and 2014.

Warranty

The Company provides warranties for its products and records the estimated cost within cost of sales in the period that the related revenue is recorded. The Company’s standard warranty period extends one to two years from the date of sale, depending on the type of product purchased. The warranties provide that the Company’s products will be free from defects in material and workmanship, and will, under normal use, conform to the specifications for the product. For the years ended December 31, 2015, 2014 and 2013, warranty claims and charges have been insignificant.

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

Stock-based Compensation

The Company grants share-based awards to its employees and non-employee directors. All share-based awards granted, including grants of stock options, restricted stock and restricted stock units, are recognized in the statement of operations based on their fair value as of the date of grant. Expense is recognized on a straight-line basis over the requisite service period for all awards with service conditions. For performance-based awards, the grant date fair value is recognized as expense when the condition is probable of being achieved, and then on a graded basis over the requisite service period. The Company uses the Black-Scholes option-pricing model to determine the fair value of service-based option awards, which requires a number of complex and subjective assumptions including fair value of the underlying security, the expected volatility of the underlying security, a risk-free interest rate and the expected term of the option.

The fair value of restricted stock and restricted stock units is determined using the closing price of the Company’s common stock on the date of grant. All shares underlying awards of restricted stock are restricted in that they are not transferable until they vest. Restricted stock is typically issued to non-employee directors and typically vests over a one-year period from the date of issuance. Restricted stock units are issued to employees and typically vest over a three to four year period from the date of issuance. The fair value of restricted stock and restricted stock units upon which vesting is solely service-based is expensed ratably over the vesting period. If the service condition underlying shares of restricted stock is not met for any reason, the shares of unvested restricted stock will be forfeited and returned to the Company.

For stock options that contain a market condition, the Company uses the Monte-Carlo simulation option-pricing model to determine the fair value of market based awards. The Monte-Carlo simulation option-pricing model takes into account the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair-value determination, the possibility that the market condition may not be satisfied. Compensation costs related to awards with a market condition are recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period for each such award.

Pursuant to the evergreen provisions of the 2014 Employee, Director and Consultant Equity Incentive Plan, the number of shares of common stock available for issuance under the plan automatically increased to 3,698,257 shares effective January 1, 2015.

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

Prior to the IPO and for the year ended December 31, 2013, net income (loss) per common share was calculated using the two-class method, which is an earnings allocation formula that determines net income (loss) per share for the holders of the Company’s common shares and participating securities. Prior to their conversion to common stock at the time of the Company’s IPO, the Company’s Series A preferred stock, Series B preferred stock, Series C preferred stock and Series C preferred stock warrants contained participation rights in any dividend to be paid by the Company to holders of its common shares and were deemed to be participating securities. Net income (loss) available to common shareholders and participating securities was allocated to each share on an as-if-converted basis as if all of the earnings for the period had been distributed. The participating securities did not include a contractual obligation to share in losses of the Company and were not included in the calculation of net loss per share in the periods that have a net loss.

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

Information about the Company’s revenues, based on shipment destination or research services location, is presented in the following table:

	Year Ended December 31
	2015	2014	2013
	(In thousands)
Revenue:
U.S.	$44,553	$39,809	$30,164
International	77,965	62,590	55,930

Total	$122,518	$102,399	$86,094

Recently Issued Accounting Standards

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (FASB ASU 2016-02). FASB ASU 2016-02 changes the accounting for leases and includes a requirement to record all leases on the consolidated balance sheets as assets and liabilities. This update is effective for fiscal years beginning after December 15, 2018. Early application is permitted. The Company has not yet selected a transition method and is evaluating the effect the updated standard will have on its consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes (FASB ASU 2015-17). FASB ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Earlier adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. The Company has elected, as permitted by the standard, to early adopt FASB ASU 2015-17 prospectively, effective for the period ended December 31, 2015. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

In August 2015, the FASB issued a deferral of ASU 2014-09, Revenue from Contracts with Customers. The standard will eliminate the transaction and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. As a result of the deferral, public entities are required to apply the revenue recognition standard for annual reporting period beginning on or after December 15, 2017, including interim periods within that annual reporting period. Early application is not permitted. The Company has not yet selected a transition method and is evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU 2015-11, which, for entities that do not measure inventory using the last-in, first-out (LIFO) or retail inventory method, changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The ASU also eliminates the requirement for these entities to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. Public entities are required to apply the new standard for annual reporting periods beginning after December 15, 2016 and interim periods within fiscal years beginning after December 15, 2017. This ASU is to be applied prospectively. Early adoption is permitted as of the beginning of an interim or annual period. The Company has not yet selected a transition method and is evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

(3) Inventories

Inventories consist of the following:

	December 31
	2015	2014
	(In thousands)
Raw material	$4,432	$4,052
Finished goods	2,100	845

Total	$6,532	$4,897

(4) Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	December 31
	2015	2014	Useful life
	(In thousands)
Construction in progress	$5,138	$24,124	—
Buildings	23,884	16,303	30 years
Machinery and equipment	104,658	78,378	3 — 10 years
Computer equipment and software	6,888	5,556	3 years

Total	140,568	124,361
Accumulated depreciation and amortization	(62,246)	(52,869)

Property, plant and equipment, net	$78,322	$71,492

Plant and equipment under capital leases included in the table above consist of the following:

	December 31
	2015	2014
	(In thousands)
Office equipment, at cost	$139	$118
Vehicles, at cost	288	288

Total assets under capital leases	427	406
Accumulated amortization	(353)	(265)

Assets under capital leases, net	$74	$141

Depreciation expense was $9.8 million, $10.1 million and $10.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. Amortization associated with assets under capital leases was less than $0.1 million, for each of the years ended December 31, 2015, 2014 and 2013.

Construction in progress totaled $5.1 million and $24.1 million, at December 31, 2015 and 2014, respectively. Construction in process at December 31, 2015 related to engineering designs and other pre-construction costs for our planned manufacturing facility in Statesboro, Georgia of $2.3 million and other capital improvement projects at the East Providence facility. Construction in process at December 31, 2014 related to costs associated with the construction of a third production line of $19.6 million and certain other capital projects at the East Providence facility.

(5) Accrued Expenses

Accrued expenses consist of the following:

	December 31
	2015	2014
	(In thousands)
Employee compensation	$4,184	$4,851
Other accrued expenses	1,384	737

	$5,568	$5,588

(6) Subordinated Notes

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

Subsequent to the amendment dated September 26, 2012, the Company elected the fair value option for the Subordinated Notes and recorded the instrument at fair value. The fair value of the Subordinated Notes was determined by analysis of the amount to be paid on the notes at the occurrence of certain events in which the Subordinated Notes would be repaid to the noteholders in cash. The probability weighted discounted cash flow analysis utilized assumptions related to the probability of the occurrence of each of the various events and appropriate discount rates for each of the scenarios.

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

The following table presents a roll-forward of the fair value of Level 3 (significant unobservable inputs) Subordinated Notes for the years ended December 31, 2014, and 2013:

Subordinated Notes
(In thousands)
Balance at December 31, 2012	$13,535
Change in fair value included in interest expense	3,771

Balance at December 31, 2013	17,306
Change in fair value included in interest expense	1,543
Repayment	(18,849)

Balance at December 31, 2014	$—

Interest expense, inclusive of changes in fair value related to the Subordinated Notes for the years ended December 31, 2014 and 2013 was $1.5 million and $3.8 million, respectively.

(7) Senior Convertible Notes

Effective March 28, 2013, the Company entered into a Note and Warrant Purchase Agreement (March 2013 NPA) authorizing the issuance of $22.5 million of Senior Subordinated Convertible Notes (the Senior Convertible Notes). At each closing under the March 2013 NPA, the Company issued warrants to purchase shares of a newly created Series C Preferred Stock (the Series C) based on the principal balance of Senior Convertible Notes issued to each purchaser. The Company determined that the Series C warrants, which were subject to net share settlement, were equity classified. Collectively, the warrants issued pursuant to the March 2013 NPA were exercisable for Series C shares equal to 85.7% of the then outstanding capital stock of the Company on a fully diluted basis. The warrants had an exercise price of $0.0001 per share, were immediately exercisable and had an expiration date of March 28, 2023.

Pursuant to side letter agreements, in March and May 2013, holders of $7.5 million of Convertible Notes (see note 8) issued in November 2012 and January 2013 (the Initial Notes) exchanged their original principal balance for an equivalent principal amount of Senior Convertible Notes (the Exchanged Notes) and a pro-rata share of Series C warrants issued under the March 2013 NPA. The Company accounted for the warrant as a debt issuance cost and recorded an immediate charge for the fair value of the Series C warrants totaling $5.4 million in interest expense. Given that the terms of the Exchanged Notes were substantially different than the terms of the Initial Notes, the exchange was accounted for as an extinguishment of debt resulting in a loss on exchange totaling $5.7 million. The Company elected to account for all of the issuances of its Senior Convertible Notes and various embedded derivatives in accordance with ASC Topic 825-10, Fair Value Option for Financial Liabilities, whereby the Company initially and subsequently measured this financial instrument in its entirety at fair value, with the changes in fair value recorded each reporting period in other interest expense (income).

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

Upon the completion of the Company’s IPO discussed in note 1, the outstanding principal and accrued interest on the Senior Convertible Notes were marked to an aggregate fair value of $39.5 million and automatically converted into 3,591,604 shares of common stock. In addition, all outstanding Series C warrants were automatically net exercised, which, together with the then outstanding shares of Series C preferred stock, converted into 104,734 shares of common stock upon the closing of the Company’s IPO.

Fair Value Measurements

The changes in the fair value of the Senior Convertible Notes during the year ended December 31, 2014 and 2013 was determined by utilizing probability weighted discounted cash flow analyses, which took into consideration market and general economic events, as well as the Company’s financial results and other data available. These analyses determined the amount to be paid on the Senior Convertible Notes in either cash or shares at the occurrence of certain events in which the Senior Convertible Notes would be converted into shares of the Company’s common stock or would be repaid in cash. The probability weighted discounted cash flow analyses utilized assumptions related to the probability of the occurrence of each of the various events and a weighted average implied discount rate of 41.7% for each of the scenarios as of December 31, 2013 are as follows:

Potential exit scenario event	Estimated exit date of future event	Estimated probability of future event
IPO scenario 1	06/30/14	45%
IPO scenario 2	03/31/15	5%
Sale scenario 1	06/30/14	15%
Sale scenario 2	03/31/15	15%
Dissolution	09/30/14	5%
Private company	At maturity	15%

The following table presents a roll-forward of the fair value of Level 3 (significant unobservable inputs) Senior Convertible Notes for the years ended December 31, 2014 and 2013:

Senior Convertible Notes
(In thousands)
Beginning balance as of December 31, 2012	$—
Issuances of senior convertible notes	14,971
Fair value of notes exchanged for senior convertible notes	7,576
Conversion of the Senior Convertible Notes	5,588

Balance at December 31, 2013	28,135
Change in fair value included in interest expense	11,373
Conversion of Convertible Notes	(39,508)

Balance at December 31, 2014	$—

Changes in fair value of the Company’s Senior Convertible Notes for the years ended December 31, 2014 and 2013 was $11.4 million and $5.6 million, respectively.

The final conversion amount of the Senior Convertible Notes upon the closing of the Company’s IPO was determined to be $39.5 million.

(8) Convertible Notes

Commencing in June 2011 and concluding in January 2013, the Company issued a total of $73.4 million of Convertible Notes. Net proceeds from the Convertible Notes were used to fund the completion of the Company’s second production line at the East Providence facility, to begin the construction of a third production line at the East Providence facility, and to fund the Company’s operating cash requirements.

In conjunction with the execution of the March 2013 NPA (see note 7) on March 28, 2013, the holders of all but approximately $0.3 million of original principal amount of the Convertible Notes agreed to extend the original maturity date of their notes by two years. Given that the term of the Convertible Notes, as amended, differed substantially from the original term, the amendment was accounted for as an extinguishment of debt. On March 28, 2013, the Company recognized a gain on extinguishment totaling $8.9 million.

The Company elected to record the Convertible Notes at fair value upon issuance. The aggregate fair value of the notes was $91.9 million at December 31, 2013.

Upon the closing of the Company’s IPO discussed in note 1, the outstanding principal and accrued interest on the Convertible Notes were marked to an aggregate fair value of $129.0 million and automatically converted into 11,727,430 shares of common stock.

Fair Value Measurements

The change in the fair values of the Convertible Notes during the year ended December 31, 2013 was determined by utilizing probability weighted discounted cash flow analyses, which took into consideration market and general economic events, as well as the Company’s financial results and other data available. These analyses determined the amount to be paid on the Convertible Notes in either cash or shares at the occurrence of certain events in which the Convertible Notes would be converted into shares of the Company’s common stock or would be repaid in cash. The probability weighted discounted cash flow analyses utilized assumptions related to the probability of the occurrence of each of the various events and a weighted average implied discount rate of 40% for each of the scenarios.

These assumptions as of December 31, 2013 were as follows:

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

The following table presents a roll-forward of the fair value of Level 3 (significant unobservable inputs) Convertible Notes for the years ended December 31, 2014 and 2013:

Total Convertible Notes
(In thousands)
Balance at December 31, 2012	$95,088
Issuances of convertible notes	3,530
Fair value of notes exchanged for senior convertible notes	(7,253)
Gain on extinguishment of convertible notes	(8,898)
Change in fair value included in interest expense	9,407

Balance at December 31, 2013	91,874
Change in fair value included in interest expense	37,128
Conversion of Convertible Notes	(129,002)

Balance at December 31, 2014	$—

The charge recognized as a result of the change in the fair value of the Company’s Convertible Notes was $37.1 million and $9.4 million for the years ended December 31, 2014 and 2013, respectively (see note 10).

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

At both December 31, 2015 and December 31, 2014, the Company had no amounts drawn on the revolving credit facility. The Company had outstanding letters of credit backed by the revolving credit facility of $2.7 million at December 31, 2015 and $1.4 million at December 31, 2014, respectively, which reduce the funds otherwise available to the Company under the facility. Based on the available borrowing base, the effective amount available to the Company under the revolving credit facility at December 31, 2015 was $12.6 million after consideration of the $2.7 million of outstanding letters of credit (see note 12). Under the revolving credit facility, the Company is required to comply with financial covenants relating to, among other items, minimum Adjusted EBITDA, maximum unfinanced capital expenditures and other non-financial covenants. At December 31, 2015, the Company was in compliance with all such financial covenants.

(10) Interest Expense

Interest expense consists of the following:

	Year ended December 31
	2015	2014	2013
	(In thousands)
Changes in fair value:
Subordinated notes	$—	$1,543	$3,771
Senior convertible notes	—	11,373	5,588
Convertible notes, net of capitalization (1)	—	37,095	9,337
Issuance of Series C preferred stock warrants in connection with senior convertible notes	—	—	10,677
Debt closing costs	—	47	585
Imputed interest on Cabot obligation	—	—	391
Other interest	182	223	250

	$182	$50,281	$30,599

(1)	The charge recognized as a result of the change in the fair value of the Company’s Convertible Notes is presented net of capitalized interest expense of $0.1 million for the years ended December 31, 2014 and 2013.

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

(11) Other Long-term Liabilities

Other long-term liabilities consist of the following:

	December 31
	2015	2014
	(In thousands)
Asset retirement obligations (ARO)	$397	$1,018
Other	163	62

	560	1,080
Current maturities of other long-term liabilities	(409)	(50)

Other long-term liabilities, less current maturities	$151	$1,030

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

A summary of ARO activity consists of the following:

	Year Ended December 31
	2015	2014
	(In thousands)
Balance at beginning of period	$1,018	$1,009
Accretion of discount expense	21	40
Settlement costs	(642)	(31)

Balance at end of period	$397	$1,018

In August 2013, the Company extended its Northborough, Massachusetts facility lease to December 31, 2016. As a result, the Company classified the ARO as long term at December 31, 2014.

In September 2015, the Company elected to begin the restoration of 31,577 square feet of space formerly utilized for manufacturing operations in the Northborough facility. At that time, the Company engaged contractors to perform certain restoration services including the decommissioning of the former plant, the demolition and removal of remaining assets and the performance of other services to return the premises to broom-clean condition by December 31, 2015. For the years ended December 31, 2015 and 2014, the Company incurred $0.6 million and less than $0.1 million, respectively, in settlement costs in support of this effort.

The remaining ARO reserve totaling $0.4 million includes $0.2 million of remaining restoration costs to exit the former manufacturing operations completed in January 2016 and $0.2 million for the maximum restoration fee for the remaining facility. The restoration fee would require settlement at the termination of the lease.

(12) Commitments and Contingencies

Capital Leases

The Company has entered into certain capital leases for computer equipment and vehicles. The leases are payable in monthly installments and expire at various dates through 2018. The recorded balance of capital lease obligations as of December 31, 2015 and 2014 was $0.1 million and $0.2 million, respectively. Future minimum payments under capital leases at December 31, 2015 are as follows:

Year	Capital Lease Obligations
(In thousands)
2016	$74
2017	38
2018	5

Total	117
Less portion representing interest	(10)

Present value of future minimum payments	107
Current maturities of capital lease payments	(67)

Capital leases, excluding current portion	$40

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

Future minimum lease payments under operating leases at December 31, 2015 are as follows:

Year	Operating Leases
(In thousands)
2016	$1,194
2017	625
2018	626
2019	184
2020	28
Thereafter	7

Total minimum lease payments	$2,664

The Company incurred rent expense under all operating leases of approximately $1.6 million, $1.2 million and $1.2 million in the years ended December 31, 2015, 2014 and 2013, respectively.

Letters of Credit

Pursuant to the terms of its Northborough, Massachusetts facility lease, the Company has been required to provide the lessor with letters of credit securing certain obligations. In addition, the Company has been required to provide certain customers with letters of credit securing obligations under commercial contracts.

The Company had letters of credit outstanding for $2.7 million and $1.4 million at December 31, 2015 and 2014, respectively. These letters of credit are secured by the Company’s revolving credit facility (see note 9).

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

At December 31, 2015 and 2014, the Company was authorized to issue 130,000,000 shares of stock, of which 125,000,000 shares were designated as common stock and 5,000,000 shares were designated as preferred stock.

(15) Employee Benefit Plan

The Company sponsors the Aspen Aerogels, Inc. 401(k) Plan. Under the terms of the plan, the Company’s employees may contribute a percentage of their pretax earnings. During the year ended December 31, 2015, the Company provided matching contributions of $0.1 million. In prior years, the Company had not provided matching contributions nor had it made any contributions to the plan.

(16) Employee Stock Ownership Plans

Effective June 12, 2014, upon the pricing of the IPO, the Company adopted the 2014 Employee, Director and Consultant Equity Incentive Plan (the 2014 Equity Plan). Under the 2014 Equity Plan, the Company may grant incentive stock options, non-qualified stock options, restricted stock, restricted stock units and other stock-based awards. Stock options under the plan are to be granted with an exercise price not less than the fair market value of the Company’s common stock at the date of grant. Equity awards granted to employees generally vest over a service period of three to four years. Restricted stock granted to nonemployee directors vests over a one year service period.

During 2015, the Company issued 54,005 shares of restricted common stock and 71,596 non-qualified stock options (NSOs) with a fair value of $0.4 million and $0.2 million, respectively, vesting over a period of one year to its non-employee directors under the 2014 Equity Plan. During 2015, the Company issued 232,830 restricted stock units (RSUs) and NSOs to purchase 255,832 shares of common stock to employees under the 2014 Equity Plan. The RSUs and NSOs granted during 2015 will vest over a three year period.

Additionally, on December 11, 2015, the Company issued certain equity grants to its chief executive officer which included 78,125 shares of restricted stock, NSOs to purchase 84,745 shares of common stock vesting solely over three years and NSOs to purchase 370,181 shares of common stock vesting subject to certain common stock price target achievements, as defined, over a three to five year period (the CEO Options). Collectively, these equity grants had an aggregate fair value of $2.0 million at the time of grant. The restricted stock award will vest based on achievement of a Company financial performance target for fiscal year 2020.

Stock-based compensation is included in cost of sales or operating expenses, as applicable, and consists of the following:

	Year Ended December 31
	2015	2014	2013
	(In thousands)
Cost of product revenue	$824	$1,121	$496
Research and development expenses	666	1,046	267
Sales and marketing expenses	1,012	1,390	727
General and administrative expenses	2,911	5,224	2,936

Total stock-based compensation	$5,413	$8,781	$4,426

At December 31, 2015, 2,115,335 shares of common stock were reserved for stock-based awards granted under the 2014 Equity Plan. In addition, 93,500 shares of common stock are reserved for stock-based awards granted under the Company’s 2001 Equity Plan, which was replaced by the 2014 Equity Plan. Any cancellations or forfeitures of these awards will become available for grant under the 2014 Equity Plan. At December 31, 2015, there were 2,750,605 shares available for grant under the 2014 Equity Plan.

Stock Options Valuation and Amortization Method

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

The fair value of each stock option is estimated as of the date of grant using the Black-Scholes option pricing model. Key inputs into this formula included expected term, expected volatility, expected dividend yield and the risk-free rate. Each assumption is set forth and discussed below.

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

The CEO Options issued in December 2015 to purchase 370,181 shares of common stock are subject to the achievement of certain common stock price targets and may become exercisable on the third, fourth and fifth anniversary of the grant date. The Company used a Monte Carlo Simulation model to estimate the grant date fair value of awards expected to vest. The simulation model was based on a number of complex assumptions including (i) if the vesting condition is satisfied within the time-vesting periods, and (ii) the date the common stock price target is met per the terms of the agreement.

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

Expected Volatility

Due to the Company’s limited historical data, the estimated volatility reflects the incorporation of the historical volatility of comparable companies with publicly available share prices. In 2015, 2014 and 2013, the expected volatility is based on the weighted average volatility of up to nineteen companies within various industries that the Company believes are similar to its own.

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

Estimated Forfeitures

Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Forfeitures are estimated based on voluntary termination behavior as well as analysis of actual option forfeitures. Accordingly, share-based compensation expense has been reduced by an estimated annual forfeiture rate for the years ended December 31, 2015, 2014 and 2013.

Assumptions Utilized

The following information relates to the fair value of the option awards estimated by use of the Black-Scholes option pricing model:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Weighted average assumptions:
Expected term (in years)	6.02	6.17	5.47
Expected volatility	57.95%	50.09%	48.99%
Risk free rate	1.79%	1.94%	1.69%
Expected dividend yield	0.00%	0.00%	0.00%
Weighted average fair value:
Grant-date fair value of options granted	$3.82	$5.37	$0.12
Grant-date fair value of options vested	$11.89	$97.33	$0.18
Aggregate intrinsic value of options exercised	$—	$4,816.50	$—

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

As a result of the cancellation and concurrent grant of options, the Company accounted for these transactions as modifications in determining the stock-based compensation expense to be recognized over the remaining service period. The total incremental compensation expense resulting from the modification was $7.8 million and $1.0 million for the two grant dates, respectively. The incremental compensation expense associated with the service based awards of $2.0 million will be recognized over the remaining service period of the new options. The Company recorded $0.7 million and $6.4 million associated with the service and performance-based awards, respectively, during the year ended December 31, 2015 and 2014 principally as a result of the IPO in June 2014.

Outstanding Options

The following table summarizes information about stock options outstanding:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	($ in thousands, except share and per share data)
Options outstanding at December 31, 2014	1,026,510	$14.01	$18.44	9.63
Granted	782,354	$3.55	$6.74
Forfeited	(106,527)	$7.56	$11.91
Exercised	—	$—	$—		$—

Options outstanding at December 31, 2015	1,702,337	$9.60	$13.47	9.08	$6,152

Exercisable at December 31, 2015	330,135	$27.97	$28.73	8.42	$—

Expected to vest at December 31, 2015	1,207,528	$5.16	$9.08	9.28	$5,330

As of December 31, 2015, total unrecognized compensation cost related to nonvested options granted under the Plan was $5.2 million. The unrecognized compensation cost consisted of $5.1 million relating to service-based awards and $0.1 million to performance-based awards. The unrecognized compensation cost for the service-based options and performance-based awards is expected to be recognized over a weighted average period of 2.55 and 0.6 years, respectively.

Restricted Stock Awards and Restricted Stock Units

The Company values restricted stock awards and restricted stock units (RSUs) based on the closing trading value of our shares on the date of grant. RSUs have time-based vesting conditions and typically vest pro rata over three or four years. Restricted stock awards issued to nonemployee directors generally vest in full one year from the date of grant.

Information related to grants of RSUs during 2015 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2014	314,640	$10.78
Granted	232,830	7.44
Vested	(89,372)	10.78
Forfeited	(40,972)	9.84

Balance at December 31, 2015	417,126	$9.01

Restricted stock awards granted during 2015 are considered issued and outstanding common stock and are excluded from the table above. As of December 31, 2015 there were 132,130 shares of restricted stock outstanding.

The total intrinsic values of restricted stock and restricted stock units that vested in 2015 was $0.5 million. No restricted stock or restricted stock units vested in 2014 or 2013. As of December 31, 2015, of the total shares of restricted stock and restricted stock units outstanding, 471,131 will vest upon the fulfillment of service conditions. In addition, 78,125 shares of restricted stock will vest only if certain performance conditions are achieved. As of December 31, 2015, the Company has determined that the performance-based condition was not probable, and no compensation has been recorded to date in conjunction with the award.

As of December 31, 2015, total unrecognized compensation cost related to restricted stock awards and RSUs granted under the 2014 Equity Plan was $0.7 million and $2.5 million and is expected to be recognized over a weighted average period of 0.46 and 3.56 years, respectively.

(17) Net Income (Loss) Per Share

The computation of basic and diluted net income (loss) per share attributable to common stockholders consists of the following:

	Year ended December 31
	2015	2014	2013
	(In thousands, except share and per share data)
Numerator:
Net income (loss)	$(6,417)	$(66,324)	$(47,611)
Deemed dividends on participating preferred stock (inclusive of issuance costs and changes in redemption value, including extinguishment):
Series B	—	—	29,622
Series A	—	—	55,543

Total preferred stock deemed dividends	—	—	85,165
Earnings attributable to participating convertible preferred stock shareholders and Series C preferred stock warrant holders	—	—	(36,216)

Net income (loss) attributable to common stockholders	$(6,417)	$(66,324)	$1,338

Denominator:
Weighted average shares outstanding, basic	22,986,931	12,349,456	3,137
Effect of warrants to purchase common stock	—	—	122

Weighted average shares outstanding, diluted	22,986,931	12,349,456	3,259

Net income (loss) attributable to common stockholders per common share, basic	$(0.28)	$(5.37)	$426.52
Effect of warrants to purchase common stock	—	—	(15.96)

Net income (loss) attributable to common stockholders per common share, diluted	$(0.28)	$(5.37)	$410.56

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

Potential dilutive common shares that were excluded from the computation of diluted net income (loss) attributable to common stockholders per common share because they were anti-dilutive consist of the following:

	Year ended December 31
	2015	2014	2013
Common stock options	1,702,337	1,026,510	21,846
Restricted common stock units	417,126	314,640	—
Common stock warrants	131	131	—
Restricted common stock awards	132,130	—	—

Total	2,251,724	1,341,281	21,846

As of December 31, 2015 and 2014, there was no dilutive impact of the common stock options, restricted common stock units, common stock warrants and restricted stock awards. All other potentially dilutive instruments were converted into shares of common stock upon the closing of the Company’s IPO on June 18, 2014.

(18) Income Taxes

The Company incurred net operating losses and recorded a full valuation allowance against net deferred assets for all periods presented. Accordingly, the Company has not recorded a provision for federal or state income taxes.

The reconciliation between the U.S. statutory income tax rate and the Company’s effective rate consists of the following:

	Year Ended December 31
	2015	2014	2013
U.S. federal income tax statutory rate	35%	35%	35%
Permanent differences	(11)%	—%	—%
State tax, net of federal benefit	(6)%	—%	—%
Changes in valuation allowance for deferred tax assets	(11)%	1%	6%
Stock-based compensation	(8)%	—%	—%
Debt and warrant fair value adjustments	—%	(26)%	(16)%
Write down of losses not previously benefitted	—%	(11)%	(22)%
Other	1%	1%	(3)%

Effective tax rate	—	—	—

The tax effects of temporary differences between financial statement and tax accounting that gave rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014 are presented below:

	December 31
	2015	2014
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$62,671	$61,457
Stock-based compensation	4,938	4,479
Tax credit carryforwards	323	379
Reserves and accruals	140	282
Intangible assets and amortization	150	384
Other	—	5

Total gross deferred tax assets	68,222	66,986
Deferred tax liabilities:
Depreciation	(3,841)	(3,311)

Total deferred tax liabilities	(3,841)	(3,311)

Total deferred tax assets and liabilities	64,381	63,675
Valuation allowance	(64,381)	(63,675)

Net deferred tax asset	$—	$—

The net change in the valuation allowance for the year ended December 31, 2015, was an increase of $0.7 million. The Company has recorded a full valuation allowance against its deferred tax assets due to the uncertainty associated with the utilization of the net operating loss carryforwards and other future deductible items. In assessing the realizability of deferred tax assets, the Company considers all available evidence, historical and prospective, with greater weight given to historical evidence, in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the Company’s deferred tax assets generally is dependent upon generation of future taxable income.

At December 31, 2015, the Company has $165.7 million of net operating losses available to offset future federal income, if any, and which expire on various dates through December 31, 2035.

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

At December 31, 2015, the Company has $99.5 million of apportioned net operating losses available to offset future state taxable income, if any, and which begin to expire at various dates between 2016 and 2035.

For each of the years ended December 31, 2015, 2014 and 2013, the Company did not have any material unrecognized tax benefits and thus no interest and penalties related to unrecognized tax benefits were recorded. In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next twelve months.

The Company files a federal income tax return in the United States and income tax returns in various state and foreign jurisdictions. All tax years are open for examination by the taxing authorities for both federal and state purposes.

(19) Subsequent Events

The Company has evaluated subsequent events through March 4, 2016, the date of issuance of the consolidated financial statements for the year ended December 31, 2015.

On February 15, 2016, the Company entered into an Inducement Agreement with the Development Authority of Bulloch County, the City of Statesboro, Georgia and Bulloch County, Georgia (collectively, the Entities). Pursuant to the Inducement Agreement, the Entities will provide various incentives to induce the Company to invest at least $70 million in constructing and equipping the Company’s planned second manufacturing facility in Statesboro, Georgia. The Company will also receive statutory incentives for economic development provided by the State of Georgia.

Incentives afforded by the Entities to the Company include, but are not limited to, property tax reductions and utility and site infrastructure improvements. The Development Authority will lease to the Company a 43 acre property for a term of five years, with an option to renew, in consideration for the payment of nominal rent, and grant the Company an option to purchase the property upon the earlier of the expiration or termination of the lease at a nominal price.

In addition, the Company entered into a (i) Pilot Agreement with the Entities that sets forth the rights and obligations of the Company with respect to the incentives received pursuant to the Inducement Agreement and (ii) a Performance and Accountability Agreement with other state authorities which provides for a grant of $250,000 to the Company. Pursuant to these agreements, in the event that the Company fails to meet at least 80% of the investment and job creation goals within 36 months following the earlier to occur of (i) the completion and issuance of the certificate of occupancy with respect to the planned second manufacturing facility or (ii) June 30, 2018, the Company may be required to repay portions of property tax savings and other incentives. In addition, the Company must maintain its achievement of 80% of the investment and job creation goals for a period of 84 months.

QUARTERLY RESULTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,	June 30,	Sept 30,	Dec 31,
2015
Total revenue	$23,500	$30,096	$31,539	$37,384
Gross profit	4,514	5,109	5,172	9,852
Income (loss) from operations	(2,745)	(2,689)	(2,476)	1,684
Net income (loss)	(2,790)	(2,743)	(2,522)	1,638
Net income (loss) attributable to common stockholders	(2,790)	(2,743)	(2,522)	1,638
Net income (loss) attributable to common stockholders per common share - basic	$(0.12)	$(0.12)	$(0.11)	$0.07
Net income (loss) attributable to common stockholders per common share - diluted	$(0.12)	$(0.12)	$(0.11)	$0.07
2014
Total revenue	$22,363	$26,615	$25,437	$27,984
Gross profit	3,346	3,425	5,072	5,236
Income (loss) from operations	(2,898)	(8,121)	(2,365)	(2,658)
Net income (loss)	(19,049)	(42,148)	(2,412)	(2,714)
Net income (loss) attributable to common stockholders	(19,049)	(42,148)	(2,412)	(2,714)
Net income (loss) attributable to common stockholders per common share - basic	$(6,065.89)	$(13.88)	$(0.10)	$(0.12)
Net income (loss) attributable to common stockholders per common share - diluted	$(6,065.89)	$(13.88)	$(0.10)	$(0.12)

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Aspen Aerogels, Inc.:

Under date of March 4, 2016, we reported on the consolidated balance sheets of Aspen Aerogels, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2015, which are included in the annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of Valuation and Qualifying Accounts included in the Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Boston, Massachusetts

March 4, 2016

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Description	Balance at Beginning of Year	Charges to Costs and Expenses (a)	Deductions to Allowances for Uncollectible Accounts (b)	Charges to (Deductions from) Other Accounts (c)	Balance at End of Year
Year Ended December 31, 2015:
Allowances for uncollectible accounts and sales returns and allowances	$120	—	—	(31)	$89
Year Ended December 31, 2014:
Allowances for uncollectible accounts and sales returns and allowances	$209	—	—	(89)	$120
Year Ended December 31, 2013:
Allowances for uncollectible accounts and sales returns and allowances	$421	—	—	(212)	$209

(a)	Represents allowances for uncollectible accounts established through selling, general and administrative expenses.
(b)	Represents actual write-offs of uncollectible accounts.
(c)	Represents net change in allowances for sales returns, recorded as contra-revenue.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act of 1934, as amended, or the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of December 31, 2015, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded, that, as of December 31, 2015, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the

Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment, management believes that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.

(c) Changes in Internal Controls. There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, identified in connection with the evaluation of such internal control that occurred during the fourth quarter of the last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE AND DIRECTOR COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Public Accountants” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 15(a). The following documents are filed as part of this Annual Report on Form 10-K:

Item 15(a)(1) The following consolidated financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014, and 2013

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

Item 15(a)(2) The following financial statements schedule is included in Part II, Item 8:

Schedule II – Valuation and Qualifying Accounts

All other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
3.1	Restated Certificate of Incorporation of the Registrant, as filed with the Secretary of State of the State of Delaware on June 18, 2014.		Form 8-K (Exhibit 3.2)	6/19/14	001-36481
3.2	Restated Bylaws of Aspen Aerogels, Inc.		Form 8-K (Exhibit 3.3)	6/19/14	001-36481
4.1	Form of common stock certificate.		Amendment No. 1 to Form S-1 (Exhibit 4.1)	5/14/14	333-195523
4.2	Form of warrant to purchase common stock issued by the Registrant in connection with 2004 and 2005 financing arrangements, as amended and restated.		Form S-1 (Exhibit 4.2)	4/28/14	333-195523
4.3	Form of warrant to purchase common stock issued by the Registrant in connection with the 2005 equity financing, as amended and restated.		Form S-1 (Exhibit 4.3)	4/28/14	333-195523
4.4	Form of warrant to purchase common stock issued by the Registrant in connection with the 2008 reorganization.		Form S-1 (Exhibit 4.4)	4/28/14	333-195523
4.5	Form of warrant to purchase common stock issued by the Registrant in connection with the 2008 financing.		Form S-1 (Exhibit 4.5)	4/28/14	333-195523
4.6	Form of warrant to purchase common stock issued by the Registrant in connection with the 2010 subordinated note and warrant financing.		Form S-1 (Exhibit 4.6)	4/28/14	333-195523

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
4.7	Sixth amended and restated registration rights agreement, dated as of June 11, 2012, by and among the Registrant and the investors named therein, as amended.		Form S-1 (Exhibit 4.8)	4/28/14	333-195523
9.1	Letter agreement, dated as of June 11, 2014, by and between the Registrant and the Fidelity Funds.		Amendment No. 5 to Form S-1 (Exhibit 9.1)	6/12/14	333-195523
10.1	2001 equity incentive plan, as amended.+		Form S-1 (Exhibit 10.1.1)	4/28/14	333-195523
10.2	Form of incentive stock option agreement granted under 2001 equity incentive plan, as amended.+		Form S-1 (Exhibit 10.1.2)	4/28/14	333-195523
10.3	Form of 2013 incentive stock option agreement for options issued in exchange for the forfeiture of options granted under 2001 equity incentive plan, as amended.+		Form S-1 (Exhibit 10.1.3)	4/28/14	333-195523
10.4	Form of 2013 performance-based incentive stock option agreement granted under 2001 equity incentive plan, as amended.+		Form S-1 (Exhibit 10.1.4)	4/28/14	333-195523
10.5	Form of non-qualified stock option agreement granted under 2001 equity incentive plan, as amended.+		Form S-1 (Exhibit 10.1.5)	4/28/14	333-195523
10.6	Form of 2013 non-qualified stock option agreement for options issued in exchange for the forfeiture of options granted under 2001 equity incentive plan, as amended.+		Form S-1 (Exhibit 10.1.6)	4/28/14	333-195523
10.7	Form of 2013 performance-based non-qualified stock option agreement granted under 2001 equity incentive plan, as amended.+		Form S-1 (Exhibit 10.1.7)	4/28/14	333-195523
10.8	Form of 2013 independent director stock option agreement for options issued in exchange for the forfeiture of options granted under 2001 equity incentive plan, as amended.+		Form S-1 (Exhibit 10.1.8)	4/28/14	333-195523
10.9	Form of 2013 performance-based independent director stock option agreement granted under 2001 equity incentive plan, as amended.+		Form S-1 (Exhibit 10.1.9)	4/28/14	333-195523
10.10	2014 employee, director and consultant equity incentive plan.+		Form S-8 (Exhibit 99.10)	8/13/14	333-198124
10.11	Form of stock option agreement granted under 2014 employee, director and consultant equity incentive plan.+		Amendment No. 1 to Form S-1 (Exhibit 10.2.2)	5/14/14	333-195523
10.12	Form of restricted stock unit agreement for executive officers under 2014 employee, director and consultant equity incentive plan.+		Form 10-Q (Exhibit 10.3)	11/7/14	001-36481
10.13	Form of restricted stock agreement for directors under 2014 employee, director and consultant equity incentive plan.+		Amendment No. 1 to Form S-1 (Exhibit 10.2.3)	5/14/14	333-195523

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.14	Multi-tenant industrial net lease, dated August 20, 2001, by and between the Registrant and Cabot II — MA1M03, LLC (as successor landlord to TMT290 Industrial Park, Inc.), as amended.		Form S-1 (Exhibit 10.3)	4/28/14	333-195523
10.15	Amended and Restated Loan and Security Agreement, dated September 3, 2014 and effective as of August 31, 2014, by and between the Company and Silicon Valley Bank.		Form 8-K (Exhibit 10.1)	9/9/14	001-36481
10.16	Executive agreement, dated as of December 16, 2015, by and between the Registrant and Donald R. Young.+	X
10.17	Executive agreement, dated as of December 16, 2015, by and between the Registrant and John F. Fairbanks.+	X
10.18	Executive agreement, dated as of December 16, 2015, by and between the Registrant and George L. Gould, Ph.D.+	X
10.19	Executive agreement, dated as of December 16, 2015, by and between the Registrant and Jeffrey A. Ball.+	X
10.20	Executive agreement, dated as of December 16, 2015, by and between the Registrant and Corby C. Whitaker.+	X
10.21	Executive agreement, dated as of December 16, 2015, by and between the Registrant and Kelley W. Conte	X
10.22	Bonus plan.+		Amendment No. 2 to Form S-1 (Exhibit 10.15)	5/22/14	333-195523
10.23	2015 participation letters of executive officers under bonus plan.+	X
10.24	2016 participation letters of executive officers under bonus plan.+	X
10.25	Non-employee director compensation policy.+		Amendment No. 1 to Form S-1 (Exhibit 10.16)	5/14/14	333-195523
10.26	Cross license agreement dated as of April 1, 2006 by and between Cabot Corporation and the Registrant, as amended.*		Form S-1 (Exhibit 10.15)	4/28/14	333-195523
10.27	Form of indemnification agreement with directors and certain officers.+		Amendment No. 1 to Form S-1 (Exhibit 10.18)	5/14/14	333-195523
14.1	Code of business conduct and ethics.		Form 8-K (Exhibit 14.1)	6/22/15	001-36481
21.1	Subsidiaries of the Registrant.		Form S-1 (Exhibit 21.1)	4/28/14	333-195523
23.1	Consent of KPMG LLP.	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.	X
32	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.	X
101

The following materials from the Registrant’s

Annual Report on Form 10-K for the fiscal year

ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements Stockholders’ Equity (Deficit) for the Years Ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the

Years Ended December 31, 2015, 2014, and 2013, and (v) Notes to Consolidated Financial Statements.

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

ASPEN AEROGELS, INC.

Date: March 4, 2016	By:	/s/ Donald R. Young

Donald R. Young
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Donald R. Young Donald R. Young	President, Chief Executive Officer and Director (principal executive officer)	March 4, 2016

/s/ John F. Fairbanks John F. Fairbanks	Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 4, 2016

/s/ Mark L. Noetzel Mark L. Noetzel	Chairman of the Board	March 4, 2016

/s/ P. Ramsay Battin P. Ramsay Battin	Director	March 4, 2016

/s/ Robert M. Gervis Robert M. Gervis	Director	March 4, 2016

/s/ Craig A. Huff Craig A. Huff	Director	March 4, 2016

/s/ Steven R. Mitchell Steven R. Mitchell	Director	March 4, 2016

/s/ William P. Noglows William P. Noglows	Director	March 4, 2016

/s/ Richard F. Reilly Richard F. Reilly	Director	March 4, 2016