Form 10-Q
period 2016-03-31
ASPEN AEROGELS INC
filed 2016-05-06
CIK 1145986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 30, 2016, the registrant had 23,233,762 shares of common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

ASPEN AEROGELS, INC.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2016	December 31, 2015
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$29,357	$32,804
Accounts receivable, net of allowances of $126 and $89	23,207	20,624
Inventories	6,139	6,532
Prepaid expenses and other current assets	707	1,687

Total current assets	59,410	61,647
Property, plant and equipment, net	79,539	78,322
Other assets	94	105

Total assets	$139,043	$140,074

Liabilities and Stockholders’ Equity
Current liabilities:
Capital leases, current portion	$54	$67
Accounts payable	12,745	10,684
Accrued expenses	3,441	5,568
Deferred revenue	431	681
Other current liabilities	241	409

Total current liabilities	16,912	17,409
Capital leases, excluding current portion	30	40
Other long-term liabilities	136	151

Total liabilities	17,078	17,600

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2016 and December 31, 2015;	—	—
Common stock, $0.00001 par value; 125,000,000 shares authorized, 23,233,762 shares issued and outstanding at March 31, 2016; 23,184,852 shares issued and outstanding at December 31, 2015	—	—
Additional paid-in capital	529,263	527,975
Accumulated deficit	(407,298)	(405,501)

Total stockholders’ equity	121,965	122,474

Total liabilities and stockholders’ equity	$139,043	$140,074

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands, except share and per share data)
Revenue:
Product	$32,286	$23,211
Research services	535	289

Total revenue	32,821	23,500
Cost of revenue:
Product	25,992	18,845
Research services	302	141

Gross profit	6,527	4,514
Operating expenses:
Research and development	1,310	1,304
Sales and marketing	3,062	2,332
General and administrative	3,913	3,623

Total operating expenses	8,285	7,259

Loss from operations	(1,758)	(2,745)

Interest expense, net	(39)	(45)

Total interest expense, net	(39)	(45)

Net loss	$(1,797)	$(2,790)

Net loss per share:
Basic	$(0.08)	$(0.12)

Diluted	$(0.08)	$(0.12)

Weighted-average common shares outstanding:
Basic and diluted	23,063,471	22,992,273

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net loss	$(1,797)	$(2,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,410	2,184
Stock compensation expense	1,370	1,295
Other	(13)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,291)	(1,336)
Inventories	393	(1,008)
Prepaid expenses and other assets	966	(339)
Accounts payable	1,508	(471)
Accrued expenses	(2,203)	(2,263)
Deferred revenue	(542)	1,070
Other long-term liabilities	(15)	—

Net cash used in operating activities	(214)	(3,658)

Cash flows from investing activities:
Capital expenditures	(3,128)	(10,531)
Purchases of marketable securities	—	(2,501)

Net cash used in investing activities	(3,128)	(13,032)

Cash flows from financing activities:
Repayment of obligations under capital lease	(23)	(19)
Payments made for employee restricted stock tax withholdings	(82)	—

Net cash used in financing activities	(105)	(19)

Net decrease in cash and cash equivalents	(3,447)	(16,709)
Cash and cash equivalents at beginning of period	32,804	49,719

Cash and cash equivalents at end of period	$29,357	$33,010

Supplemental disclosures of cash flow information:
Interest paid	$52	$45

Income taxes paid	$—	$—

Supplemental disclosures of non-cash activities:
Changes in accrued capital expenditures	$484	$(341)

Advanced billings	$292	$—

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

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2015 (the Annual Report), filed with the Securities and Exchange Commission on March 4, 2016.

In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments that are of a normal recurring nature and necessary for the fair statement of the Company’s financial position as of March 31, 2016 and the results of its operations and cash flows for the three months ended March 31, 2016 and 2015. The Company has evaluated events through the date of this filing.

The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or any other period.

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

Use of Estimates

The preparation of the consolidated financial statements requires the Company to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include allowances for doubtful accounts, sales returns and allowances, inventory valuation, the carrying amount of property and equipment, stock-based compensation and deferred income taxes. The Company evaluates its estimates and assumptions on an on-going basis using historical experience and other factors, including the current economic environment, which are believed to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity markets and declines in business investment increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

(2) Significant Accounting Policies

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

Stock-based Compensation

Stock-based compensation expense is measured at the grant date based on the fair value of the award. Expense is recognized on a straight-line basis over the requisite service period for all awards with service conditions. For performance-based awards, the grant date fair value is recognized as expense when the condition is probable of being achieved, and then on a graded basis over the requisite service period. The Company uses the Black-Scholes option-pricing model to determine the fair value of service-based option awards, which requires a number of complex and subjective assumptions including fair value of the underlying security, the expected volatility of the underlying security, a risk-free interest rate and the expected term of the option. The fair value of restricted stock and restricted stock unit grants is determined using the closing trading price of the Company’s common stock on the date of grant. The fair value of awards containing market conditions is determined using a Monte Carlo simulation model based upon the terms of the conditions, the expected volatility of the underlying security, and other relevant factors.

During the three months ended March 31, 2016, the Company granted 420,284 restricted common stock units (RSUs) and non-qualified stock options (NSOs) to purchase 259,469 shares of common stock to employees under the 2014 Employee, Director and Consultant Equity Incentive Plan (the 2014 Equity Plan). The employee RSUs and NSOs will vest over a three year period.

Stock-based compensation is included in cost of sales or operating expenses, as applicable, and consists of the following:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cost of product revenue	$192	$191
Research and development expenses	140	172
Sales and marketing expenses	261	230
General and administrative expenses	777	702

Total stock-based compensation	$1,370	$1,295

Pursuant to the “evergreen” provisions of the 2014 Equity Plan, the number of shares of common stock authorized for issuance under the plan automatically increased by 463,697 shares to 6,069,201 shares effective January 1, 2016.

As of March 31, 2016, 2,619,142 shares of common stock were reserved for issuance upon the exercise or vesting, as appropriate, of outstanding stock-based awards granted under the 2014 Equity Plan. In addition, 93,233 shares of common stock are reserved for issuance upon the exercise of outstanding stock options granted under the Company’s 2001 Equity Plan. Any cancellations or forfeitures of the options outstanding under the 2001 Equity Plan will result in the shares reserved for issuance upon exercise of such options becoming available for grant under the 2014 Equity Plan. As of March 31, 2016, there were 3,011,912 shares of common stock available for grant under the 2014 Equity Plan.

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

Information about the Company’s revenues, based on shipment destination or services location, is presented in the following table:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Revenue:
U.S.	$11,413	$10,684
International	21,408	12,816

Total	$32,821	$23,500

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The amendment is to simplify several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in ASU 2016-09 are effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently assessing the impact of ASU 2016-09 on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (FASB ASU 2016-02). FASB ASU 2016-02 changes the accounting for leases and includes a requirement to record all leases on the consolidated balance sheets as assets and liabilities. This update is effective for fiscal years beginning after December 15, 2018. Early application is permitted. The Company has not yet selected a transition method and is evaluating the effect the updated standard will have on its consolidated financial statements and related disclosures.

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

(3) Inventories

Inventories consist of the following:

	March 31, 2016	December 31, 2015
	(In thousands)
Raw materials	$3,979	$4,432
Finished goods	2,160	2,100

Total	$6,139	$6,532

(4) Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	March 31, 2016	December 31, 2015	Useful life
	(In thousands)
Construction in progress	$8,152	$5,138	—
Buildings	23,885	23,884	30 years
Machinery and equipment	105,177	104,658	3-10 years
Computer equipment and software	6,966	6,888	3 years

Total	144,180	140,568
Accumulated depreciation	(64,641)	(62,246)

Property, plant and equipment, net	$79,539	$78,322

Depreciation expense was $2.4 million and $2.2 million for the three months ended March 31, 2016 and 2015, respectively.

Construction in progress totaled $8.2 million and $5.1 million at March 31, 2016 and December 31, 2015, respectively. Construction in progress included engineering designs and other pre-construction costs for the planned manufacturing facility in Statesboro, Georgia of $4.7 million and $2.3 million at March 31, 2016 and December 31, 2015, respectively.

(5) Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2016	December 31, 2015
	(In thousands)
Employee compensation	$2,272	$4,184
Other accrued expenses	1,169	1,384

Total	$3,441	$5,568

(6) Commitments and Contingencies

Asset Retirement Obligation

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

A summary of ARO activity consists of the following:

Three Months Ended March 31, 2016
(In thousands)
Balance at beginning of period	$397
Settlement costs	(156)

Balance at end of period	$241

During the three months ended March 31, 2016, the Company incurred approximately $0.2 million in settlement costs in support of completing the restoration of 31,577 square feet of space formerly utilized for manufacturing operations in the Northborough, Massachusetts facility. This manufacturing space will be vacated and returned to the landlord on or before June 30, 2016. The remaining ARO reserve totaling $0.2 million is the maximum obligation to restore the remaining space in the Northborough facility currently utilized by the Company as its corporate headquarters.

Revolving Line of Credit

The Company maintains a revolving credit facility with Silicon Valley Bank which expires on August 31, 2016. The Company may borrow up to $20 million under the facility subject to compliance with certain covenants and borrowing base limitations. At the Company’s election, the interest rate applicable to borrowings under the revolving credit facility may be based on the prime rate or LIBOR. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 1.75% per annum, while LIBOR-based rates vary from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum. In addition, the Company is required to pay a monthly unused revolving line facility fee of 0.5% per annum of the average unused portion of the revolving credit facility. The revolving credit facility is secured by a first priority security interest in all assets of the Company, including those at the East Providence facility, except for certain exclusions.

At both March 31, 2016 and December 31, 2015, the Company had no amounts drawn on the revolving credit facility. The Company had outstanding letters of credit backed by the revolving credit facility of $2.7 million at March 31, 2016 and December 31, 2015, which reduce the funds otherwise available to the Company under the facility. Based on the available borrowing base, the effective amount available to the Company under the revolving credit facility at March 31, 2016 was $13.0 million after consideration of the $2.7 million of outstanding letters of credit. Under the revolving credit facility, the Company is required to comply with financial covenants relating to, among other items, minimum Adjusted EBITDA, maximum unfinanced capital expenditures and other non-financial covenants. At March 31, 2016, the Company was in compliance with all such financial covenants.

Letters of Credit

Pursuant to the terms of its Northborough, Massachusetts facility lease, the Company has been required to provide the landlord with letters of credit securing certain obligations. In addition, the Company has been required to provide certain customers with letters of credit securing obligations under commercial contracts. The Company had letters of credit outstanding for $2.7 million at March 31, 2016 and December 31, 2015. These letters of credit are secured by the Company’s revolving credit facility.

Litigation

The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. See Part II, Item 1 (“Legal Proceedings”) of this Quarterly Report on Form 10-Q for a description of certain of the Company’s current legal proceedings. The Company is not presently a party to any litigation for which it believes a loss is probable requiring an amount to be accrued or a possible loss contingency requiring disclosure.

(7) Net Loss Per Share

The computation of basic and diluted net loss per share consists of the following:

	Three Months Ended March 31,
	2016	2015
	(In thousands, except share and per share data)
Numerator:
Net loss	$(1,797)	$(2,790)

Denominator:
Weighted average shares outstanding, basic and diluted	23,063,471	22,992,273

Net loss per share, basic and diluted	$(0.08)	$(0.12)

Potentially dilutive common shares that were excluded from the computation of diluted net loss per share because they were anti-dilutive consist of the following:

	Three Months Ended March 31,
	2016	2015
Common stock options	1,952,879	1,231,542
Restricted common stock units	759,510	524,847
Common stock warrants	131	131
Restricted common stock awards	132,130	54,089

Total	2,844,650	1,810,609

In the table above, anti-dilutive shares consist of those common stock equivalents that have (i) an exercise price above the average stock price for the period or (ii) related average unrecognized stock compensation expense sufficient to buy-back the entire amount of shares. The Company excludes the shares issued in connection with restricted stock awards from the calculation of basic weighted average common shares outstanding until the restrictions lapse.

(8) Income Taxes

The Company incurred net operating losses and recorded a full valuation allowance against net deferred tax assets for all periods presented. Accordingly, the Company has not recorded a provision for federal or state income taxes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 4, 2016, which we refer to as the Annual Report.

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

On February 15, 2016, we entered into an Inducement Agreement with the Development Authority of Bulloch County, the City of Statesboro, Georgia and Bulloch County, Georgia (collectively, the Statesboro Entities). Pursuant to the Inducement Agreement, the Statesboro Entities will provide various incentives to induce us to invest $70 million in constructing and equipping our planned second manufacturing facility in Statesboro, Georgia and to create 106 full-time jobs. We will also receive statutory incentives for economic development provided by the State of Georgia.

Incentives afforded by the Statesboro Entities to the Company include, but are not limited to, property tax reductions and utility and site infrastructure improvements. The Development Authority will lease to us a 43.2 acre property for a term of five years, with an option to renew, in consideration for the payment of nominal rent, and grant us an option to purchase the property upon the earlier of the expiration or termination of the lease at a nominal price.

In addition, we entered into a (i) PILOT Agreement with the Statesboro Entities that sets forth our rights and obligations with respect to the incentives received pursuant to the Inducement Agreement and (ii) a Performance and Accountability Agreement with other state authorities, which provides for a grant of $250,000. Pursuant to these agreements, in the event that we fail to meet at least 80% of the investment and job creation goals within 36 months following the earlier to occur of (i) the completion and issuance of the certificate of occupancy with respect to the planned second manufacturing facility or (ii) June 30, 2018, we may be required to repay portions of property tax savings and other incentives. In addition, we must maintain our achievement of 80% of the investment and job creation goals for a period of 84 months.

Our revenue for the three months ended March 31, 2016 was $32.8 million, which represented an increase of 40% from the three months ended March 31, 2015. Net loss for the three months ended March 31, 2016 was $1.8 million and net loss per diluted share was $0.08. Net loss for the three months ended March 31, 2015 was $2.8 million and net loss per diluted share was $0.12.

Key Metrics and Non-GAAP Financial Measures

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Square Foot Operating Metric

We price our product and measure our product shipments in square feet. We estimate our annual nameplate capacity to be 50 million to 55 million square feet of aerogel blankets depending on product mix. We believe the square foot operating metric allows us and our investors to measure the growth in our manufacturing capacity and product shipments on a uniform and consistent basis. The following chart sets forth product shipments associated with recognized revenue in square feet for the periods presented:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Product shipments in square feet	11,846	8,780

Adjusted EBITDA

We use Adjusted EBITDA, a non-GAAP financial measure, as a means to assess our operating performance. We define Adjusted EBITDA as net income (loss) before interest expense, taxes, depreciation, amortization, stock-based compensation expense and other items, which occur from time to time, that we do not believe are indicative of our core operating performance. Adjusted EBITDA is a supplemental measure of our performance that is not presented in accordance with U.S. GAAP. Adjusted EBITDA should not be considered as an alternative to net income (loss) or any other measure of financial performance calculated and presented in accordance with U.S. GAAP. In addition, our definition and presentation of Adjusted EBITDA may not be comparable to similarly titled measures presented by other companies.

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

Although measures similar to Adjusted EBITDA are frequently used by investors and securities analysts in their evaluation of companies, we understand that Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for net income, income from operations, net cash provided by operating activities or an analysis of our results of operations as reported under U.S. GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our historical cash expenditures or future requirements for capital expenditures or other contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect stock-based compensation expense;

•	Adjusted EBITDA does not reflect our income tax expense or cash requirements to pay our income taxes;

•	Adjusted EBITDA does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments on our debt;

•	Although depreciation, amortization and impairment charges are non-cash charges, the assets being depreciated, amortized or impaired will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for these replacements; and

•	Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do, limiting their usefulness as a comparative measure.

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

The following table presents a reconciliation of net loss, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net loss	$(1,797)	$(2,790)
Depreciation and amortization	2,410	2,184
Stock-based compensation (1)	1,370	1,295
Interest expense	39	45

Adjusted EBITDA	$2,022	$734

(1)	Represents non-cash stock-based compensation related to vesting and modifications of stock option grants, vesting of RSUs and vesting of restricted common stock.

Our Adjusted EBITDA is affected by a number of factors including volume and mix of aerogel products sold, average selling prices, average material costs, our actual manufacturing costs, the costs associated with and timing of expansions and start-up of additional production capacity, and the amount and timing of operating expenses. As we build out our manufacturing capacity, we expect increased manufacturing expenses will periodically have a negative impact on Adjusted EBITDA, but will set the framework for improved Adjusted EBITDA moving forward. Accordingly, we expect that our Adjusted EBITDA will vary from period to period as we continue to expand our manufacturing capacity.

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

Material is our most significant component of cost of product revenue and includes fibrous batting, silica materials and additives. Material costs as a percentage of product revenue vary from product to product due to differences in average selling prices, material requirements, blanket thicknesses and manufacturing yields. As a result, material costs as a percentage of revenue will vary from period to period due to changes in the mix of aerogel products sold. However, in general, we expect material costs in the aggregate to decline as a percentage of revenue as we seek to achieve higher selling prices, material sourcing improvements and manufacturing yield enhancements for our aerogel products.

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

Gross Profit

Our gross profit as a percentage of revenue is affected by a number of factors, including the mix of aerogel products sold, average selling prices, average material costs, our actual manufacturing costs and the costs associated with expansions and start-up of production capacity. Accordingly, we expect our gross profit in absolute dollars and as a percentage of revenue to vary from period to period. As we continue to build out our manufacturing capacity, we expect increased manufacturing expenses will periodically have a significant negative impact on gross profit in the short-term. However, in general, we expect gross profit to improve as a percentage of revenue in the long-term due to expected increases in manufacturing productivity and, production volumes, supported by expected capacity expansions, improvements in manufacturing yields and realization of material purchasing efficiencies.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, legal expenses, consulting and professional services, audit and tax consulting costs, and expenses for our executive, finance, human resources and information technology organizations. General and administrative expenses have increased as we have incurred additional costs related to operating as a publicly-traded company, which include costs of compliance with securities, corporate governance and related laws and regulations, investor relations expenses, increased insurance premiums, including director and officer insurance, and increased audit and legal fees. In addition, we expect our general and administrative expenses to increase as we add general and administrative personnel to support the anticipated growth of our business and continued expansion of our manufacturing operations. We also expect that the patent enforcement actions, described in more detail under “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q, will result in a near term increase in legal expense and, if such litigation is protracted, could result in significant additional legal expense over the medium to long term. In the longer term, we expect that general and administrative expenses will increase in absolute dollars but decrease as a percentage of revenue.

Interest Expense

For the three months ended March 31, 2016 and 2015, interest expense consisted primarily of fees related to our revolving credit facility.

Provision for Income Taxes

We have incurred net losses since inception and have not recorded benefit provisions for U.S. federal income taxes or state income taxes since the tax benefits of our net losses have been offset by valuation allowances due to the uncertainty associated with the utilization of net operating loss carryforwards.

Results of Operations

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

The following tables set forth a comparison of the components of our results of operations for the periods presented:

Revenue

	Three Months Ended March 31,
	2016		2015		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ In thousands)
Revenue:
Product	$32,286	98%	$23,211	99%	$9,075	39%
Research services	535	2%	289	1%	246	85%

Total revenue	$32,821	100%	$23,500	100%	$9,321	40%

The following chart sets forth product shipments in square feet for the periods presented:

	Three Months Ended March 31,		Change
	2016	2015	Amount	Percentage
Product shipments in square feet (in thousands)	11,846	8,780	3,066	35%

Total revenue increased $9.3 million, or 40%, to $32.8 million for the three months ended March 31, 2016 from $23.5 million in the comparable period in 2015, primarily as a result of an increase in product revenue.

Product revenue increased by $9.1 million, or 39%, to $32.3 million for the three months ended March 31, 2016 from $23.2 million in the comparable period in 2015. This increase was principally the result of an increase in sales of our aerogel products in the petrochemical market in Asia, the subsea market, and the building and construction market in Europe. In particular, this increase reflects product sales of $6.7 million for use in a petrochemical facility by a major Asian energy company and $2.1 million for use in a subsea project in the Gulf of Mexico by a French contractor. The increase in product revenue during the quarter ended March 31, 2016 also reflects price increases enacted in late 2015 and was supported by the increase in manufacturing capacity associated with operation of the third production line in the East Providence facility which began operation at the end of the first quarter in 2015.

The average selling price per square foot of our products increased by $0.09, or 3.4%, to $2.73 per square foot for the three months ended March 31, 2016 from $2.64 per square foot for the three months ended March 31, 2015. This increase in average selling price contributed $1.0 million to the increase in product revenue. In volume terms, product shipments increased 3.1 million square feet, or 35%, to 11.8 million square feet of aerogel products for the three months ended March 31, 2016, as compared to 8.8 million square feet for the three months ended March 31, 2015. The increase in product volume contributed approximately $8.1 million to the increase in product revenue.

Research services revenue increased $0.2 million, or 85%, to $0.5 million for the three months ended March 31, 2016 from $0.3 million in the comparable period in 2015. The increase was primarily due to the timing and amount of funding available under existing research contracts during the three months ended March 31, 2016 from the comparable period in 2015.

Product revenue was 98% and 99% of total revenue for the three months ended March 31, 2016 and 2015, respectively. Research services revenue was 2% and 1% of total revenue for the three months ended March 31, 2016 and 2015, respectively. We expect that product revenue will continue to constitute the vast majority of total revenue generated during 2016.

We expect a cumulative decline in product revenue in the range of 5% to 10% during the remaining three quarters of 2016. This expected decrease in product revenue is due to the lower demand in the subsea market, which is currently under pressure as a result of the prolonged decrease in the market price of oil. As a result, we expect total revenue for the year ending December 31, 2016 to range between $117 million and $125 million.

Cost of Revenue

	Three Months Ended March 31,
	2016			2015			Change
	Amount	Percentage of Related Revenue	Percentage of Total Revenue	Amount	Percentage of Related Revenue	Percentage of Total Revenue	Amount	Percentage
	($ in thousands)
Cost of revenue:
Product	$25,992	81%	79%	$18,845	81%	80%	$7,147	38%
Research services	302	56%	1%	141	49%	1%	161	114%

Total cost of revenue	$26,294	80%	80%	$18,986	81%	81%	$7,308	38%

Total cost of revenue increased $7.3 million, or 38%, to $26.3 million for the three months ended March 31, 2016 from $19.0 million in the comparable period in 2015. The increase in total cost of revenue was the result of an increase of $5.1 million in material costs, an increase of $2.0 million in manufacturing expense to support increased product revenue and an increase of $0.2 million in cost of research services.

Product cost of revenue increased $7.1 million, or 38%, to $26.0 million for the three months ended March 31, 2016 from $18.8 million in the comparable period in 2015. The $7.1 million increase was the result of a $5.1 million increase in material costs and a $2.0 million increase in manufacturing expense year over year. The increase in the level of manufacturing expense was driven by the addition of the third production line in the East Providence facility, which commenced operation at the end of the first quarter of 2015. The increase in manufacturing expense was the result of increases in compensation expense of $0.8 million, maintenance and operating supplies expenses of $0.6 million, utility costs of $0.3 million and depreciation expense of $0.3 million. Material costs increased $5.1 million for the three months ended March 31, 2016 due to a 35% increase in product volume, an unfavorable mix of products sold, and a decline in product yields versus the comparable period in 2015. We expect that product cost of revenue will decrease during the remaining three quarters of 2016 from the levels realized during the three months ended March 31, 2016 due principally to the expected decline in revenue during the period, in combination with expected improvements in manufacturing productivity and yields.

Product cost of revenue as a percentage of product revenue remained consistent at 81% during the three months ended March 31, 2016 from 81% during the three months ended March 31, 2015 due primarily to the impact of price increases enacted during 2015 and the increase in demand for our product, offset, in part, by an unfavorable mix of products sold. We expect that product cost of revenue as a percentage of revenue during the remainder of 2016 will decrease from the levels realized during the three months ended March 31, 2016 due to an expected favorable mix of products sold and improvements in manufacturing productivity and yields.

Research services cost of revenue increased $0.2 million, or 114%, to $0.3 million for the three months ended March 31, 2016 from $0.1 million in the comparable period in 2015. The increase in cost of research services revenue was due to the 85% increase in research services revenue during the three months ended March 31, 2016 and the increased use of outside consultants to perform the contracted research.

Gross Profit

	Three Months Ended March 31,
	2016		2015		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
Gross profit	$6,527	20%	$4,514	19%	$2,013	45%

Gross profit increased $2.0 million, or 45%, to $6.5 million for the three months ended March 31, 2016 from $4.5 million in the comparable period in 2015. The increase reflected $8.3 million related to increased volume supported by output from the third production line and $0.8 million in incremental contribution from an effective 3% sales price increase enacted late in 2015. These increases were offset by a $5.1 million increase in material costs due to the increase in product volume, the unfavorable product mix and the lower manufacturing yields, a $1.9 million increase in manufacturing expense associated with operation of the third production line in the East Providence facility, and $0.1 million in higher contribution due to the increase in research services revenue. We expect gross profit and gross margin to increase during the remainder of 2016 from the level realized during the three months ended March 31, 2016 due to expected improvements in manufacturing productivity and yields, an expected favorable mix of products sold and the continued impact of the 2016 sales price increase.

Gross profit as a percentage of total revenue increased to 20% of total revenue for the three months ended March 31, 2016 from 19% in the comparable period in 2015. We expect gross profit as a percentage of total revenue to increase during the remainder of 2016 from the levels realized during the three months ended March 31, 2016 due to expected improvements in manufacturing productivity and yields, an expected favorable mix of products sold and the continued impact of the 2016 sales price increase enacted late in 2015.

Research and Development Expenses

	Three Months Ended March 31,
	2016		2015		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
Research and development expenses	$1,310	4%	$1,304	6%	$6	0%

Research and development expenses remained flat at $1.3 million for the three months ended March 31, 2016 and the comparable period in 2015. During the remainder of 2016, we expect quarterly research and development expenses to increase slightly from the level realized in the three months ended March 31, 2016. We expect research and development expenses as a percentage of total revenue to increase during the remainder of 2016 due to the expected decline in quarterly revenue during the period.

In the long-term, we expect to increase investment in research, development and engineering personnel, projects and infrastructure in support of efforts to develop new products, technologies and markets. However, we expect that research and development expenses will decline as a percentage of total revenue in the long-term due to projected growth in product revenue.

Sales and Marketing Expenses

	Three Months Ended March 31,
	2016		2015		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
Sales and marketing expenses	$3,062	9%	$2,332	10%	$730	31%

Sales and marketing expenses increased $0.7 million, or 31%, to $3.1 million for the three months ended March 31, 2016 from $2.3 million in the comparable period in 2015. The $0.7 million increase was primarily due to an increase of $0.5 million in payroll and related costs resulting from the hiring of additional sales personnel and $0.2 million in product marketing expenses. During the remainder of 2016, we expect quarterly sales and marketing expenses to decrease slightly from the level realized in the three months ended March 31, 2016. However, we expect sales and marketing expenses as a percentage of total revenue to remain essentially flat during the remainder of 2016 due to an expected offsetting decline in quarterly revenue during the period.

In the long-term, we plan to continue to expand our sales force to support anticipated growth in customers and demand for our products. However, we expect that sales and marketing expenses will decrease as a percentage of total revenue in the long-term due to projected growth in product revenue.

General and Administrative Expenses

	Three Months Ended March 31,
	2016		2015		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
General and administrative expenses	$3,913	12%	$3,623	15%	$290	8%

General and administrative expenses increased $0.3 million, or 8%, to $3.9 million during the three months ended March 31, 2016 from $3.6 million in the comparable period in 2015. The $0.3 million increase was primarily the result of an increase in legal and professional fees of $0.2 million primarily in connection with patent enforcement actions, compensation related expenses of $0.1 million and stock-based compensation expense of $0.1 million, offset by a decrease in depreciation expense of $0.1 million. We expect general and administrative expenses to increase during 2016 due to expected growth in patent enforcement costs in support of our intellectual property portfolio and increased investment in information systems.

General and administrative expenses as a percentage of total revenue decreased to 12% for the three months ended March 31, 2016 from 15% in the comparable period in 2015.

We expect to continue to increase general and administrative personnel and expense levels in the long term to support the anticipated growth of our business and continued expansion of our manufacturing operations. We also expect that the patent enforcement actions, described in more detail under “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q, will result in a near term increase in legal expense and, if such actions are protracted, could result in significant additional legal expense over the medium to long term. In the longer term, we expect that general and administrative expenses will increase in absolute dollars but decrease as a percentage of revenue.

Other Income (Expense)

	Three Months Ended March 31,
	2016		2015		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
Interest expense	$(39)	0%	$(45)	0%	$6	13%

Interest expense of less than $0.1 million during the three months ended March 31, 2016 and 2015 was comprised primarily of costs related to our revolving credit facility.

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

We have been experiencing revenue growth as we gain share in our target markets. Despite an expected decline in revenue for the remainder of 2016, our current financial forecast anticipates long-term revenue growth, with increasing levels of gross profit and improved cash flows from operations. However, we expect to incur significant capital expenditures through 2020 related to the expansion of our manufacturing capacity to support the expected growth in demand.

We believe that our existing cash balance and available credit will be sufficient to fund a portion of the design, development and construction of our second manufacturing facility. We expect to supplement our cash balance and available credit with anticipated cash flows from operations, local government grants, debt financings and potentially equity financings to provide the capital required to complete the first production line in our second manufacturing facility.

Primary Sources of Liquidity

Our principal sources of liquidity are currently our cash and cash equivalents and our revolving credit facility with Silicon Valley Bank. Cash and cash equivalents consist primarily of cash and money market accounts on deposit with banks. As of March 31, 2016, we had $29.4 million of cash and cash equivalents.

At March 31, 2016, our only debt obligations were $0.1 million related to capital lease obligations. At March 31, 2016, we also had $2.7 million of outstanding letters of credit secured by a revolving credit facility with Silicon Valley Bank.

We initially entered into the revolving credit facility with Silicon Valley Bank in March 2011. This facility was amended from time to time through 2014. On September 3, 2014, we further amended the loan and security agreement to extend the maturity date of the revolving credit facility to August 31, 2016 and to increase the maximum amount we are permitted to borrow, subject to continued covenant compliance and borrowing base requirements, from $10 million to $20 million. At our election, the interest rate applicable to borrowings under the amended revolving credit facility may be based on the prime rate or LIBOR. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 1.75% per annum, while LIBOR-based rates vary from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum. In addition, we are required to pay a monthly unused revolving line facility fee of 0.5% per annum of the average unused portion of the revolving credit facility.

Due to the borrowing base limitations of the revolving credit facility, the effective amount available to us under the facility at March 31, 2016 was $13.0 million after giving effect to the $2.7 million of letters of credit outstanding. As of March 31, 2016, we had no outstanding balances drawn on the revolving credit facility.

We are considering various options with respect to our revolving credit facility that expires on August 31, 2016, including a possible extension or amendment of the facility or a potential refinancing,

Analysis of Cash Flow

Net Cash Used in Operating Activities

During the three months ended March 31, 2016, net cash used in operating activities declined by $3.4 million to $0.2 million from $3.7 million during the comparable period in 2015. This improvement was primarily the result of an increase in cash provided by changes in operating assets and liabilities of $2.1 million and an improvement in net loss adjusted for non-cash items of $1.3 million.

Net Cash Used in Investing Activities

Net cash used in investing activities is primarily related to capital expenditures to support our growth and investment in marketable securities. Net cash used in investing activities for the three months ended March 31, 2016 and 2015 was $3.1 million and $13.0 million, respectively.

Net cash used in investing activities for the three months ended March 31, 2016 included a total of $3.1 million in capital expenditures for engineering design and other pre-construction costs related to our planned manufacturing facility in Statesboro, Georgia, and machinery and equipment to improve the throughput and efficiency of our East Providence facility. Net cash used in investing activities for the three months ended March 31, 2015 included $10.5 million of capital expenditures primarily to construct the third production line in our East Providence manufacturing facility and $2.5 million for the purchase of marketable securities.

Net Cash Used in Financing Activities

Net cash used in financing activities for the three months ended March 31, 2016 totaled $0.1 million and consisted of $0.1 million for payments made for employee tax withholdings associated with the vesting of restricted stock units and less than $0.1 million for repayments of obligations under capital leases. Net cash used in financing activities for the three months ended March 31, 2015 totaled less than $0.1 million for repayments of obligations under capital leases.

Off Balance Sheet Arrangements

Since inception, we have not engaged in any off balance sheet activities as defined in Item 303(a)(4) of Regulation S-K.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments as reported in our Annual Report on Form 10-K for the year ending December 31, 2015, filed with the SEC on March 4, 2016.

Recent Accounting Pronouncements

Information regarding new accounting pronouncements is included in note 2 to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in these accounting policies have the greatest potential impact on our financial statements; and therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See our Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 4, 2016 with the Securities and Exchange Commission, and note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information about these critical accounting policies, as well as a description of our other significant accounting policies.

Certain Factors That May Affect Future Results of Operations

The Securities and Exchange Commission, or SEC, encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about: our beliefs in the appropriateness of our assumptions, the accuracy of our estimates regarding expenses, loss contingencies, future revenues, future profits, capital requirements, and the need for additional financing; the performance of our aerogel blankets; our plans to construct a second manufacturing facility in Statesboro, Georgia; the estimated effects of our planned second manufacturing facility on our annual nameplate capacity; our estimates of annual production capacity; our beliefs about the usefulness of the square foot operating metric; our beliefs about the financial metrics that are indicative of our core performance; our beliefs about the usefulness of our presentation of Adjusted EBITDA; our expectations about the effect of manufacturing capacity on financial metrics such as Adjusted EBITDA; our beliefs about the outcome, effects or estimated costs of current or potential litigation or their respective timing, including expected legal expense in connection with the Company’s patent enforcement actions; our expectations about hiring additional personnel; our plans to devote substantial resources to the development of new aerogel technology; our expectations about product mix; our beliefs about the impact of sales price increases;

our expectations about future material costs and manufacturing expenses as a percentage of revenue; our expectations of future gross profit and the effect of manufacturing expenses, manufacturing capacity and productivity on gross profit; our expectations about our resources and other investments in new technology and related research and development activities and associated expenses; our expectations about short and long term (a) research and development (b) general and administrative and (c) sales and marketing expenses; our expectations of continued revenue growth, increased gross profit, and improving cash flows over the long term; our expectations about incurring significant capital expenditures in the future; our expectations about the expansion of our workforce and resources and its effect on sales and marketing, general and administrative, and related expenses; our expectations about future product revenue and growth of demand for our products; our expectations about the effect of stock based compensation on various costs and expenses; our expectations about potential sources of future financing; our beliefs about the impact of accounting policies on our financial statements; our beliefs about the effect of interest rates, inflation and foreign currency fluctuations on our results of operations and financial condition; and our beliefs about the expansion of our international operations.

Words such as “may,” “will,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to, those set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and under the heading “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business. At March 31, 2016, we had unrestricted cash and cash equivalents of $29.4 million. These amounts were held for working capital and capital expansion purposes and were invested primarily in deposit and money market accounts at a major financial institution in North America. Due to the short-term nature of these investments, we believe that our exposure to changes in the fair value of our cash as a result of changes in interest rates is not material.

As of March 31, 2016, we have no debt outstanding other than capital lease obligations of approximately $0.1 million with fixed interest rates. At March 31, 2016, we also had $2.7 million of outstanding letters of credit.

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

Due to the borrowing base limitations, the effective amount available to us under the revolving credit facility at March 31, 2016 was $13.0 million after giving effect to the $2.7 million of letters of credit outstanding. As of March 31, 2016, we had no outstanding balances drawn on the revolving credit facility.

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

As of March 31, 2016, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded, that, as of March 31, 2016, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. During the three months ended March 31, 2016, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

On May 5, 2016, we filed a complaint for patent infringement against Nano Tech Co., Ltd. and Guangdong Alison Hi-Tech., Ltd. (together, the “Respondents”) in the United States International Trade Commission (the “ITC”). The ITC complaint alleges that these two China-based companies have engaged and are engaging in unfair trade practices by importing and selling aerogel products in the United States that infringe several of the Company’s patents. In the ITC complaint, we are seeking exclusion orders directing United States Customs and Border Protection to stop the importation of infringing products.

Due to their nature, it is difficult to predict the outcome or the costs involved in any litigation. Furthermore, the Respondents may have significant resources and interest to litigate and therefore, this litigation could be protracted and may ultimately involve significant legal expenses. In addition to the foregoing, the Company has been and may be from time to time party to other legal proceedings that arise in the ordinary course of business and to other patent enforcement actions to assert the Company’s patent rights.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

As of March 31, 2016, we have used $19.8 million of the net proceeds of the offering to repay all amounts outstanding under our subordinated notes and our revolving credit facility and $30.6 million of the net proceeds of the offering for capital expenditures related to our third production line. The remainder of the net proceeds is held in a deposit account and money market account with a major financial institution in North America. We have broad discretion in the use of the net proceeds from our initial public offering and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our stock. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus dated June 12, 2014, filing with the Securities and Exchange Commission on June 16, 2014.

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers. We did not repurchase any of our equity securities during the quarter ended March 31, 2016.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits

10.1	Inducement Agreement, dated February 15, 2016, by and between the Registrant and the Development Authority of Bulloch County, the City of Statesboro, Georgia and Bulloch County, Georgia.

10.2	PILOT Agreement, dated February 15, 2016, by and between the Registrant and the Development Authority of Bulloch County, the City of Statesboro, Georgia and Bulloch County, Georgia.

10.3	Performance and Accountability Agreement, dated February 15, 2016, by and between the Registrant and the Development Authority of Bulloch County, the Georgia Department of Community Affairs and the administering agency for the OneGeorgia Authority.

31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Aspen Aerogels, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited) as of March 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2016 and 2015, (iii) the Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2016 and 2015, and (iv) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPEN AEROGELS, INC.

Date: May 6, 2016	By:	/s/ Donald R. Young
Donald R. Young
President and Chief Executive Officer (principal executive officer)

Date: May 6, 2016	By:	/s/ John F. Fairbanks
John F. Fairbanks
Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)