Form 10-Q
period 2016-06-30
ASPEN AEROGELS INC
filed 2016-08-05
CIK 1145986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 31, 2016, the registrant had 23,308,914 shares of common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

ASPEN AEROGELS, INC.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2016	December 31, 2015
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$19,737	$32,804
Accounts receivable, net of allowances of $114 and $89, respectively	24,734	20,624
Inventories	11,788	6,532
Prepaid expenses and other current assets	1,635	1,687

Total current assets	57,894	61,647
Property, plant and equipment, net	81,146	78,322
Other assets	147	105

Total assets	$139,187	$140,074

Liabilities and Stockholders’ Equity
Current liabilities:
Capital leases, current portion	$47	$67
Accounts payable	12,208	10,684
Accrued expenses	4,114	5,568
Deferred revenue	449	681
Other current liabilities	—	409

Total current liabilities	16,818	17,409
Capital leases, excluding current portion	17	40
Other long-term liabilities	341	151

Total liabilities	17,176	17,600
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.00001 par value; 125,000,000 shares authorized, 23,308,914 and 23,184,852 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	530,696	527,975
Accumulated deficit	(408,685)	(405,501)

Total stockholders’ equity	122,011	122,474

Total liabilities and stockholders’ equity	$139,187	$140,074

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands, except share and per share data)
Revenue:
Product	$27,123	$29,755	$59,409	$52,966
Research services	595	341	1,130	630

Total revenue	27,718	30,096	60,539	53,596
Cost of revenue:
Product	20,723	24,814	46,715	43,659
Research services	342	173	644	313

Gross profit	6,653	5,109	13,180	9,624
Operating expenses:
Research and development	1,286	1,551	2,596	2,855
Sales and marketing	2,821	2,722	5,883	5,054
General and administrative	3,894	3,534	7,807	7,157

Total operating expenses	8,001	7,807	16,286	15,066

Loss from operations	(1,348)	(2,698)	(3,106)	(5,442)

Interest expense, net	(39)	(45)	(78)	(90)

Total interest expense, net	(39)	(45)	(78)	(90)

Net loss	$(1,387)	$(2,743)	$(3,184)	$(5,532)

Net loss per share:
Basic	$(0.06)	$(0.12)	$(0.14)	$(0.24)

Diluted	$(0.06)	$(0.12)	$(0.14)	$(0.24)

Weighted-average common shares outstanding:
Basic and diluted	23,111,127	22,999,988	23,087,299	22,996,152

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net loss	$(3,184)	$(5,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,826	4,759
Stock compensation expense	2,803	2,699
Changes in operating assets and liabilities:
Accounts receivable	(4,110)	(2,033)
Inventories	(5,256)	(1,178)
Prepaid expenses and other assets	(45)	(1,267)
Accounts payable	1,459	1,177
Accrued expenses	(1,475)	(1,507)
Deferred revenue	(232)	2,239

Net cash used in operating activities	(5,214)	(643)

Cash flows from investing activities:
Capital expenditures	(7,728)	(16,959)
Purchases of marketable securities	—	(2,504)

Net cash used in investing activities	(7,728)	(19,463)

Cash flows from financing activities:
Repayment of obligations under capital lease	(43)	(38)
Payments made for employee restricted stock tax withholdings	(82)	—

Net cash used in financing activities	(125)	(38)

Net decrease in cash	(13,067)	(20,144)
Cash at beginning of period	32,804	49,719

Cash at end of period	$19,737	$29,575

Supplemental disclosures of cash flow information:
Interest paid	$105	$99

Income taxes paid	$—	$—

Supplemental disclosures of non-cash activities:
Changes in accrued capital expenditures	$(95)	$(5,588)

Settlement of asset retirement obligation	$241	$—

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

In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments that are of a normal recurring nature and necessary for the fair statement of the Company’s financial position as of June 30, 2016 and the results of its operations for the three and six months ended June 30, 2016 and 2015 and the cash flows for the six month periods then ended. The Company has evaluated events through the date of this filing.

The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or any other period.

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

(2) Significant Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements requires the Company to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include allowances for doubtful accounts, sales returns and allowances, product warranty costs, inventory valuation, the carrying amount of property and equipment, stock-based compensation and deferred income taxes. The Company evaluates its estimates and assumptions on an on-going basis using historical experience and other factors, including the current economic environment, which are believed to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity markets and declines in business investment increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

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

During the six months ended June 30, 2016, the Company granted 75,152 shares of restricted common stock and non-qualified stock options (NSOs) to purchase 103,593 shares of common stock with a fair value of $0.4 million and $0.2 million, respectively, vesting over a period of one year to its non-employee directors under the 2014 Employee, Director and Consultant Equity Incentive Plan (the 2014 Equity Plan). During the six months ended June 30, 2016, the Company granted 420,284 restricted common stock units (RSUs) and NSOs to purchase 259,469 shares of common stock to employees under the 2014 Equity Plan. The employee RSUs and NSOs will vest over a three year period. Stock-based compensation is included in cost of sales or operating expenses, as applicable, and consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Cost of product revenue	$199	$191	$391	$406
Research and development expenses	148	215	288	363
Sales and marketing expenses	277	256	538	486
General and administrative expenses	809	742	1,586	1,444

Total stock-based compensation	$1,433	$1,404	$2,803	$2,699

Pursuant to the “evergreen” provisions of the 2014 Equity Plan, the number of shares of common stock authorized for issuance under the plan automatically increased by 463,697 shares to 6,069,201 shares effective January 1, 2016.

As of June 30, 2016, 2,721,549 shares of common stock were reserved for issuance upon the exercise or vesting, as appropriate, of outstanding stock-based awards granted under the 2014 Equity Plan. In addition, as of June 30, 2016, 93,065 shares of common stock were reserved for issuance upon the exercise of outstanding stock options granted under the Company’s 2001 Equity Incentive Plan, as amended (the 2001 Equity Plan). Any cancellations or forfeitures of the options outstanding under the 2001 Equity Plan will result in the shares reserved for issuance upon exercise of such options becoming available for grant under the 2014 Equity Plan. As of June 30, 2016, there were 2,834,521 shares of common stock available for grant under the 2014 Equity Plan.

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

Information about the Company’s total revenues, based on shipment destination or services location, is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Revenue:
U.S.	$10,208	$11,038	$21,621	$21,722
International	17,510	19,058	38,918	31,874

Total	$27,718	$30,096	$60,539	$53,596

Warranty Costs

The Company provides warranties for its products and records the estimated cost within cost of sales in the period that the related revenue is recorded. The Company’s standard warranty period extends to one year from the date of shipment. The standard warranties provide that the Company’s products will be free from defects in material and workmanship, and will, under normal use, conform to the specifications for the product. Historically, warranty claims and charges have been insignificant.

The Company’s products may be utilized in systems that may involve new technical demands and new configurations. As such, the Company will continue to regularly review and assess whether warranty reserves shall be recorded in the period the related revenue is recorded. For initial shipments of products where the Company is unsure of meeting the customer’s specifications, the Company will defer the recognition of product revenue and related costs until written customer acceptance is obtained.

For the six months ended June 30, 2016, the Company recorded warranty reserves totaling $0.5 million as a component of accrued expenses. These specific reserves principally relate to product warranty claims for a specific project. These claims are outside of the Company’s typical experience.

Additionally, during the three months ended June 30, 2016 a customer notified the Company of a specific product application issue. The customer continues to request and receive shipment of additional aerogel product and no claim has been made. The Company cannot be certain that it will not be subject to an additional warranty claim.

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

In August 2015, the FASB issued a deferral of ASU 2014-09, Revenue from Contracts with Customers. The standard will eliminate the transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. As a result of the deferral, public entities are required to apply the revenue recognition standard for the annual reporting period beginning on or after December 15, 2017, including interim periods within that annual reporting period. Early application is not permitted. The Company has not yet selected a transition method and is evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), which, for entities that do not measure inventory using the last-in, first-out (LIFO) or retail inventory method, changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The ASU also eliminates the requirement for these entities to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. Public entities are required to apply the standards for fiscal years beginning after December 15, 2016, including interim periods within those fiscal periods. Early adoption is permitted as of the beginning of an interim or annual period. The Company has not yet selected a transition method and is evaluating the effect that the updated standard will have on its consolidated financial statements and disclosures.

(3) Inventories

Inventories consist of the following:

	June 30, 2016	December 31, 2015
	(In thousands)
Raw materials	$4,022	$4,432
Finished goods	7,766	2,100

Total	$11,788	$6,532

(4) Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	June 30, 2016	December 31, 2015	Useful life
	(In thousands)
Construction in progress	$11,675	$5,138	—
Buildings	23,885	23,884	30 years
Machinery and equipment	105,347	104,658	3-10 years
Computer equipment and software	7,221	6,888	3 years

Total	148,128	140,568
Accumulated depreciation	(66,982)	(62,246)

Property, plant and equipment, net	$81,146	$78,322

Depreciation expense was $4.8 million and $4.7 million for the six months ended June 30, 2016 and 2015, respectively.

Construction in progress totaled $11.7 million and $5.1 million at June 30, 2016 and December 31, 2015, respectively, which included engineering designs and other pre-construction costs for the planned manufacturing facility in Statesboro, Georgia of $5.8 million and $2.3 million at June 30, 2016 and December 31, 2015, respectively.

(5) Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2016	December 31, 2015
	(In thousands)
Employee compensation	$2,594	$4,184
Other accrued expenses	1,520	1,384

Total	$4,114	$5,568

(6) Commitments and Contingencies

Customer Supply Agreement

On June 21, 2016, the Company entered into a supply agreement and a side agreement (together, the supply agreement) and a joint development agreement with BASF SE (BASF). Pursuant to the supply agreement, the Company will sell exclusively to BASF the Company’s Spaceloft® A2 product at annual volumes to be specified by BASF, subject to certain volume limits. The supply agreement will terminate on December 31, 2027, if not renewed prior to such date. Upon expiration of the supply agreement, the Company will be subject to a post-termination supply commitment for an additional two years. The joint development agreement is designed to facilitate the collaboration between the parties on the development and commercialization of new products.

In addition, BASF will make a non-interest bearing prepayment to the Company in the aggregate amount of $22 million during the construction of the planned manufacturing facility in Statesboro, Georgia (Plant Two), subject to the Company’s prior satisfaction of certain preconditions. BASF shall pay the prepayment to the Company in eight equal consecutive quarterly installments commencing on the later of (i) October 1, 2016 or (ii) the first day of the calendar quarter following the date on which the Plant Two progress preconditions are met. Once commenced, BASF’s obligation to make such quarterly payments shall be subject to postponement in the event of delays of three months or more in the projected date of completion of Plant Two by a commensurate number of months. Quarterly prepayments of $2,750,000 are expected to begin October 1, 2016. BASF will also provide technical support targeting manufacturing productivity, product cost and profit margins.

After October 1, 2018, the Company will, at BASF’s instruction, credit up to 25.3% of any amounts invoiced by the Company for Spaceloft® A2 product sold to BASF against the prepayment balance. However, BASF has no obligation to purchase products under the supply agreement. If any of the prepayment remains uncredited against amounts invoiced by the Company as of September 30, 2023, BASF may request that the Company repay the uncredited amount to BASF in four equal quarterly installments beginning on December 31, 2023. The repayment obligation will be secured by a security interest in real estate, plant and equipment at the Company’s Rhode Island and Georgia manufacturing facilities.

Asset Retirement Obligation

As of December 31, 2015, the Company had asset retirement obligations (ARO) arising from requirements to perform certain asset retirement activities upon the termination of its Northborough, Massachusetts facility lease and upon disposal of certain machinery and equipment.

During the six months ended June 30, 2016, the Company incurred approximately $0.2 million in expenditures in support of completing the restoration of 31,577 square feet of space formerly utilized for manufacturing operations in the Northborough, Massachusetts facility. This manufacturing space was vacated and returned to the landlord on July 1, 2016.

On June 29, 2016, the Company executed an agreement to remain at the Northborough, Massachusetts facility through December 31, 2026. As part of the new agreement, the Company’s obligation to restore the remaining space in the Northborough facility was eliminated. The settlement of the remaining reserve balance of approximately $0.2 million was reclassified to other liabilities and will be amortized as a reduction to rent expense over the term of the new lease agreement.

Six months ended
June 30, 2016
(In thousands)
Balance at beginning of period	$397
Expenditures	(156)
Settlement of asset retirement obligation	(241)

Balance at end of period	$—

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

At both June 30, 2016 and December 31, 2015, the Company had no amounts drawn on the revolving credit facility. The Company had outstanding letters of credit backed by the revolving credit facility of $2.6 million and $2.7 million at June 30, 2016 and December 31, 2015, respectively, which reduce the funds otherwise available to the Company under the facility. Based on the available borrowing base, the effective amount available to the Company under the revolving credit facility at June 30, 2016 was $12.3 million after consideration of the $2.6 million of outstanding letters of credit. Under the revolving credit facility, the Company is required to comply with financial covenants relating to, among other items, minimum Adjusted EBITDA, maximum unfinanced capital expenditures and other non-financial covenants. At June 30, 2016, the Company was in compliance with all such financial covenants.

Letters of Credit

Pursuant to the terms of its existing Northborough, Massachusetts facility lease, the Company has been required to provide the landlord with letters of credit securing certain obligations. In addition, the Company has been required to provide certain customers with letters of credit securing obligations under commercial contracts. The Company had letters of credit outstanding for $2.6 million and $2.7 million at June 30, 2016 and December 31, 2015, respectively. These letters of credit are secured by the Company’s revolving credit facility.

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

Operating Leases

On June 29, 2016, the Company entered into a new lease agreement with Cabot II- MA1M03, LLC (Cabot Properties) to lease approximately 51,650 square feet of office space located in Northborough, MA, the location of the Company’s current headquarters. The new lease supersedes the existing lease between the Company and Cabot Properties. The lease term will commence on January 1, 2017 and cease on December 31, 2026. The annual base rent associated with the lease will be approximately $408,000 during the first year, and increase by approximately 3% annually for the term of the lease. The lease also provides for the payment by the Company of its pro rata share of real estate taxes and certain other expenses. Upon expiration of the lease term, the Company will have the right to extend the lease for an additional term of three years.

The new lease contains provisions for Cabot Properties to provide the Company with an allowance of up to $1.2 million to be utilized for the construction of improvements of the leased premises. The Company will account for these improvements in accordance with its capitalization policy. As reimbursements for certain improvements become due from Cabot Properties, the Company will account for the reimbursements as a lease obligation incentive. In addition, the new lease eliminated the Company’s obligation under the existing lease to restore a portion of the office space. This obligation was previously classified as an asset retirement obligation and the settlement of the remaining reserve balance of approximately $0.2 million was reclassified to other liabilities. These amounts will be recorded as a component of deferred rent in determining the minimum lease payments for the property.

(7) Net Loss Per Share

The computation of basic and diluted net loss per share consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except share and per share data)
Numerator:
Net loss	$(1,387)	$(2,743)	$(3,184)	$(5,532)

Denominator:
Weighted average shares outstanding, basic and diluted	23,111,127	22,999,988	23,087,299	22,996,152

Net loss per share, basic and diluted	$(0.06)	$(0.12)	$(0.14)	$(0.24)

Potentially dilutive common shares that were excluded from the computation of diluted net loss per share because they were anti-dilutive consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Common stock options	2,055,398	1,298,931	2,055,398	1,298,931
Restricted common stock units	759,230	521,599	759,230	521,599
Common stock warrants	115	131	115	131
Restricted common stock awards	153,277	54,005	153,277	54,005

Total	2,968,020	1,874,666	2,968,020	1,874,666

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

Our insulation is used by oil producers and the owners and operators of refineries, petrochemical plants, LNG facilities, power generating assets and other energy infrastructure. Our Pyrogel and Cryogel product lines have undergone rigorous technical validation by industry leading end-users and achieved significant market adoption. We also derive product revenue from the building materials and other end markets. Customers in these markets use our aerogels for applications as diverse as wall systems, military and commercial aircraft, trains, buses, appliances, apparel, footwear and outdoor gear.

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

Incentives provided by the Statesboro Entities will include property tax reductions and utility and site infrastructure improvements. The Development Authority will lease to us a 43.2 acre property for a term of five years, with an option to renew, in consideration for the payment of nominal rent, and grant us an option to purchase the property upon the earlier of the expiration or termination of the lease at a nominal price.

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

On June 21, 2016, we entered into a supply agreement and a side agreement (together, the supply agreement) and a joint development agreement with BASF SE (BASF). Pursuant to the supply agreement, we will sell exclusively to BASF our Spaceloft® A2 product at annual volumes to be specified by BASF, subject to certain volume limits. The supply agreement will terminate on December 31, 2027, if not renewed prior to such date. Upon expiration of the supply agreement, we will be subject to a post-termination supply commitment for an additional two years. The joint development agreement is designed to facilitate the collaboration between the parties on the development and commercialization of new products.

In addition, BASF will make a non-interest bearing prepayment to us in the aggregate amount of $22 million during the construction of the planned manufacturing facility in Statesboro, Georgia (Plant Two), subject to our prior satisfaction of certain preconditions related to the finalization of certain aspects of the product specification and the progress of the financing and construction of Plant Two, including securing a debt commitment from a third party lender for at least $30 million. BASF shall pay the prepayment to us in eight equal consecutive quarterly installments commencing on the later of (i) October 1, 2016 or (ii) the first day of the calendar quarter following the date on which the Plant Two progress preconditions are met. Once commenced, BASF’s obligation to make such quarterly payments shall be subject to postponement in the event of delays of three months or more in the projected date of completion of Plant Two by a commensurate number of months. Quarterly prepayments of $2,750,000 are expected to begin October 1, 2016. BASF will also provide technical support targeting manufacturing productivity, product cost and profit margins. In addition, prior to BASF paying any prepayment, we will be required to secure our obligation to repay the prepayments with a first priority security interest in all of our interest in real estate, machinery and equipment located at our existing manufacturing facility in East Providence, Rhode Island and that may, in the future, be located at Plant Two. Additionally, we will grant non-exclusive licenses to our subsidiaries under our intellectual property as necessary to operate such machinery and equipment.

After October 1, 2018, we will, at BASF’s instruction, credit up to 25.3% of any amounts invoiced by us for Spaceloft® A2 product sold to BASF against the prepayment balance. However, BASF has no obligation to purchase products under the supply agreement. If any of the prepayment remains uncredited against amounts invoiced by us as of September 30, 2023, BASF may request that we repay the uncredited amount to BASF in four equal quarterly installments beginning on December 31, 2023.

Our revenue for the six months ended June 30, 2016 was $60.5 million, which represented an increase of $6.9 from the six months ended June 30, 2015. Net loss for the six months ended June 30, 2016 was $3.2 million and net loss per diluted share was $0.14. Net loss for the six months ended June 30, 2015 was $5.5 million and net loss per diluted share was $0.24.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Product shipments in square feet	9,943	11,150	21,789	19,929

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

The following table presents a reconciliation of net loss, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net loss	$(1,387)	$(2,743)	$(3,184)	$(5,532)
Depreciation and amortization	2,416	2,574	4,826	4,759
Stock-based compensation (1)	1,433	1,404	2,803	2,699
Interest expense	39	45	78	90

Adjusted EBITDA	$2,501	$1,280	$4,523	$2,016

(1)	Represents non-cash stock-based compensation related to vesting and modifications of stock option grants, vesting of RSUs and vesting of restricted common stock.

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

Material is our most significant component of cost of product revenue and includes fibrous batting, silica materials and additives. Material costs as a percentage of product revenue vary from product to product due to differences in average selling prices, material requirements, blanket thicknesses and manufacturing yields. In addition, we provide warranties for our products and record the estimated cost within cost of sales in the period that the related revenue is recorded. As a result, material costs as a percentage of revenue will vary from period to period due to changes in the mix of aerogel products sold or the estimated cost of warranties. However, in general, we expect material costs in the aggregate to decline as a percentage of revenue as we seek to achieve higher selling prices, material sourcing improvements, quality improvements and manufacturing yield enhancements for our aerogel products.

Manufacturing expense is also a significant component of cost of revenue. As we increase manufacturing capacity through our planned construction and operation of a second manufacturing facility and, over time, potentially expand the production lines at this facility, we expect manufacturing expense as a percentage of product revenue will increase in the near-term following each expansion but will decrease in the long-term with increased revenues supported by the effect of completed capacity expansions.

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

Gross Profit

Our gross profit as a percentage of revenue is affected by a number of factors, including the mix of aerogel products sold, average selling prices, average material costs, our actual manufacturing costs and the costs associated with expansions and start-up of production capacity. Accordingly, we expect our gross profit in absolute dollars and as a percentage of revenue to vary from period to period. As we continue to build out our manufacturing capacity, we expect increased manufacturing expenses will periodically have a significant negative impact on gross profit in the short-term. However, in general, we expect gross profit to improve as a percentage of revenue in the long-term due to expected increases in manufacturing productivity and production volumes, supported by expected capacity expansions, improvements in manufacturing yields and realization of material purchasing efficiencies.

Operating Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Operating expenses include personnel costs, legal fees, professional fees, service fees, insurance premiums, travel expense, facilities related costs and other costs and fees. The largest component of our operating expenses is personnel costs, consisting of salaries, benefits, incentive compensation and stock-based compensation. We expect to continue to hire a significant number of new employees in order to support our anticipated growth. In any particular period, the timing and extent of personnel additions, legal activities, including patent enforcement actions, marketing programs, and a range of similar activities or actions could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue.

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

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs, incentive compensation, marketing programs, travel and related costs, consulting expenses and facilities related costs. We plan to expand our sales force and sales consultants globally to drive anticipated growth in customers and demand for our products. We expect that sales and marketing expenses will increase in absolute dollars but decrease as a percentage of revenue in the long-term.

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

Interest Expense

For the three and six months ended June 30, 2016 and 2015, interest expense consisted primarily of fees related to our revolving credit facility.

Provision for Income Taxes

We have incurred net losses since inception and have not recorded benefit provisions for U.S. federal income taxes or state income taxes since the tax benefits of our net losses have been offset by valuation allowances due to the uncertainty associated with the utilization of net operating loss carryforwards.

Results of Operations

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

The following tables set forth a comparison of the components of our results of operations for the periods presented:

Revenue

	Three Months Ended June 30,
	2016		2015		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
Revenue:
Product	$27,123	98%	$29,755	99%	$(2,632)	(9)%
Research services	595	2%	341	1%	254	74%

Total revenue	$27,718	100%	$30,096	100%	$(2,378)	(8)%

The following chart sets forth product shipments in square feet for the periods presented:

	Three Months Ended June 30,		Change
	2016	2015	Amount	Percentage
Product shipments in square feet (in thousands)	9,943	11,150	(1,207)	(11)%

Total revenue decreased $2.4 million, or 8%, to $27.7 million for the three months ended June 30, 2016 from $30.1 million in the comparable period in 2015 primarily as a result of a decrease in product revenue.

Product revenue decreased by $2.6 million, or 9%, to $27.1 million for the three months ended June 30, 2016 from $29.8 million in the comparable period in 2015. This decrease was principally the result of the decrease in sales of our aerogel products in the subsea market and by a major South Asian energy company, offset, in part, by an increase in sales in the European building materials market, the North American energy market and the remainder of the Asian energy market.

Product revenue for the three months ended June 30, 2016 included $4.5 million to a distributor in the North American energy market. Product revenue for the three months ended June 30, 2015 included $8.0 million to a major Asian energy company and $4.6 million to a Singapore based subsea contractor.

The average selling price per square foot of our products increased by $0.06, or 2%, to $2.73 per square foot for the three months ended June 30, 2016 from $2.67 per square foot for the three months ended June 30, 2015. This increase in average selling price had the effect of increasing product revenue by $0.6 million for the three months ended June 30, 2016 from the comparable period in 2015. In volume terms, product shipments decreased by 1.2 million square feet, or 11%, to 9.9 million square feet of aerogel products for the three months ended June 30, 2016, as compared to 11.2 million square feet for the three months ended June 30, 2015. The decrease in product volume had the effect of decreasing product revenue by $3.2 million for the three months ended June 30, 2016 from the comparable period in 2015.

Research services revenue increased $0.3 million, or 74%, to $0.6 million for the three months ended June 30, 2016 from $0.3 million in the comparable period in 2015. The increase was primarily due to the timing and amount of funding available under existing research contracts during the three months ended June 30, 2016 from the comparable period in 2015.

Product revenue was 98% and 99% of total revenue for the three months ended June 30, 2016 and 2015, respectively. Research services revenue was 2% and 1% of total revenue for the three months ended June 30, 2016 and 2015, respectively.

Cost of Revenue

	Three Months Ended June 30,
	2016			2015			Change
	Amount	Percentage of Related Revenue	Percentage of Total Revenue	Amount	Percentage of Related Revenue	Percentage of Total Revenue	Amount	Percentage
	($ in thousands)
Cost of revenue:
Product	$20,723	76%	75%	$24,814	83%	82%	$(4,091)	(16)%
Research services	342	57%	1%	173	51%	1%	169	98%

Total cost of revenue	$21,065	76%	76%	$24,987	83%	83%	$(3,922)	(16)%

Total cost of revenue decreased $3.9 million, or 16%, to $21.1 million for the three months ended June 30, 2016 from $25.0 million in the comparable period in 2015. The decrease in total cost of revenue was the result of a decrease of $4.7 million in material costs, offset in part, by an increase of $0.6 million in manufacturing expense and an increase of $0.2 million in cost of research services.

Product cost of revenue decreased $4.1 million, or 16%, to $20.7 million for the three months ended June 30, 2016 from $24.8 million in the comparable period in 2015. The $4.1 million decrease was the result of a $4.7 million decrease in material costs, offset, in part, by a $0.6 million increase in manufacturing expense year over year. The decrease in material costs was principally driven by the 1.2 million square foot, or 11%, decrease in product shipments period over period, in combination with an improvement in product manufacturing yields and a favorable mix of products sold. The increase in manufacturing expense was the result of increases in compensation expense of $0.2 million and maintenance expense of $0.6 million, offset, in part, by decreases in utility costs of $0.1 million and depreciation expense of $0.1 million.

Product cost of revenue as a percentage of product revenue decreased to 76% during the three months ended June 30, 2016 from 83% during the three months ended June 30, 2015 due to a favorable mix of products sold, the impact of price increases, and improved capacity utilization, manufacturing productivity, and product manufacturing yields.

Research services cost of revenue increased $0.2 million, or 98%, to $0.3 million for the three months ended June 30, 2016 from $0.2 million in the comparable period in 2015. The increase in cost of research services revenue was due to the 74% increase in research services revenue during the three months ended June 30, 2016 and an increase in the use of outside consultants to support the contracted research.

Gross Profit

	Three Months Ended June 30,
	2016		2015		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
Gross profit	$6,653	24%	$5,109	17%	$1,544	30%

Gross profit increased $1.5 million, or 30%, to $6.7 million for the three months ended June 30, 2016 from $5.1 million in the comparable period in 2015. The increase in gross profit reflected the $4.7 million decrease in material costs associated with the 1.2 million square foot, or 11%, decrease in product shipments period over period, in combination with improved product manufacturing yields and a favorable mix of products sold, offset, in part, by the $2.4 million reduction in total revenue, the $0.6 million increase in manufacturing expense, and the $0.1 million increase in cost of research services revenue.

Gross profit as a percentage of total revenue increased to 24% of total revenue for the three months ended June 30, 2016 from 17% in the comparable period in 2015.

Research and Development Expenses

	Three Months Ended June 30,
	2016		2015		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
Research and development expenses	$1,286	5%	$1,551	5%	$(265)	(17)%

Research and development expenses decreased $0.3 million, or 17%, to $1.3 million for the three months ended June 30, 2016 from $1.6 million in the comparable period in 2015. The $0.3 million decrease was primarily due to an increase of $0.3 million in payroll costs allocated to cost of research services revenue or capitalized to construction in process.

Research and development expenses as a percentage of total revenue were 5% for the three months ended June 30, 2016 and 2015.

In the long-term, we expect to increase investment in research, development and engineering personnel, projects and infrastructure in support of efforts to develop new products, technologies and markets. However, we expect that research and development expenses will decline as a percentage of total revenue in the long-term due to projected growth in product revenue.

Sales and Marketing Expenses

	Three Months Ended June 30,
	2016		2015		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
Sales and marketing expenses	$2,821	10%	$2,722	9%	$99	4%

Sales and marketing expenses increased $0.1 million, or 4%, to $2.8 million for the three months ended June 30, 2016 from $2.7 million in the comparable period in 2015. The $0.1 million increase was primarily due to an increase of $0.1 million in travel related expenses.

Sales and marketing expenses as a percentage of total revenue increased to 10% for the three months ended June 30, 2016 from 9% in the comparable period in 2015 due principally to the decline in total revenue during the three months ended June 30, 2016.

In the long-term, we plan to continue to expand our sales force to support anticipated growth in customers and demand for our products. However, we expect that sales and marketing expenses will decrease as a percentage of total revenue in the long-term due to projected growth in product revenue.

General and Administrative Expenses

	Three Months Ended June 30,
	2016		2015		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
General and administrative expenses	$3,894	14%	$3,534	12%	$360	10%

General and administrative expenses increased $0.4 million, or 10% to $3.9 million during the three months ended June 30, 2016 from $3.5 million in the comparable period in 2015. The $0.4 million increase was primarily the result of the expenditure of $0.4 million in legal fees and expenses related to our patent enforcement actions, and an increase in other legal fees of $0.1 million, offset, in part, by a decrease in compensation related expenses of $0.2 million.

General and administrative expenses as a percentage of total revenue increased to 14% for the three months ended June 30, 2016 from 12% in the comparable period in 2015. This increase was due to the combination of the increase in general and administrative expenses and the decline in total revenue during the three months ended June 30, 2016.

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

	Three Months Ended June 30,
	2016		2015		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
Interest expense	$(39)	0%	$(45)	0%	$6	13%

Interest expense of less than $0.1 million during the three months ended June 30, 2016 and 2015 was comprised primarily of costs related to our revolving credit facility.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

The following tables set forth a comparison of the components of our results of operations for the periods presented:

Revenue

	Six Months Ended June 30,
	2016		2015		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
Revenue:
Product	$59,409	98%	$52,966	99%	$6,443	12%
Research services	1,130	2%	630	1%	500	79%

Total Revenue	$60,539	100%	$53,596	100%	$6,943	13%

The following chart sets forth product shipments in square feet for the periods presented:

	Six Months Ended June 30,		Change
	2016	2015	Amount	Percentage
Product shipments in square feet (in thousands)	21,789	19,929	1,860	9%

Total revenue increased $6.9 million, or 13%, to $60.5 million for the six months ended June 30, 2016 from $53.6 million in the comparable period in 2015 due to a $6.4 million increase in product revenue and a $0.5 million increase in research services revenue.

Product revenue increased by $6.4 million, or 12%, to $59.4 million for the six months ended June 30, 2016 from $53.0 million in the comparable period in 2015. This increase was principally the result of an increase in sales of our aerogel products in the Asian petrochemical market and the European building materials market, offset, in part, by declines in the subsea market and in the North American and European energy markets. The increase in product revenue during the six months ended June 30, 2016 also reflects price increases enacted in late 2015 and was supported by the increase in manufacturing capacity associated with operation of the third production line in the East Providence facility which began operation at the end of the first quarter in 2015.

Product revenue for the six months ended June 30, 2016 included $9.2 million to a distributor in the North American energy market and $8.5 million to a major Asian energy company. Product revenue for the six months ended June 30, 2015 included $8.7 million to a major Asian energy company and $7.7 million to a distributor in the North American energy market.

The average selling price per square foot of our products increased by $0.07, or 3%, to $2.73 per square foot for the six months ended June 30, 2016 from $2.66 per square foot for the six months ended June 30, 2015. This increase in average selling price contributed $1.4 million to the increase in product revenue during the six months ended June 30, 2016. In volume terms, product shipments increased 1.9 million square feet, or 9%, to 21.8 million square feet of aerogel products for the six months ended June 30, 2016, as compared to 19.9 million square feet for the six months ended June 30, 2015. The increase in product volume contributed approximately $5.0 million to the increase in product revenue during the six months ended June 30, 2016.

Research services revenue increased $0.5 million, or 79%, to $1.1 million for the six months ended June 30, 2016 from $0.6 million in the comparable period in 2015. The increase was primarily due to the timing and amount of funding available under existing research contracts during the six months ended June 30, 2016 from the comparable period in 2015.

Product revenue was 98% and 99% of total revenue for the six months ended June 30, 2016 and 2015, respectively. Research services revenue was 2% and 1% of total revenue for the six months ended June 30, 2016 and 2015, respectively. We expect that product revenue will continue to constitute the vast majority of total revenue generated during 2016.

Cost of Revenue

	Six Months Ended June 30,
	2016			2015			Change
	Amount	Percentage of Related Revenue	Percentage of Total Revenue	Amount	Percentage of Related Revenue	Percentage of Total Revenue	Amount	Percentage
	($ in thousands)
Cost of revenue:
Product	$46,715	79%	77%	$43,659	82%	81%	$3,056	7%
Research services	644	57%	1%	313	50%	1%	331	106%

Total cost of revenue	$47,359	78%	78%	$43,972	82%	82%	$3,387	8%

Total cost of revenue increased $3.4 million, or 8%, to $47.4 million for the six months ended June 30, 2016 from $44.0 million in the comparable period in 2015. The increase in total cost of revenue was the result of an increase of $2.6 million in manufacturing expense, an increase of $0.5 million in material costs, and an increase of $0.3 million in cost of research services.

Product cost of revenue increased $3.1 million, or 7%, to $46.7 million for the six months ended June 30, 2016 from $43.7 million in the comparable period in 2015. The $3.1 million increase was the result of a $2.6 million increase in manufacturing expense and an increase in material costs of $0.5 million. The increase in manufacturing expense was the result of increases in compensation expense of $1.0 million, maintenance and operating supplies expenses of $1.2 million, utility costs of $0.2 million and depreciation expense of $0.2 million resulting from operation of the third production line in the East Providence manufacturing facility which commenced operation in March 2015. Despite year over year growth in product volume of 9% during the six months ended June 30, 2015, material costs growth was limited to $0.5 million, or 2%, due to improvements in manufacturing productivity and product yields versus the comparable period in 2015.

Product cost of revenue as a percentage of product revenue decreased to 79% during the six months ended June 30, 2016 from 82% during the six months ended June 30, 2015 due primarily to improvements in manufacturing productivity and yields.

Research services cost of revenue increased $0.3 million, or 106%, to $0.6 million for the six months ended June 30, 2016 from $0.3 million in the comparable period in 2015. The increase in cost of research services revenue was due to the 79% increase in research services revenue during the six months ended June 30, 2016, in combination with the increased use of outside consultants to support the contracted research.

Gross Profit

	Six Months Ended June 30,
	2016		2015		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
Gross profit	$13,180	22%	$9,624	18%	$3,556	37%

Gross profit increased $3.6 million, or 37%, to $13.2 million for the six months ended June 30, 2016 from $9.6 million in the comparable period in 2015. The increase reflected $5.0 million related to increased volume supported by output from the third production line in the East Providence manufacturing facility, $1.4 million in incremental contribution from an effective 3% sales price increase, and $0.2 million in higher contribution due to the increase in research services revenue, offset, in part, by the increase in material costs of $0.5 million and the $2.6 million increase in manufacturing expense related principally to operation of the third production line.

Gross profit as a percentage of total revenue increased to 22% of total revenue for the six months ended June 30, 2016 from 18% in the comparable period in 2015 due principally to improvements in manufacturing productivity and yields.

Research and Development Expenses

	Six Months Ended June 30,
	2016		2015		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
Research and development expenses	$2,596	4%	$2,855	5%	$(259)	(9)%

Research and development expenses decreased $0.3 million, or 9%, to $2.6 million for the six months ended June 30, 2016 from $2.9 million in the comparable period in 2015. The $0.3 million decrease was primarily due to an increase of $0.3 million in payroll costs allocated to cost of research services revenue or capitalized to construction in process.

Research and development expenses as a percentage of total revenue decreased to 4% for the six months ended June 30, 2016 from 5% in the comparable period in 2015 due to both the decrease in research and development expenses and the increase in total revenue during the six months ended June 30, 2016.

In the long-term, we expect to increase investment in research, development and engineering personnel, projects and infrastructure in support of efforts to develop new products, technologies and markets. However, we expect that research and development expenses will decline as a percentage of total revenue in the long-term due to projected growth in product revenue.

Sales and Marketing Expenses

	Six Months Ended June 30,
	2016		2015		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
Sales and marketing expenses	$5,883	10%	$5,054	9%	$829	16%

Sales and marketing expenses increased $0.8 million, or 16%, to $5.9 million for the six months ended June 30, 2016 from $5.1 million in the comparable period in 2015. The $0.8 million increase was primarily due to an increase of $0.4 million in payroll and related costs, $0.2 million in travel expenses and $0.2 million in product marketing expenses.

Sales and marketing expenses as a percentage of total revenue increased to 10% for the six months ended June 30, 2016 from 9% in the comparable period in 2015. This increase was the result of the 16% rate of growth in sales and marketing expenses and the 8% rate of growth in total revenue during the six months ended June 30, 2016.

In the long-term, we plan to continue to expand our sales force to support anticipated growth in customers and demand for our products. However, we expect that sales and marketing expenses will decrease as a percentage of total revenue in the long-term due to projected growth in product revenue.

General and Administrative Expenses

	Six Months Ended June 30,
	2016		2015		Change
	Amount	Percentage of Revenue	Percentage	Percentage of Revenue	Amount	Percentage
	($ in thousands)
General and administrative expenses	$7,807	13%	$7,157	13%	$650	9%

General and administrative expenses increased $0.7 million, or 9%, to $7.8 million during the six months ended June 30, 2016 from $7.2 million in the comparable period in 2015. The $0.7 million increase was primarily the result of the expenditure of $0.6 million in legal fees and expenses related to our patent enforcement actions.

General and administrative expenses as a percentage of total revenue remained consistent at 13% for the six months ended June 30, 2016 and 2015. We expect to continue to increase general and administrative personnel and expense levels in the long term to support the anticipated growth of our business and continued expansion of our manufacturing operations. We also expect that the patent enforcement actions, described in more detail under “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q, will result in a significant near term increase in legal expense.

Interest Expense

	Six Months Ended June 30,
	2016		2015		Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
Interest expense	$(78)	0%	$(90)	0%	$12	13%

Interest expense of less than $0.1 million during the six months ended June 30, 2016 and 2015 was comprised primarily of costs related to our revolving credit facility.

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

We believe that our existing cash balance and anticipated available credit will be sufficient to fund a portion of the design, development and construction of our second manufacturing facility. We expect to supplement our cash balance and available credit with anticipated cash flows from operations, local government grants, debt financings and potentially equity financings to provide the capital required to complete the first production line in our second manufacturing facility.

Primary Sources of Liquidity

Our principal sources of liquidity are currently our cash and cash equivalents and our revolving credit facility with Silicon Valley Bank. Cash and cash equivalents consist primarily of cash and money market accounts on deposit with banks. As of June 30, 2016, we had $19.7 million of cash and cash equivalents.

At June 30, 2016, our only debt obligations were $0.1 million related to capital lease obligations. At June 30, 2016, we also had $2.6 million of outstanding letters of credit secured by the revolving credit facility with Silicon Valley Bank.

We initially entered into the revolving credit facility with Silicon Valley Bank in March 2011. This facility was amended from time to time through 2014. On September 3, 2014, we further amended the loan and security agreement to extend the maturity date of the revolving credit facility to August 31, 2016 and to increase the maximum amount we are permitted to borrow, subject to continued covenant compliance and borrowing base requirements, from $10.0 million to $20.0 million. At our election, the interest rate applicable to borrowings under the amended revolving credit facility may be based on the prime rate or LIBOR. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 1.75% per annum, while LIBOR-based rates vary from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum. In addition, we are required to pay a monthly unused revolving line facility fee of 0.5% per annum of the average unused portion of the revolving credit facility.

Due to the borrowing base limitations of the revolving credit facility, the effective amount available to us under the facility at June 30, 2016 was $12.3 million after giving effect to the $2.6 million of letters of credit outstanding. As of June 30, 2016, we had no outstanding balances drawn on the revolving credit facility.

We are considering various options with respect to our revolving credit facility that expires on August 31, 2016, including a possible extension or amendment of the facility or a potential refinancing.

Analysis of Cash Flow

Net Cash Used in Operating Activities

During the six months ended June 30, 2016, we used $5.2 million in net cash from operating activities, as compared to $0.6 million in net cash during the comparable period in 2015, an increase in the use of cash of $4.6 million. This increase was primarily the result of an increase in cash from changes in operating assets and liabilities of $7.1 million, offset, in part, by a decrease in cash from an improvement in net loss adjusted for non-cash items in the period of $2.5 million.

Net Cash Used in Investing Activities

Net cash used in investing activities is primarily related to capital expenditures to support our growth and investment in marketable securities. Net cash used in investing activities for the six months ended June 30, 2016 and 2015 was $7.7 million and $19.5 million, respectively.

Net cash used in investing activities for the six months ended June 30, 2016 included a total of $7.7 million in capital expenditures for engineering design and other pre-construction costs related to our planned manufacturing facility in Statesboro, Georgia, and machinery and equipment to improve the throughput and efficiency of our East Providence facility. Net cash used in investing activities for the six months ended June 30, 2015 included $17.0 million of capital expenditures primarily to construct the third production line in our East Providence manufacturing facility and $2.5 million for the purchase of marketable securities.

Net Cash Used in Financing Activities

Net cash used in financing activities for the six months ended June 30, 2016 totaled $0.1 million and consisted of $0.1 million for payments made for employee tax withholdings associated with the vesting of restricted stock units and less than $0.1 million for repayments of obligations under capital leases. Net cash used in financing activities for the six months ended June 30, 2015 totaled less than $0.1 million for repayments of obligations under capital leases.

Off Balance Sheet Arrangements

Since our inception, we have not engaged in any off balance sheet activities as defined in Item 303(a)(4) of Regulation S-K.

Contractual Obligations and Commitments

The following are the material changes to our contractual obligations and commitments as reported in our Annual Report on Form 10-K for the year ending December 31, 2015, filed with the SEC on March 4, 2016.

Operating Leases

On June 29, 2016, we entered into an Industrial Real Estate Lease, or the Lease, with Cabot II- MA1M03, LLC, or Cabot Properties to lease approximately 51,650 square feet of space located at 30 Forbes Road, Northborough, MA 01532, the location of our current headquarters. The Lease supersedes the Multi-Tenant Industrial Net Lease dated as of August 20, 2001, as amended, by and between us and TMT 290 Industrial Park, Inc., Cabot Properties’ predecessor-in-interest. The term of the Lease begins on January 1, 2017 and ends on December 31, 2026. The annual base rent associated with the Lease will be approximately $408,000 during the first year, increasing by approximately 3% annually for the term of the Lease, to be paid monthly. The Lease also provides for our payment of our pro rata share of real estate taxes and certain other expenses. Upon expiration of the Lease term, we will have the right to extend the Lease for an additional term of three years.

Supply Agreement

On June 21, 2016, we entered into a supply agreement and a side agreement (together, the supply agreement) with BASF SE, or BASF. Pursuant to the supply agreement, we will sell exclusively to BASF our Spaceloft ® A2 product, or the Product, at annual volumes to be specified by BASF, subject to certain volume limits. Pricing shall be based on a cost-plus formula. The supply agreement also specifies the markets in which BASF will be permitted to sell Product. The supply agreement will terminate on December 31, 2027, if not renewed prior to such date. Upon expiration of the supply agreement, we will be subject to a post-termination supply commitment for an additional two years. In addition to the customary terms associated with supply agreements, in order to support our anticipated investment in a second manufacturing facility, or Plant Two, BASF will make a non-interest bearing advance to us in the aggregate amount of $22 million, or the Pre-Payment, during the construction of Plant Two, subject to our prior satisfaction of certain preconditions related to the finalization of certain aspects of the Product specification and the progress of the financing and construction of Plant Two, including securing a debt commitment from a third party lender for at least $30 million. In addition, prior to BASF paying any Pre-Payment, we will be required to secure our obligation to repay the Pre-Payment with a first priority security interest in all of our interest in real estate, machinery and equipment located at our existing manufacturing facility in East Providence, Rhode Island and that may, in the future, be located at Plant Two. Additionally, we will grant non-exclusive licenses to our subsidiaries under our intellectual property as necessary to operate such machinery and equipment. BASF shall pay the Pre-Payment to us in eight equal consecutive quarterly installments commencing on the later of (i) October 1, 2016 or (ii) the first day of the calendar quarter following the date on which the Plant Two progress preconditions are met. Once commenced, BASF’s obligation to make such quarterly payments shall be subject to postponement in the event of delays of three months or more in the projected date of completion of Plant Two by a commensurate number of months. After October 1, 2018, we will, at BASF’s instruction, credit up to 25.3% of any amounts that we invoice for Product sold to BASF against the Pre-Payment. BASF has no obligation to purchase Product under the supply agreement. If any of the Pre-Payment remains uncredited against amounts that we invoice as described above as of September 30, 2023, BASF may request that we repay the unused amount to BASF in four equal quarterly installments beginning on December 31, 2023. Notwithstanding the foregoing, we may repay the Pre-Payment to BASF at any time in whole or in part for any reason. In the event of a sale of all or substantially all of our assets or a change of control of the Company, BASF may in certain instances have the right to terminate the supply agreement, in which case any uncredited amount of the Pre-Payment as of such sale or change of control will be due and payable to BASF within 30 days of the relevant transaction.

Joint Development Agreement

Contemporaneous with the execution of supply agreement, we and BASF also entered into a Joint Development Agreement, or the JDA, setting forth the rights and obligations of us and BASF with respect to collaboration between the parties on the development and commercialization of new products. Under the JDA, each party may propose that the parties enter into joint efforts to seek to develop one or more products or services for commercialization on terms to be agreed by the parties. The JDA establishes a joint steering committee with equal representation from each of us and BASF to oversee any such collaboration. Unless otherwise agreed, all intellectual property created in the performance of joint development activities will generally be jointly owned by us and BASF. The JDA will have an initial term of two years with the option for the parties to renew at the expiration. Either party may terminate the JDA for any reason with 90-days prior notice to the other party, provided that such termination will not terminate any project under the JDA then in progress, with any such ongoing project able to be terminated by either party for any reason on 90-days prior notice to the other party.

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

Certain Factors That May Affect Future Results of Operations

The Securities and Exchange Commission, or SEC, encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about: our beliefs in the appropriateness of our assumptions, the accuracy of our estimates regarding expenses, loss contingencies, future revenues, future profits, uses of cash, available credit, capital requirements, and the need for additional financing; the performance of our aerogel blankets; our plans to construct a second manufacturing facility in Statesboro, Georgia; the estimated effects of our planned second manufacturing facility on our annual nameplate capacity; our estimates of annual production capacity; our strategic partnership with BASF and the potential benefits of such a relationship, including the potential for it to create new product and market opportunities; our supply agreement with BASF, our exclusive supply to BASF of its Spaceloft® A2 product, the potential for future cash advances from BASF under the supply agreement (payment of which are subject to certain conditions) to provide a source of financing for some portion of the cost of the planned construction of our proposed manufacturing plant expected to be located in Statesboro, Georgia, and the potential for BASF to become a significant customer for our products; our joint development agreement with BASF, the potential for it to support the development of new aerogel products and technologies, and the potential for it to assist our market diversification and growth strategy; our beliefs about the usefulness of the square foot operating metric; our beliefs about the financial metrics that are indicative of our core performance; our beliefs about the usefulness of our presentation of Adjusted EBITDA; our expectations about the effect of manufacturing capacity on financial metrics such as Adjusted EBITDA; our beliefs about the outcome, effects or estimated costs of current or potential litigation or their respective timing, including expected legal expense in connection with the Company’s patent enforcement actions; our expectations about hiring additional personnel; our plans to devote substantial resources to the development of new aerogel technology; our expectations about product mix; our beliefs about the impact of sales price increases; our expectations about future material costs and manufacturing expenses as a percentage of revenue; our expectations of future gross profit and the effect of manufacturing expenses, manufacturing capacity and productivity on gross profit; our expectations about our resources and other investments in new technology and related research and development activities and associated expenses; our expectations about short and long term (a) research and development (b) general and administrative and (c) sales and marketing expenses; our expectations of continued revenue growth, increased gross profit, and improving cash flows over the long term; our expectations about incurring significant capital expenditures in the future; our expectations about the expansion of our workforce and resources and its effect on sales and marketing, general and administrative, and related expenses; our expectations about future product revenue and growth of demand for our products; our expectations about the effect of stock based compensation on various costs and expenses; our expectations about potential sources of future financing; our beliefs about the impact of accounting policies on our financial statements; our beliefs about the effect of interest rates, inflation and foreign currency fluctuations on our results of operations and financial condition; and our beliefs about the expansion of our international operations.

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

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business. At June 30, 2016, we had unrestricted cash and cash equivalents of $19.7 million. These amounts were held for working capital and capital expansion purposes and were invested primarily in deposit and money market accounts at a major financial institution in North America. Due to the short-term nature of these investments, we believe that our exposure to changes in the fair value of our cash as a result of changes in interest rates is not material.

As of June 30, 2016, we have no debt outstanding other than capital lease obligations of approximately $0.1 million with fixed interest rates. At June 30, 2016, we also had $2.6 million of outstanding letters of credit.

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

Due to the borrowing base limitations, the effective amount available to us under the revolving credit facility at June 30, 2016 was $12.3 million after giving effect to the $2.6 million of letters of credit outstanding. As of June 30, 2016, we had no outstanding balances drawn on the revolving credit facility.

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

As of June 30, 2016, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded, that, as of June 30, 2016, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. During the three months ended June 30, 2016, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

On May 5, 2016, we filed a complaint for patent infringement against Nano Tech Co., Ltd. and Guangdong Alison Hi-Tech., Ltd. (together, the “Respondents”) in the United States International Trade Commission (the “ITC”). The ITC complaint alleges that these two China-based companies have engaged and are engaging in unfair trade practices by importing aerogel products in the United States that infringe several of the Company’s patents. In the ITC complaint, we are seeking exclusion orders directing United States Customs and Border Protection to stop the importation of infringing products. On June 2, 2016, the ITC instituted an investigation based on our complaint. The investigation is ongoing with participation from Respondents through their respective counsel.

On April 11, 2016 we also filed a patent infringement suit at the District Court in Mannheim, Germany against the Respondents and two European distributors. We have since settled with one European distributor in exchange for a commitment not to procure infringing products and cooperation with our case and the litigation against the other defendants is ongoing.

Due to their nature, it is difficult to predict the outcome or the costs involved in any litigation. Furthermore, the Respondents may have significant resources and interest to litigate and therefore, this litigation could be protracted and may ultimately involve significant legal expenses. In addition to the foregoing, we have been and may be from time to time party to other legal proceedings that arise in the ordinary course of business and to other patent enforcement actions to assert our patent rights.

Item 1A.	Risk Factors.

The following are material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Failure by us to develop, maintain and strengthen strategic relationships with industry leaders to commercialize our products, particularly in the building and construction market, may adversely affect our results of operations and our ability to grow our business.

Our business strategy requires us to align the design and performance attributes of our products to the evolving needs of the market. To facilitate this process, we have sought out partnerships and relationships with industry leaders in order to assist in the development and commercialization of our products. We face competition from other manufacturers of insulation in seeking out and entering into such partnerships and relationships with industry leaders in our target markets and we may therefore not be successful in establishing strategic relationships in those markets.

In the building and construction market, we have entered into a supply agreement and a side agreement (together, the supply agreement) and a joint development agreement with BASF SE (BASF). Pursuant to the supply agreement, we will sell exclusively to BASF our Spaceloft® A2 product at annual volumes to be specified by BASF, subject to certain volume limits. The joint development agreement is designed to facilitate the collaboration between the parties on the development and commercialization of new products.

In addition, under the supply agreement, BASF will make a non-interest bearing prepayment to us in the aggregate amount of $22 million during the construction of the planned manufacturing facility in Statesboro, Georgia (Plant Two), subject to our prior satisfaction of certain preconditions related to the finalization of certain aspects of the product specification and the progress of the financing and construction of Plant Two. Once commenced, BASF’s obligation to make such quarterly payments shall be subject to postponement in the event of delays of three months or more in the projected date of completion of Plant Two by a commensurate number of months. Prior to BASF paying any prepayment, we will be required to secure our obligation to repay the prepayments with a first priority security interest in all of our interest in real estate, machinery and equipment located at our existing manufacturing facility in East Providence, Rhode Island and that may, in the future, be located at Plant Two. Additionally, we will grant non-exclusive licenses to our subsidiaries under our intellectual property as necessary to operate such machinery and equipment and such license will be transferable to BASF should it take possession of such collateral. BASF has no obligation to purchase products under the supply agreement and BASF may require us to repay any amount of the prepayment that remains uncredited against amounts invoiced by us.

BASF has not yet placed any orders for product under the supply agreement and there can be no assurance that BASF will ever do so. Even if BASF were to place orders, there can be no assurance that BASF will ever be a significant customer for our products.

With respect to the prepayment by BASF, we may be unable to meet the conditions to which the prepayment by BASF is subject, including with respect to the finalization of certain aspects of the product specification and the progress of the financing and construction of our planned Plant Two, which would eliminate one of our expected sources of financing for a portion of the construction of Plant Two. Furthermore, there can be no assurance that we or BASF will be able to perform under the supply agreement or the joint development agreement or achieve our or its respective goals with respect to the supply agreement, the joint development agreement or the broader relationship between us and BASF.

In the event that we are unable to develop products that meet market needs or maintain our relationship with BASF, we may be required to find less prominent partners in the building and construction market and we may be less able or unable to successfully penetrate that market. As a result of any of the above, we may lessen or lose our ability to grow our business in the building and construction market and to finance and construct our planned Plant Two, which could adversely affect our business, financial condition and results of operations, including impairing our profitability.

We have entered into and may enter into in the future agreements that may limit our ability to broadly market our products or could involve future obligations, which could make it more difficult for us to commercialize certain of our products and negatively affect our business and results of operations.

We have a joint development agreement with BASF to develop products in the building and construction market. In order to develop and commercialize our products, we may enter into additional joint development agreements or commercial arrangements. We cannot be certain that any products will be successfully developed under any such agreement or, even if developed, that they will be successfully produced or commercialized. These agreements may contain exclusivity, ownership and other terms that may limit our ability to commercialize any products or technology developed in connection with such agreements, including in ways that we do not envision at the time of entering into the agreement. In addition, these agreements may not obligate either party to make any purchases and may contain technical specifications that must be achieved to the satisfaction of our partner, which we cannot be certain we will be able to achieve. If our ability to commercialize products or technology developed in connection with these agreements is limited or if we fail to achieve the technical specifications that may be required, then our business, financial condition and results of operations could be materially adversely affected.

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

Where we consider it appropriate, our strategy is to seek patent protection in the United States and other countries on technologies used in or relating to our aerogel product forms, applications and manufacturing technologies. As of June 30, 2016, we had 31 issued U.S. patents and 55 issued foreign patents, including two U.S. patents and 17 foreign patents that we co-own with third parties. The issuance of a patent is not conclusive as to its scope, validity or enforceability. Thus, any patent held by us or to be issued to us from a pending patent application, could be challenged, invalidated or held unenforceable in litigation or proceedings before the U.S. Patent and Trademark Office, or USPTO, and/or other patent tribunals. Third parties could develop technologies that circumvent the patent protection we have secured. No consistent policy regarding the breadth of patent claims has emerged to date in the United States and the landscape could become more uncertain in view of future rule changes by the USPTO, the introduction of patent reform legislation and decisions in patent law cases by the federal courts including the United States Supreme Court.

The patent landscape outside the United States is even less predictable. As a result, the validity and enforceability of patents cannot be predicted with certainty. For example, we are aware of competitors that manufacture and market aerogel insulation products in China, where it may be difficult for us to enforce our intellectual property rights against these or other competitors. On May 5, 2016, we filed a complaint for patent infringement against Nano Tech Co., Ltd. and Guangdong Alison Hi-Tech., Ltd. (together, Respondents) in the United States International Trade Commission (ITC). We also filed a patent infringement suit on April 11, 2016 at the District Court in Mannheim, Germany against the Respondents and two European distributors. We have since settled with one European distributor in exchange for a commitment not to procure infringing products and cooperation with our case, and the litigation against the other defendants is ongoing. See “—We have initiated intellectual property litigation that will be costly, and could limit or invalidate our intellectual property rights, divert time and efforts away from business operation, require us to pay damages and/or otherwise have an adverse material impact on our business, and we could become subject to additional intellectual property litigation in the future” below.

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

As of June 30, 2016, we had 23 pending U.S. patent applications and 52 pending foreign patent applications, including two pending U.S. patent application and two foreign pending patent applications that we co-own with other third parties. Our pending patent applications are directed to various enabling technologies for the product forms, applications and manufacturing technologies that support our current business, as well as aspects of products under development or contemplated for the future. The issuance of patents from these applications involves complex legal and factual questions and, thus, we cannot provide assurance that any of our pending patent applications will result in the issuance of patents to us. The USPTO, relevant foreign patent offices and other relevant patent tribunals may deny or require significant narrowing of claims in our pending patent applications. Patents issued as a result of any of our pending patent applications may not cover our enabling technology and/or the products or processes that support our current or future business or afford us with significant commercial protection against others with similar technology. Proceedings before the USPTO could result in adverse decisions as to the priority of our inventions and the narrowing or invalidation of claims in issued patents. In addition, our pending patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus foreign patent applications may not be granted even if counterpart United States patents are issued.

We have initiated intellectual property litigation that will be costly, and could limit or invalidate our intellectual property rights, divert time and efforts away from business operation, require us to pay damages and/or otherwise have an adverse material impact on our business, and we could become subject to additional such intellectual property litigation in the future.

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

On May 5, 2016, we filed a complaint for patent infringement against Nano Tech Co., Ltd. and Guangdong Alison Hi-Tech., Ltd. in the United States International Trade Commission. The ITC complaint alleges that these two China-based companies have engaged and are engaging in unfair trade practices by importing and selling aerogel products in the United States that infringe several of the Company’s patents. In the ITC complaint, we are seeking exclusion orders directing United States Customs and Border Protection to stop the importation of infringing products. On June 2, 2016, the ITC instituted an investigation based on our complaint. The investigation is ongoing with participation from the Respondents through their respective counsel. We also filed a patent infringement suit on April 11, 2016 at the District Court in Mannheim, Germany against the Respondents and two European distributors. We have since settled with one European distributor in exchange for a commitment not to procure infringing products and cooperation with our case, and the litigation against the other defendants is ongoing. Due to their nature, it is difficult to predict the outcome or the costs involved in any litigation. Furthermore, the Respondents may have significant resources and interest to litigate and therefore, this litigation could be protracted and may ultimately involve significant legal expenses.

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

In the case of any of the above, litigation may be necessary to enforce, protect or defend our intellectual property rights or to determine the validity and scope of the intellectual property rights of others. Any such litigation, including our ongoing patent enforcement actions described above, could be unsuccessful, cause us to incur substantial costs, divert resources and the efforts of our personnel away from daily operations, harm our reputation and/or result in the impairment of our intellectual property rights. In some cases, litigation may be threatened or brought by a patent holding company (otherwise known as non-practicing entities or patent “trolls”) or other adverse patent owner who has no relevant product revenues and against which our patents may provide little or no deterrence. If we are found to infringe any patents, regardless of whether in litigation is brought against us by third parties or, as in the case of our ongoing patent enforcement actions described above, brought by us against third parties, we could be required to:

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

In the actions brought by us against third parties, including our ongoing patent enforcement actions described above, we may be required to pay costs and expenses of opposing parties, including attorney fees, if we lose.

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

As of June 30, 2016, we have used $19.8 million of the net proceeds of the offering to repay all amounts outstanding under our subordinated notes and our revolving credit facility; $30.6 million of the net proceeds of the offering for capital expenditures related to our third production line; and $5.8 million of the net proceeds of the offering for our planned manufacturing facility in Statesboro, Georgia. The remainder of the net proceeds is held in a deposit account and money market account with a major financial institution in North America. We have broad discretion in the use of the net proceeds from our initial public offering and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our stock. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus dated June 12, 2014, filing with the Securities and Exchange Commission on June 16, 2014.

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers. We did not repurchase any of our equity securities during the quarter ended June 30, 2016.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits

10.1*	Supply Agreement, dated June 21, 2016, by and between the Registrant and BASF SE.

10.2*	Side Agreement, dated June 21, 2016, by and between the Registrant and BASF SE.

10.3*	Joint Development Agreement, dated June 21, 2016, by and between the Registrant and BASF SE.

10.4	Industrial Real Estate Lease, dated June 29, 2016, by and between the Registrant and Cabot II – MA1M03, LLC.

10.5+	Aspen Aerogels, Inc. Non-Employee Director Compensation Policy.

31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Aspen Aerogels, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited) as of June 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2016 and 2015, (iii) the Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2016 and 2015, and (iv) the Notes to Consolidated Financial Statements (unaudited).

+	Management contract or compensatory plan or arrangement.
*	Confidential treatment is being requested with respect to certain portions of this Exhibit, which portions have been omitted and are being filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPEN AEROGELS, INC.

Date: August 5, 2016	By:	/s/ Donald R. Young
Donald R. Young
President and Chief Executive Officer (principal executive officer)

Date: August 5, 2016	By:	/s/ John F. Fairbanks
John F. Fairbanks
Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)