Form 10-Q
period 2017-03-31
ASPEN AEROGELS INC
filed 2017-05-05
CIK 1145986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2017, the registrant had 23,508,417 shares of common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

ASPEN AEROGELS, INC.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2017	2016
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$11,228	$18,086
Accounts receivable, net of allowances of $83 and $93	17,248	17,535
Inventories	15,132	12,868
Prepaid expenses and other current assets	1,192	1,697
Total current assets	44,800	50,186
Property, plant and equipment, net	82,719	84,394
Other long-term assets	97	89
Total assets	$127,616	$134,669
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,169	$13,065
Accrued expenses	4,112	3,987
Deferred revenue	789	1,043
Capital leases, current portion	20	35
Total current liabilities	19,090	18,130
Capital leases, excluding current portion	—	4
Deferred rent	1,082	971
Total liabilities	20,172	19,105
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.00001 par value; 125,000,000 shares authorized, 23,508,417 and 23,369,838 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	534,346	533,088
Accumulated deficit	(426,902)	(417,524)
Total stockholders’ equity	107,444	115,564
Total liabilities and stockholders’ equity	$127,616	$134,669

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
	(In thousands, except share and per share data)
Revenue:
Product	$22,326	$32,286
Research services	676	535
Total revenue	23,002	32,821
Cost of revenue:
Product	20,470	25,992
Research services	311	302
Gross profit	2,221	6,527
Operating expenses:
Research and development	1,576	1,310
Sales and marketing	3,110	3,062
General and administrative	6,587	3,913
Total operating expenses	11,273	8,285
Loss from operations	(9,052)	(1,758)
Interest expense, net	(26)	(39)
Total interest expense, net	(26)	(39)
Net loss	$(9,078)	$(1,797)
Net loss per share:
Basic and diluted	$(0.39)	$(0.08)
Weighted-average common shares outstanding:
Basic and diluted	23,257,541	23,063,471

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net loss	$(9,078)	$(1,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,676	2,410
Stock-compensation expense	1,244	1,370
Lease incentives	(22)	—
Other	(1)	(13)
Changes in operating assets and liabilities:
Accounts receivable	442	(2,291)
Inventories	(2,264)	393
Prepaid expenses and other assets	497	966
Accounts payable	2,238	1,508
Accrued expenses	125	(2,203)
Deferred revenue	(254)	(542)
Deferred rent	(22)	(15)
Net cash used in operating activities	(4,419)	(214)
Cash flows from investing activities:
Capital expenditures	(2,146)	(3,128)
Net cash used in investing activities	(2,146)	(3,128)
Cash flows from financing activities:
Repayment of obligations under capital lease	(7)	(23)
Payments made for employee restricted stock tax withholdings	(286)	(82)
Net cash used in financing activities	(293)	(105)
Net decrease in cash	(6,858)	(3,447)
Cash at beginning of period	18,086	32,804
Cash at end of period	$11,228	$29,357
Supplemental disclosures of cash flow information:
Interest paid	$40	$52
Income taxes paid	$—	$—
Supplemental disclosures of non-cash activities:
Changes in accrued capital expenditures	$(1,134)	$484
Advanced billings	$—	$292

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

The Company maintains its corporate offices in Northborough, Massachusetts. The Company has three wholly owned subsidiaries: Aspen Aerogels Rhode Island, LLC, Aspen Aerogels Germany, GmbH and Aspen Aerogels Georgia, LLC.

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2016 (the Annual Report), filed with the Securities and Exchange Commission on March 2, 2017.

In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments that are of a normal recurring nature and necessary for the fair statement of the Company’s financial position as of March 31, 2017 and the results of its operations for the three months ended March 31, 2017 and 2016 and the cash flows for the three month periods then ended. The Company has evaluated events through the date of this filing.

The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or any other period.

There have been no changes to the Company’s significant accounting policies described in the Annual Report that have had a material impact on the Company’s consolidated financial statements and notes thereto.

(2) Significant Accounting Policies

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

During the three months ended March 31, 2017, the Company granted 481,373 restricted common stock units (RSUs) and non-qualified stock options (NSOs) to purchase 320,571 shares of common stock to employees under the 2014 Employee, Director and Consultant Equity Incentive Plan (the 2014 Equity Plan). The employee RSUs and NSOs will vest over a three year period. Stock-based compensation is included in cost of sales or operating expenses, as applicable, and consists of the following:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Cost of product revenue	$204	$192
Research and development expenses	138	140
Sales and marketing expenses	268	261
General and administrative expenses	634	777
Total stock-based compensation	$1,244	$1,370

Effective January 1, 2017, the Company adopted the provision of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09) related to the timing of accounting for the forfeitures of share based awards using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of January 1, 2017 of $0.3 million.  Effective January 1, 2017, the Company will record the impact of forfeitures of service based awards at the time an award is forfeited.

Pursuant to the “evergreen” provisions of the 2014 Equity Plan, the number of shares of common stock authorized for issuance under the plan automatically increased by 467,396 shares to 6,536,597 shares effective January 1, 2017.

As of March 31, 2017, 3,244,691 shares of common stock were reserved for issuance upon the exercise or vesting, as appropriate, of outstanding stock-based awards granted under the 2014 Equity Plan. In addition, as of March 31, 2017, 92,947 shares of common stock were reserved for issuance upon the exercise of outstanding stock options granted under the Company’s 2001 Equity Incentive Plan, as amended (the 2001 Equity Plan). Any cancellations or forfeitures of the options outstanding under the 2001 Equity Plan will result in the shares reserved for issuance upon exercise of such options becoming available for grant under the 2014 Equity Plan. As of March 31, 2017, there were 2,485,081 shares of common stock available for grant under the 2014 Equity Plan.

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

Information about the Company’s total revenues, based on shipment destination or services location, is presented in the following table:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Revenue:
U.S.	$9,130	$11,413
International	13,872	21,408
Total	$23,002	$32,821

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

The Company’s products may be utilized in systems that may involve new technical demands and new configurations. As such, the Company regularly reviews and assesses whether warranty reserves shall be recorded in the period the related revenue is recorded.  For an initial shipment of product in a system with new technical demands or configurations and where the Company is unsure of meeting the customer’s specifications, the Company will defer the recognition of product revenue and related costs until written customer acceptance is obtained.

During the three months ended March 31, 2017, the Company recorded warranty expense of $0.9 million.  This specific warranty charge was related to a product claim for a specific product application issue.

Recently Issued Accounting Standards

In March 2016, the FASB issued ASU 2016-09. The amendment is to simplify several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in ASU 2016-09 are effective for interim and annual reporting periods beginning after December 15, 2016. The Company has adopted this standard effective January 1, 2017.  The provision of ASU 2016-09 related to the timing of accounting for the forfeitures of share based awards was adopted using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of January 1, 2017 of $0.3 million. The other provisions of ASU 2016-09 have been adopted prospectively.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). FASB ASU 2016-02 changes the accounting for leases and includes a requirement to record all leases on the consolidated balance sheets as assets and liabilities. This update is effective for fiscal years beginning after December 15, 2018. Early application is permitted. The Company has not yet selected a transition method and is evaluating the effect the updated standard will have on its consolidated financial statements and related disclosures.

In August 2015, the FASB issued a deferral of ASU 2014-09, Revenue from Contracts with Customers. The standard will eliminate the transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. As a result of the deferral, public entities are required to apply the revenue recognition standard for the annual reporting period beginning on or after December 15, 2017, including interim periods within that annual reporting period. Early application is permitted only as of annual and interim periods in fiscal years beginning after December 15, 2016. The Company expects to adopt the modified retrospective method and is evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), which, for entities that do not measure inventory using the last-in, first-out (LIFO) or retail inventory method, changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The ASU also eliminates the requirement for these entities to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. Public entities are required to apply the standards for fiscal years beginning after December 15, 2016, including interim periods within those fiscal periods. The Company adopted this standard effective January 1, 2017.  There was no material impact on the Company’s consolidated financial statements and disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). This amendment addresses eight classification issues related to the statement of cash flows. For public business entities, the amendments in ASU 2016-15 are effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company has not yet selected a transition method and is evaluating the effect the updated standard will have on its consolidated financial statements and related disclosures.

(3) Inventories

Inventories consist of the following:

	March 31,	December 31,
	2017	2016
	(In thousands)
Raw materials	$3,556	$3,511
Finished goods	11,576	9,357
Total	$15,132	$12,868

(4) Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	March 31,	December 31,	Useful
	2017	2016	life
	(In thousands)
Construction in progress	$11,216	$11,139	—
Buildings	23,929	23,901	30 years
Machinery and equipment	114,370	113,659	3-10 years
Computer equipment and software	7,817	7,679	3 years
Total	157,332	156,378
Accumulated depreciation	(74,613)	(71,984)
Property, plant and equipment, net	$82,719	$84,394

Depreciation expense was $2.7 million and $2.4 million for the three months ended March 31, 2017 and 2016, respectively.

Construction in progress totaled $11.2 million and $11.1 million at March 31, 2017 and December 31, 2016, respectively, which included engineering designs and other pre-construction costs for the planned manufacturing facility in Statesboro, Georgia of $7.2 million at March 31, 2017 and December 31, 2016.

(5) Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2017	2016
	(In thousands)
Employee compensation	$2,661	$2,796
Other accrued expenses	1,451	1,191
Total	$4,112	$3,987

(6) Commitments and Contingencies

Customer Supply Agreement

During 2016, the Company entered into a supply agreement and a side agreement (together, the Supply Agreement) and a joint development agreement (the JDA) with BASF SE (BASF). Pursuant to the Supply Agreement, the Company will sell exclusively to BASF the Company’s Spaceloft ® A2 product at annual volumes to be specified by BASF, subject to certain volume limits. The Supply Agreement will terminate on December 31, 2027. Upon expiration of the Supply Agreement, the Company will be subject to a post-termination supply commitment for an additional two years. The JDA is designed to facilitate the collaboration between the parties on the development and commercialization of new products.

In addition, under the terms of the Supply Agreement, BASF will make a non-interest bearing prepayment to the Company in the aggregate amount of $22 million during the construction of the Company’s planned manufacturing facility in Statesboro, Georgia (Plant Two), subject to the Company’s prior satisfaction of certain preconditions, including securing a debt commitment from a third party lender for at least $30 million. BASF is obligated to pay the prepayment to the Company in eight equal consecutive quarterly installments commencing on the first day of the calendar quarter following the date on which the preconditions are met. Once commenced, BASF’s obligation to make such quarterly payments shall be subject to postponement in the event of delays of three months or more in the projected date of completion of Plant Two by a commensurate number of months.

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

As of March 31, 2017, the Company anticipates that the impact of constrained capital investment and low activity levels in the global energy markets will continue through 2017. With this view of the market, the Company has elected to temporarily delay the board approved Plant Two project and its related financing to better align the capacity expansion with the Company’s assessment of demand for the 2018 to 2020 period. As a result, the Company has yet to fulfill the prepayment preconditions and commencement of the quarterly prepayments from BASF will be delayed until the preconditions are satisfied.

Revolving Line of Credit

The Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (Loan Agreement), on August 31, 2014, which has been subsequently amended from time to time. On January 27, 2017, the Loan Agreement was amended to extend the maturity date of the revolving credit facility to January 28, 2018. Under the Loan Agreement, the Company may borrow up to $20 million subject to compliance with certain covenants and borrowing base limitations. At the Company’s election, the interest rate applicable to borrowings may be based on the prime rate or LIBOR. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 1.75% per annum, while LIBOR-based rates vary from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum. In addition, the Company is required to pay a monthly unused line fee of 0.5% per annum of the average unused portion of the facility. The Company’s obligations under the Loan Agreement are secured by a first priority security interest in all assets of the Company, including those at the East Providence facility, except for certain exclusions.

At March 31, 2017 and December 31, 2016, the Company had no amounts drawn on the revolving credit facility. Under the Loan Agreement, the Company is required to comply with both non-financial and financial covenants, including minimum Adjusted EBITDA and minimum Adjusted Quick Ratio, as defined. At March 31, 2017, the Company was in compliance with all such financial covenants.

The Company has been required to provide its landlord for its Northborough, Massachusetts facility with letters of credit securing certain obligations.  As of January 31, 2017, these obligations were released by the landlord. In addition, the Company has been required to provide certain customers with letters of credit securing obligations under commercial contracts. The Company had outstanding letters of credit backed by the revolving credit facility of $2.4 million and $2.7 million at March 31, 2017 and December 31, 2016, respectively, which reduce the funds otherwise available to the Company under the facility. Based on the available borrowing base, the effective amount available to the Company under the revolving credit facility at March 31, 2017 was $9.7 million after consideration of the $2.4 million of outstanding letters of credit.

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

(7) Deferred Rent

For leases that contain fixed increases in the minimum annual lease payment during the original term of the lease, the Company recognizes rental expense on a straight-line basis over the lease term, and records the difference between rent expense and the amount currently payable as deferred rent.

Lease incentives for allowances for qualified leasehold improvements received from the landlord are amortized on a straight-line basis over the lease term. These improvements and the funding received from the landlord are recorded as fixed asset additions and a deferred rent liability on the consolidated balance sheet. The deferred rent liability is being amortized as a reduction to rent expense over the life of the lease.

Cash flows from the landlord for the reimbursement of improvements have been reported within cash from operating activities, while cash flows remitted for the acquisition of leasehold improvements are classified within investing activity cash flows. As of March 31, 2017, deferred rent included $0.8 million in deferred lease incentives and $0.5 million of straight-line rental obligations.

Deferred rent consists of the following:

	March 31,	December 31,
	2017	2016
	(In thousands)
Deferred rent	$1,251	$1,125
Current maturities of deferred rent	(169)	(154)
Deferred rent, less current maturities	$1,082	$971

(8) Net Loss Per Share

The computation of basic and diluted net loss per share consists of the following:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands, except share and per share data)
Numerator:
Net loss	$(9,078)	$(1,797)
Denominator:
Weighted average shares outstanding, basic and diluted	23,257,541	23,063,471
Net loss per share, basic and diluted	$(0.39)	$(0.08)

Potentially dilutive common shares that were excluded from the computation of diluted net loss per share because they were anti-dilutive consist of the following:

	Three Months Ended
	March 31,
	2017	2016
Common stock options	2,382,710	1,952,879
Restricted common stock units	954,928	759,510
Common stock warrants	115	131
Restricted common stock awards	153,277	132,130
Total	3,491,030	2,844,650

In the table above, anti-dilutive shares consist of those common stock equivalents that have (i) an exercise price above the average stock price for the period or (ii) related average unrecognized stock compensation expense sufficient to buy back the entire amount of shares. The Company excludes the shares issued in connection with restricted stock awards from the calculation of basic weighted average common shares outstanding until the restrictions lapse.

(9) Income Taxes

The Company incurred net operating losses and recorded a full valuation allowance against net deferred tax assets for all periods presented. Accordingly, the Company has not recorded a provision for federal or state income taxes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 2, 2017, which we refer to as the Annual Report.

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

You should read the following discussion and analysis of financial condition and results of operations together with Part I Item 1 “Financial Statements,” which includes our financial statements and related notes, elsewhere in this Quarterly Report on Form 10-Q.

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

Our insulation is used by oil producers and the owners and operators of refineries, petrochemical plants, LNG facilities, power generating assets and other energy infrastructure. Our Pyrogel and Cryogel product lines have undergone rigorous technical validation by industry leading end-users and achieved significant market adoption. We also derive product revenue from the building materials and other end markets. Customers in these markets use our products for applications as diverse as wall systems, military and commercial aircraft, trains, buses, appliances, apparel, footwear and outdoor gear.

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

We manufacture our products using our proprietary process and technology at our facility in East Providence, Rhode Island. We completed the construction and start-up of a third production line in the East Providence facility during the first quarter of 2015 with a total construction cost of $31.8 million. The third production line increased our annual nameplate capacity to approximately 50 million square feet of aerogel blankets. During the first quarter of 2016, we announced the planned construction of a second manufacturing facility in Statesboro, Georgia supported by a package of incentives from the State of Georgia and local governmental authorities. During the fourth quarter of 2016, we elected to delay construction of this facility to better align the capacity expansion with our assessment of demand for the 2018 to 2020 time period.

During 2016, we entered into a strategic partnership with BASF SE to develop and commercialize products for the building materials and other markets. The strategic partnership included a supply agreement governing the sale of our Spaceloft A2 product to BASF and a joint development agreement targeting innovative products and technologies. Subject to certain preconditions, BASF also agreed to make a series of prepayments to us in the aggregate of $22 million during the construction of our planned manufacturing facility in Statesboro, Georgia. The prepayments will be either credited against amounts invoiced to BASF for Spaceloft A2 or repaid by us to BASF after December 31, 2023. As a result of our decision to delay construction of the Statesboro facility, we have yet to fulfill the preconditions, and commencement of the prepayments from BASF will be delayed until the preconditions are satisfied.

Our revenue for the three months ended March 31, 2017 was $23.0 million, which represented a decrease of $9.8 million from the three months ended March 31, 2016. Net loss for the three months ended March 31, 2017 was $9.1 million and net loss per diluted share was $0.39. Net loss for the three months ended March 31, 2016 was $1.8 million and net loss per diluted share was $0.08.

Key Metrics and Non-GAAP Financial Measures

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Square Foot Operating Metric

We price our product and measure our product shipments in square feet. We estimate our annual nameplate capacity was approximately 50 million square feet of aerogel blankets at March 31, 2017. We believe the square foot operating metric allows us and our investors to measure our manufacturing capacity and product shipments on a uniform and consistent basis. The following chart sets forth product shipments associated with recognized revenue in square feet for the periods presented:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Product shipments in square feet	8,273	11,846

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

Although measures similar to Adjusted EBITDA are frequently used by investors and securities analysts in their evaluation of companies, we understand that Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for net income (loss), income (loss) from operations, net cash provided by (used in) operating activities or an analysis of our results of operations as reported under U.S. GAAP. Some of these limitations are:

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

The following table presents a reconciliation of net loss, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Net loss	$(9,078)	$(1,797)
Depreciation and amortization	2,676	2,410
Stock-based compensation (1)	1,244	1,370
Interest expense	26	39
Adjusted EBITDA	$(5,132)	$2,022

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

As a result of the conclusion of a multiyear petrochemical project with a major Asian energy company, which comprised 25% of our product revenue during 2016, in combination with the impact of constrained capital investment and low activity levels in the global energy infrastructure market, we expect a decrease in revenue and an associated increase in net loss and loss per share and a decrease in Adjusted EBITDA during the year ending December 31, 2017 versus the comparable period in 2016. Given fixed cost structures and lag times for implementing reductions of certain variable costs, the percentage increase in net loss and loss per share and decrease in Adjusted EBITDA could be significantly greater than any percentage decrease in revenue.

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

As a result of the conclusion of the multiyear petrochemical project with a major Asian energy company, which comprised 25% of our product revenue during 2016, in combination with the impact of constrained capital investment and low activity levels in the global energy infrastructure market, we expect to experience a decrease in revenue during 2017.

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

Material costs as a percentage of product revenue vary from product to product due to differences in average selling prices, material requirements, blanket thicknesses and manufacturing yields. In addition, we provide warranties for our products and record the estimated cost within cost of sales in the period that the related revenue is recorded. As a result, material costs as a percentage of revenue will vary from period to period due to changes in the mix of aerogel products sold or the estimated cost of warranties. However, in the longer term, we expect material costs in the aggregate to decline as a percentage of revenue as we seek to achieve higher selling prices, material sourcing improvements, quality improvements and manufacturing yield enhancements for our aerogel products.

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

As a result of the conclusion of the multiyear petrochemical project with a major Asian energy company, which comprised 25% of our product revenue during 2016, in combination with the impact of constrained capital investment and low activity levels in the global energy infrastructure market, we expect a decrease in revenue and associated increase in manufacturing expense as a percentage of revenue during 2017.

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

As a result of the conclusion of the multiyear petrochemical project with a major Asian energy company, which comprised 25% of our product revenue during 2016, in combination with the impact of constrained capital investment and low activity levels in the global energy infrastructure market, we expect a decrease in revenue and an associated decrease in gross profit and gross profit as a percentage of revenue during 2017. Given fixed cost structures and lag times for implementing reductions of certain variable costs, the percentage decrease in gross profit could be significantly greater than any percentage decrease in revenue. However, in the longer term, we expect gross profit to improve as a percentage of revenue in the longer term due to expected increases in manufacturing productivity and production volumes, supported by expected capacity expansions, improvements in manufacturing yields and realization of material purchasing efficiencies.

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

Research and Development Expenses

Research and development expenses consist primarily of expenses for personnel engaged in the development of next generation aerogel compositions, form factors and manufacturing technologies. These expenses also include testing services, prototype expenses, consulting services, equipment depreciation, facilities costs and related overhead. We expense research and development costs as incurred. We expect to continue to devote substantial resources to the development of new aerogel technology. We believe that these investments are necessary to maintain and improve our competitive position. We expect to continue to invest in research and engineering personnel and the infrastructure required in support of their efforts. While we expect that our research and development expenses will increase in absolute dollars but decrease as a percentage of revenue in the longer term, we expect such expenses will increase as a percentage of revenue during 2017.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs, incentive compensation, marketing programs, travel and related costs, consulting expenses and facilities related costs. We plan to expand our sales force and sales consultants globally to drive anticipated growth in customers and demand for our products. While we expect that sales and marketing expenses will increase in absolute dollars but decrease as a percentage of revenue in the longer-term, we expect such expenses will increase as a percentage of revenue during 2017.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, legal expenses, consulting and professional services, audit and tax consulting costs, and expenses for our executive, finance, human resources and information technology organizations. General and administrative expenses have increased as we have incurred additional costs related to operating as a publicly-traded company, which include costs of compliance with securities, corporate governance and related laws and regulations, investor relations expenses, increased insurance premiums, including director and officer insurance, and increased audit and legal fees. In addition, we expect our general and administrative expenses to increase as we add general and administrative personnel to support the anticipated growth of our business and continued expansion of our manufacturing operations. We also expect that the patent enforcement actions, described in more detail under “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q, will result in a near-term increase in legal expense and, if such litigation is protracted, could result in significant additional legal expense over the medium to long-term. During 2017, we expect general and administrative expense will increase both in absolute dollars and as a percentage of revenue. In the longer term, we expect that general and administrative expenses will decrease both in absolute dollars and as a percentage of revenue.

Other Expense, Net

For the three months ended March 31, 2017 and 2016, other expense, net consisted primarily of fees related to our revolving credit facility.

Provision for Income Taxes

We have incurred net losses since inception and have not recorded benefit provisions for U.S. federal income taxes or state income taxes since the tax benefits of our net losses have been offset by valuation allowances due to the uncertainty associated with the utilization of net operating loss carryforwards.

Results of Operations

Three months ended March 31, 2017 compared to the three months ended March 31, 2016

The following tables set forth a comparison of the components of our results of operations for the periods presented:

Revenue

	Three Months Ended March 31,
	2017		2016		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Revenue:
Product	$22,326	97%	$32,286	98%	$(9,960)	(31)%
Research services	676	3%	535	2%	141	26%
Total revenue	$23,002	100%	$32,821	100%	$(9,819)	(30)%

The following chart sets forth product shipments in square feet for the periods presented:

	Three Months Ended March 31,		Change
	2017	2016	Amount	Percentage
Product shipments in square feet (in thousands)	8,273	11,846	(3,573)	(30)%

Total revenue decreased $9.8 million, or 30%, to $23.0 million for the three months ended March 31, 2017 from $32.8 million in the comparable period in 2016 primarily as a result of a decrease in product revenue.

Product revenue decreased by $10.0 million, or 31%, to $22.3 million for the three months ended March 31, 2017 from $32.3 million in the comparable period in 2016. This decrease was principally the result of a decrease in sales to a major Asian energy company associated with the conclusion of a multiyear petrochemical project, a decline in project work in the subsea market, and a broad based decline in revenue in the global downstream market.

Product revenue for the three months ended March 31, 2017 included $3.7 million to a North American distributor, $3.4 million to an Asian distributor and $2.6 million to a North American manufacturer.  Product revenue for the three months ended March 31, 2016 included $6.7 million to a major Asian energy company, $4.7 million to a North American distributor and $3.6 million to an Asian distributor.

The average selling price per square foot of our products decreased by $0.03, or 1%, to $2.70 per square foot for the three months ended March 31, 2017 from $2.73 per square foot for the three months ended March 31, 2016. The decrease in average selling price reflected a year-over-year decline in the mix of high-priced subsea products, offset, in large part, by a decrease in the mix of products sold to the major Asian energy company with lower, project-based pricing. This decrease in average selling price had the effect of decreasing product revenue by $0.2 million for the three months ended March 31, 2017 from the comparable period in 2016.

In volume terms, product shipments decreased by 3.6 million square feet, or 30%, to 8.3 million square feet of aerogel products for the three months ended March 31, 2017, as compared to 11.8 million square feet for the three months ended March 31, 2016. The decrease in product volume had the effect of decreasing product revenue by $9.8 million for the three months ended March 31, 2017 from the comparable period in 2016.

Research services revenue increased $0.2 million, or 26%, to $0.7 million for the three months ended March 31, 2017 from $0.5 million in the comparable period in 2016. The increase was primarily due to the timing and amount of funding available under existing research contracts during the three months ended March 31, 2017 from the comparable period in 2016.

Product revenue was 97% of total revenue for the three months ended March 31, 2017 and 98% for the three months ended March 31, 2016. Research services revenue was 3% of total revenue for the three months ended March 31, 2017 and 2% of total revenue for the three months ended March 31, 2016.

Cost of Revenue

	Three Months Ended March 31,
	2017			2016			Change
		Percentage of Related	Percentage of Total		Percentage of Related	Percentage of Total
	Amount	Revenue	Revenue	Amount	Revenue	Revenue	Amount	Percentage
	($ in thousands)
Cost of revenue:
Product	$20,470	92%	89%	$25,992	81%	79%	$(5,522)	(21)%
Research services	311	46%	1%	302	56%	1%	9	3%
Total cost of revenue	$20,781	90%	90%	$26,294	80%	80%	$(5,513)	(21)%

Total cost of revenue decreased $5.5 million, or 21%, to $20.8 million for the three months ended March 31, 2017 from $26.3 million in the comparable period in 2016. The decrease in total cost of revenue was the result of a decrease in product cost of revenue.

Product cost of revenue decreased $5.5 million, or 21%, to $20.5 million for the three months ended March 31, 2017 from $26.0 million in the comparable period in 2016. The $5.5 million decrease was the result of a $4.9 million or 34% decrease in material costs and a $0.6 million decrease in manufacturing expense year over year. The decrease in material costs was principally driven by the 31% decrease in product revenue, and, to a lesser extent, a favorable mix of products sold, offset, in part, by an increase in warranty expense of $0.9 million. The decrease in manufacturing expense was the result of decreases in utilities expense of $0.5 million and compensation expense of $0.2 million, offset, in part, by an increase in depreciation expense of $0.1 million.

Product cost of revenue as a percentage of product revenue increased to 92% during the three months ended March 31, 2017 from 81% during the three months ended March 31, 2016 primarily due an increase in manufacturing expense as a percentage of product cost of revenue for the three months ended March 31, 2017 from the comparable period in 2016. This increase was the result of the high proportion of fixed manufacturing expenses that remained essentially unchanged despite the 31% decrease in product revenue for the three months ended March 31, 2017 versus the comparable period in 2016.

Research services cost of revenue was $0.3 million for the three months ended March 31, 2017 and 2016. Cost of research service revenue as a percentage of research services revenue decreased to 46% during the three months ended March 31, 2017 from 56% in the comparable period in 2016 due to the higher mix of internal labor in 2017 versus outside services utilized to support the contracted research.

Gross Profit

	Three Months Ended March 31,
	2017		2016		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Gross profit	$2,221	10%	$6,527	20%	$(4,306)	(66)%

Gross profit decreased $4.3 million, or 66%, to $2.2 million for the three months ended March 31, 2017 from $6.5 million in the comparable period in 2016. The decrease in gross profit was the result of the $9.8 million decrease in total revenue offset, in part, by the $5.5 million decrease in total cost of sales.  The decrease in revenue was principally associated with the impact of constrained capital investment and low activity levels in the global energy infrastructure market.  The decrease in total cost of sales was driven by reduced material costs and, to a lesser extent, decreased manufacturing expenses associated with the 31% decline in product revenue.

Gross profit as a percentage of total revenue decreased to 10% of total revenue for the three months ended March 31, 2017 from 20% in the comparable period in 2016. In 2017, we expect gross profit as a percentage of total revenue will decrease versus 2016. The expected decrease in gross profit reflects our expectation that, given the fixed cost levels in our manufacturing facility, the expected percentage reduction in cost of total revenue will not fully offset the expected percentage reduction in total revenue in 2017.

Research and Development Expenses

	Three Months Ended March 31,
	2017		2016		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Research and development expenses	$1,576	7%	$1,310	4%	$266	20%

Research and development expenses increased $0.3 million, or 20%, to $1.6 million for the three months ended March 31, 2017 from $1.3 million in the comparable period in 2016. The $0.3 million increase was primarily due to an increase of $0.2 million in compensation related expenses and a $0.1 million increase in depreciation expense.

Research and development expenses as a percentage of total revenue increased to 7% for the three months ended March 31, 2017 as compared to 4% in the comparable period in 2016 primarily due to the decline in total revenue for the three months ended March 31, 2017.

We expect that our research and development expenses during 2017 will increase from 2016 expense levels in support of new product development, improved manufacturing technology and the costs associated with the operation of our newly constructed full scale pilot line. Due to the expected growth in research and development expenses and the projected decline in total revenue, we expect research and development expenses as a percentage of total revenue to increase in 2017. In the long term, we expect to continue to increase investment in research, development and engineering personnel, projects and infrastructure in support of efforts to develop new products, technologies and markets. However, we expect that research and development expenses will decline as a percentage of total revenue in the long-term due to projected growth in product revenue.

Sales and Marketing Expenses

	Three Months Ended March 31,
	2017		2016		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Sales and marketing expenses	$3,110	14%	$3,062	9%	$48	2%

Sales and marketing expenses remained flat at $3.1 million for the three months ended March 31, 2017 from the comparable period in 2016.  Increases in compensation related costs of $0.1 million were offset by reductions in general marketing expenses of $0.1 million.

Sales and marketing expenses as a percentage of total revenue increased to 14% for the three months ended March 31, 2017 from 9% in the comparable period in 2016 due principally to the decline in total revenue during the three months ended March 31, 2017.

We expect sales and marketing expenses to increase modestly during 2017 in line with a planned increase in sales personnel and marketing efforts. Due to the expected growth in sales and marketing expenses and the projected decline in total revenue, we expect sales and marketing expenses as a percentage of total revenue to increase in 2017. In the long term, we expect that sales and marketing expenses will increase in absolute dollars as we continue to increase sales personnel and marketing efforts in support of expected growth in demand for our products. However, we expect that sales and marketing expenses will decrease as a percentage of total revenue in the long-term due to projected growth in product revenue.

General and Administrative Expenses

	Three Months Ended March 31,
	2017		2016		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
General and administrative expenses	$6,587	29%	$3,913	12%	$2,674	68%

General and administrative expenses increased $2.7 million, or 68% to $6.6 million during the three months ended March 31, 2017 from $3.9 million in the comparable period in 2016. The $2.7 million increase was primarily the result of increases in patent enforcement costs of $2.5 million, payroll and related costs of $0.2 million, and legal and professional fees of $0.1 million, offset, in part, by a decrease in stock-based compensation expense of $0.1 million.

General and administrative expenses as a percentage of total revenue increased to 29% for the three months ended March 31, 2017 from 12% in the comparable period in 2016.  This increase was due to the combined effect of the increase in patent enforcement costs and the decline in total revenue during the three months ended March 31, 2017.

We expect general and administrative expenses to increase during 2017 as we expect to pay incentive based compensation related to 2017 performance that did not occur in 2016. Due to the expected growth in general and administrative expenses and the projected decline in total revenue, we expect general and administrative expenses as a percentage of total revenue to increase in 2017.  We also expect that the patent enforcement actions, described in more detail under “Legal Proceedings” in Part II, Item 1, of this Quarterly Report on Form 10-Q, will result in high levels of legal expense in the near term and, if such actions are protracted, could result in significant additional legal expense over the medium to long term. In the long term, we expect to continue to increase general and administrative personnel and expense levels to support the anticipated growth of our business and continued expansion of our manufacturing operations. As a result, we expect that general and administrative expenses will increase in absolute dollars but decrease as a percentage of revenue due to projected growth in product revenue.

Other Expense, net

	Three Months Ended March 31,
	2017		2016		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Interest expense, net	$(26)	(0)%	$(39)	(0)%	$13	(33)%

Other expense, net of less than $0.1 million during the three months ended March 31, 2017 and 2016 was comprised primarily of costs related to our revolving credit facility.

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

We currently anticipate that constrained capital investment and low activity levels in the global energy markets will continue through 2017. With this view of the market, we elected in late 2016 to temporarily delay the board approved project to construct a second manufacturing facility and its related financing to better align the capacity expansion with our assessment of demand for the 2018 to 2020 period.  In addition, we intend to manage capital expenditures and working capital balances during 2017 to maintain the cash resources required to support current operating requirements and our long term capacity plan.

Primary Sources of Liquidity

Our principal sources of liquidity are currently our cash and cash equivalents and our revolving credit facility with Silicon Valley Bank. Cash and cash equivalents consist primarily of cash and money market accounts on deposit with banks. As of March 31, 2017, we had $11.2 million of cash and cash equivalents.

At March 31, 2017, our only debt obligations were less than $0.1 million related to capital lease obligations. At March 31, 2017, we also had $2.4 million of outstanding letters of credit secured by the revolving credit facility with Silicon Valley Bank.

We have maintained the revolving credit facility with Silicon Valley Bank since March 2011, which has been amended from time to time. Under our revolving credit facility, we are permitted to borrow a maximum of $20.0 million, subject to continued covenant compliance and borrowing base requirements. At our election, the interest rate applicable to borrowings under the amended revolving credit facility may be based on the prime rate or LIBOR. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 1.75% per annum, while LIBOR-based rates vary from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum. In addition, we are required to pay a monthly unused revolving line facility fee of 0.5% per annum of the average unused portion of the revolving credit facility. The revolving credit facility matures on January 28, 2018.

Due to the borrowing base limitations of the revolving credit facility, the effective amount available to us under the facility at March 31, 2017 was $9.7 million after giving effect to the $2.4 million of letters of credit outstanding. As of March 31, 2017, we had no outstanding balances drawn on the revolving credit facility.

Analysis of Cash Flow

Net Cash Used in Operating Activities

During the three months ended March 31, 2017, we used $4.4 million in net cash in operating activities, as compared to the use of $0.2 million in net cash during the comparable period in 2016, an increase in the use of cash of $4.2 million. This increase in use of cash was the result of the increase in net loss adjusted for non-cash items of $7.2 million, offset, in part, by an increase in cash provided by changes in operating assets and liabilities of $2.8 million.

Net Cash Used in Investing Activities

Net cash used in investing activities is primarily related to capital expenditures to support our growth. Net cash used in investing activities for the three months ended March 31, 2017 and 2016 was $2.1 million and $3.1 million, respectively.

Net cash used in investing activities for the three months ended March 31, 2017 included a total of $2.1 million in capital expenditures for machinery and equipment to improve the throughput and efficiency of our East Providence facility. Net cash used in investing activities for the three months ended March 31, 2016 included $3.1 million of capital expenditures for the engineering and design and other pre-construction costs related to our planned manufacturing facility in Statesboro, Georgia, and machinery and equipment to improve the throughput and efficiency of our East Providence facility.

Net Cash Used in Financing Activities

Net cash used in financing activities for the three months ended March 31, 2017 totaled $0.3 million and consisted of $0.3 million for payments made for employee tax withholdings associated with the vesting of restricted stock units and less than $0.1 million for repayments of obligations under capital leases. Net cash used in financing activities for the three months ended March 31, 2016 totaled $0.1 million and included $0.1 million for payments made for employee tax withholdings associated with the vesting of restricted stock units and less than $0.1 million for repayments of obligations under capital leases.

Off Balance Sheet Arrangements

Since our inception, we have not engaged in any off balance sheet activities as defined in Item 303(a)(4) of Regulation S-K.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments as reported in our Annual Report on Form 10-K for the year ending December 31, 2016, filed with the SEC on March 2, 2017.

Recent Accounting Pronouncements

Information regarding new accounting pronouncements is included in note 2 to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in these accounting policies have the greatest potential impact on our financial statements and, therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See our Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 2, 2017 with the Securities and Exchange Commission, and note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information about these critical accounting policies, as well as a description of our other significant accounting policies.

Certain Factors That May Affect Future Results of Operations

The Securities and Exchange Commission, or SEC, encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about: our beliefs in the appropriateness of our assumptions, the accuracy of our estimates regarding expenses, loss contingencies, future revenues, future profits, uses of cash, available credit, capital requirements, and the need for additional financing; the performance of our aerogel blankets; our plans to construct a second manufacturing facility in Statesboro, Georgia; our estimates of annual production capacity; our strategic partnership with BASF and the potential benefits of such a relationship, including the potential for it to create new product and market opportunities; our supply agreement with BASF, our exclusive supply to BASF of its Spaceloft® A2 product, the potential for future cash advances from BASF under the supply agreement (payment of which are subject to certain conditions) to provide a source of financing for some portion of the cost of the planned construction of our proposed manufacturing plant expected to be located in Statesboro, Georgia, and the potential for BASF to become a significant customer for our products; our joint development agreement with BASF, and the potential for it to support the development of new aerogel products and technologies; our beliefs about the usefulness of the square foot operating metric; our beliefs about the financial metrics that are indicative of our core performance; our beliefs about the usefulness of our presentation of Adjusted EBITDA; our expectations about the effect of manufacturing capacity on financial metrics such as Adjusted EBITDA; our beliefs about the outcome, effects or estimated costs of current or potential litigation or their respective timing, including expected legal expense in connection with the Company’s patent enforcement actions; our expectations about hiring additional personnel; our plans to devote substantial resources to the development of new aerogel technology; our expectations about product mix; our expectations about future material costs and manufacturing expenses as a percentage of revenue; our expectations of future gross profit and the effect of manufacturing expenses, manufacturing capacity and productivity on gross profit; our expectations about our resources and other investments in new technology and related research and development activities and associated expenses; our expectations about short and long term (a) research and development (b) general and administrative and (c) sales and marketing expenses; our expectations of near term revenue declines; our expectations of revenue growth, increased gross profit, and improving cash flows over the long term; our intentions about managing capital expenditures and working capital balances; our expectations about incurring significant capital expenditures in the future; our expectations about the expansion of our workforce and resources and its effect on sales and marketing, general and administrative, and related expenses; our expectations about future product revenue and demand for our products; our expectations about the effect of stock based compensation on various costs and expenses; our expectations about potential sources of future financing; our beliefs about the impact of accounting policies on our financial statements; our beliefs about the effect of interest rates, inflation and foreign currency fluctuations on our results of operations and financial condition; and our beliefs about the expansion of our international operations.

Words such as “may,” “will,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to, those set forth in Part II, Item 1A of this Quarterly Report on Form 10-

Q and under the heading “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business. At March 31, 2017, we had unrestricted cash and cash equivalents of $11.2 million. These amounts were held for working capital and capital expansion purposes and were invested primarily in deposit and money market accounts at a major financial institution in North America. Due to the short-term nature of these investments, we believe that our exposure to changes in the fair value of our cash as a result of changes in interest rates is not material.

As of March 31, 2017, we have no debt outstanding other than capital lease obligations of approximately $0.1 million with fixed interest rates. At March 31, 2017, we also had $2.4 million of outstanding letters of credit.

Under our revolving credit facility, we are permitted to borrow a maximum of $20.0 million, subject to continued covenant compliance and borrowing base requirements. At our election, the interest rate applicable to borrowings under the revolving credit facility may be based on the prime rate or LIBOR. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 1.75% per annum, while LIBOR-based rates vary from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum. In addition, we are required to pay a monthly unused revolving line facility fee of 0.5% per annum of the average unused portion of the revolving credit facility. The maturity date of our revolving credit facility is January 28, 2018.

Due to the borrowing base limitations, the effective amount available to us under the revolving credit facility at March 31, 2017 was $9.7 million after giving effect to the $2.4 million of letters of credit outstanding. As of March 31, 2017, we had no outstanding balances drawn on the revolving credit facility.

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

As of March 31, 2017, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls.

During the three months ended March 31, 2017, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

On May 5, 2016, we filed a complaint for patent infringement against Nano Tech Co., Ltd. (“Nano”) and Guangdong Alison Hi-Tech., Ltd. (“Alison” and, together with Nano, the “Respondents”) in the United States International Trade Commission (the “ITC”). The ITC complaint alleges that these two China-based companies have engaged and are engaging in unfair trade practices by importing aerogel products in the United States that infringe several of the Company’s patents. In the ITC complaint, we are seeking exclusion orders directing United States Customs and Border Protection to stop the importation of infringing products. On June 2, 2016, the ITC instituted an investigation based on our complaint. The investigation is ongoing with participation from the Respondents through their respective counsel. In addition to Respondents’ contention at the ITC that the patents we have asserted are invalid, Alison has also filed petitions with United States Patent and Trademark Office (“USPTO”) requesting Inter-Partes Review to cancel certain claims in three of the asserted manufacturing process patents and a product patent. As of April 27, 2017, the USPTO has denied Alison’s petitions to institute Inter-Partes Review on three manufacturing process patents and has not yet issued a decision on Alison’s petition to institute Inter-Partes Review of the product patent. Alison has also filed similar requests with the Chinese Patent Office (“SIPO”) seeking to invalidate two of our Chinese manufacturing process patents and two of our Chinese product patents.

On April 11, 2016, we also filed a patent infringement suit at the District Court in Mannheim, Germany against the Respondents and two European distributors asserting their infringement of one of our German patents. We subsequently asserted their infringement of another three patents against Nano and a European distributor of Alison’s products at the Mannheim court. We have since settled with the other European distributor in exchange for a commitment not to procure infringing products and cooperation with our case. The litigation against the other defendants is ongoing. Nano has also initiated a nullity action in German Federal Patent Court against one of our asserted German manufacturing process patents. Alison likewise filed an opposition to one of the asserted patents at the European Patent Office on April 18, 2017.

Due to their nature, it is difficult to predict the outcome or the costs involved in any litigation. Furthermore, the Respondents may have significant resources and interest to litigate and therefore, these litigation matters could be protracted and may ultimately involve significant legal expenses. In addition to the foregoing, we have been and may be from time to time party to other legal proceedings that arise in the ordinary course of business and to other patent enforcement actions to assert our patent rights.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

As of March 31, 2017, we have used $19.8 million of the net proceeds of the offering to repay all amounts outstanding under our subordinated notes and our revolving credit facility; $31.0 million of the net proceeds of the offering for capital expenditures related to our third production line; $7.2 million of the net proceeds of the offering for our planned manufacturing facility in Statesboro, Georgia; and $5.5 million of the net proceeds of the offering for general corporate purposes. The remainder of the net proceeds is held in a deposit account and money market account with a major financial institution in North America. We have broad discretion in the use of the net proceeds from our initial public offering and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our stock. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus dated June 12, 2014, filed with the SEC on June 16, 2014.

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers.

We did not repurchase any of our equity securities during the quarter ended March 31, 2017.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits

10.1	Fourth Amendment to the Amended and Restated Loan and Security Agreement, dated January 27, 2017, by and between the Company and Silicon Valley Bank.

31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Aspen Aerogels, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited) as of March 31, 2017 and December 31, 2016, (ii) the Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2017 and 2016, (iii) the Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2017 and 2016, and (iv) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPEN AEROGELS, INC.

Date: May 4, 2017	By:	/s/ Donald R. Young
Donald R. Young
President and Chief Executive Officer (principal executive officer)

Date: May 4, 2017	By:	/s/ John F. Fairbanks
John F. Fairbanks
Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)