Form 10-Q
period 2017-09-30
ASPEN AEROGELS INC
filed 2017-11-03
CIK 1145986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 1, 2017, the registrant had 23,637,115 shares of common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

ASPEN AEROGELS, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2017	2016
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$7,305	$18,086
Accounts receivable, net of allowances of $98 and $93	17,106	17,535
Inventories	13,992	12,868
Prepaid expenses and other current assets	1,478	1,697
Total current assets	39,881	50,186
Property, plant and equipment, net	78,073	84,394
Other long-term assets	84	89
Total assets	$118,038	$134,669
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,886	$13,065
Accrued expenses	4,685	3,987
Deferred revenue	1,608	1,043
Capital leases, current portion	4	35
Total current liabilities	15,183	18,130
Capital leases, excluding current portion	—	4
Deferred rent	1,332	971
Total liabilities	16,515	19,105
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.00001 par value; 125,000,000 shares authorized, 23,637,115 and 23,369,838 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	536,985	533,088
Accumulated deficit	(435,462)	(417,524)
Total stockholders’ equity	101,523	115,564
Total liabilities and stockholders’ equity	$118,038	$134,669

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands, except share and per share data)
Revenue:
Product	$26,812	$28,877	$73,700	$88,286
Research services	386	683	1,569	1,813
Total revenue	27,198	29,560	75,269	90,099
Cost of revenue:
Product	22,115	22,790	63,706	69,505
Research services	135	368	700	1,012
Gross profit	4,948	6,402	10,863	19,582
Operating expenses:
Research and development	1,468	1,328	4,753	3,924
Sales and marketing	2,745	3,056	9,271	8,939
General and administrative	3,765	4,422	14,354	12,229
Total operating expenses	7,978	8,806	28,378	25,092
Loss from operations	(3,030)	(2,404)	(17,515)	(5,510)
Other expense, net
Interest expense, net	(58)	(37)	(123)	(115)
Postponed financing costs	—	(656)	—	(656)
Total other expense, net	(58)	(693)	(123)	(771)
Net loss	$(3,088)	$(3,097)	$(17,638)	$(6,281)
Net loss per share:
Basic and diluted	$(0.13)	$(0.13)	$(0.76)	$(0.27)
Weighted-average common shares outstanding:
Basic and diluted	23,442,241	23,168,251	23,356,997	23,114,280

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net loss	$(17,638)	$(6,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,032	7,298
Stock-compensation expense	3,982	4,277
Lease incentives	(80)	—
Postponed financing costs	—	656
Other	(1)	—
Changes in operating assets and liabilities:
Accounts receivable	944	999
Inventories	(1,124)	(6,370)
Prepaid expenses and other assets	224	189
Accounts payable	(478)	(17)
Accrued expenses	752	(2,189)
Deferred revenue	565	72
Deferred rent	(128)	—
Net cash used in operating activities	(4,950)	(1,366)
Cash flows from investing activities:
Capital expenditures	(5,423)	(9,994)
Net cash used in investing activities	(5,423)	(9,994)
Cash flows from financing activities:
Proceeds from borrowings under line of credit	6,000	—
Repayment of borrowings under line of credit	(6,000)	—
Repayment of obligations under capital lease	(23)	(55)
Payments made for employee restricted stock tax withholdings	(385)	(196)
Payment of deferred financing costs	—	(64)
Net cash used in financing activities	(408)	(315)
Net decrease in cash	(10,781)	(11,675)
Cash at beginning of period	18,086	32,804
Cash at end of period	$7,305	$21,129
Supplemental disclosures of cash flow information:
Interest paid	$151	$153
Income taxes paid	$—	$—
Supplemental disclosures of non-cash activities:
Changes in accrued capital expenditures	$(3,701)	$602
Changes in building lease incentives	$—	$268
Unpaid financing costs	$—	$(592)
Settlement of asset retirement obligation	$—	$241

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

In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments that are of a normal recurring nature and necessary for the fair statement of the Company’s financial position as of September 30, 2017, the results of its operations for the three and nine months ended September 30, 2017 and 2016 and the cash flows for the nine month periods then ended. The Company has evaluated events through the date of this filing.

The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or any other period.

(2) Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements, which have been prepared in accordance with U.S. GAAP, include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements requires the Company to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include allowances for doubtful accounts, sales returns and allowances, product warranty costs, inventory valuation, the carrying amount of property and equipment, stock-based compensation and deferred income taxes. The Company evaluates its estimates and assumptions on an on-going basis using historical experience and other factors, including the current economic environment, which are believed to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances warrant. Illiquid credit markets, volatile equity markets and declines in business investment increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

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

Research Services Revenue

The Company performs research services under contracts with various government agencies and other institutions. The Company records revenue earned on research services contracts using the percentage-of-completion method in two ways: (1) for firm-fixed-price contracts, the Company accrues that portion of the total contract price that is allocable, on the basis of the Company’s estimates of costs incurred to date to total contract costs; and (2) for cost-plus-fixed-fee contracts, the Company records revenue that is equal to total payroll cost incurred times a stated factor plus reimbursable expenses, to a stated upper limit. The primary cost under the Company’s research service contracts is the labor effort expended in completing the research, and the only deliverable, other than the labor hours expended, is reporting of research results to the customer. Because the input measure of labor hours expended is also reflective of the output measure, it is a reliable means to measure the extent of progress towards completion. Revisions in cost estimates and fees during the course of the contract are reflected in the accounting period in which the facts that require the revisions become known. Contract costs and rates used to allocate overhead to contracts are subject to audit by the respective contracting government agency. Adjustments to revenue as a result of audit are recorded in the period they become known. To date, adjustments to revenue as a result of audit have been insignificant.

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

During the nine months ended September 30, 2017, the Company granted 86,023 shares of restricted common stock and non-qualified options (NSOs) to purchase 119,133 shares of common stock with a grant date fair value of $0.4 million and $0.2 million, respectively, vesting over a period of one year to its non-employee directors under the 2014 Employee, Director and Consultant Equity Incentive Plan (the 2014 Equity Plan). During the nine months ended September 30, 2017, the Company also granted 481,373 RSUs and NSOs to purchase 320,571 shares of common stock with a grant date fair value of $1.3 million and $0.7 million, respectively, to employees under the 2014 Equity Plan. The RSUs and NSOs granted to employees will vest over a three year period.

On August 2, 2017, the Company reduced the performance target for the year ending December 31, 2020 with respect to 78,125 shares of restricted stock held by its chief executive officer. In addition, the Company modified the vesting conditions of NSOs held by its chief executive officer to purchase 131,578 and 122,324 shares of common stock to extend the time period to achieve certain common stock price targets by an additional year to four and five years from the date of grant, respectively.

The Company accounted for the change to the restricted stock performance target as a modification of the award in determining the stock-based compensation expense to be recognized over the remaining service period. The fair value of the award as a result of the modification was $0.4 million. The Company recognized expense of $0.1 million related to this award during the period ended September 30, 2017.

The Company accounted for the extension of the time periods for the achievement of the common stock price target vesting conditions of the NSOs as modifications in determining the stock-based compensation expense to be recognized over the remaining service period. The total incremental compensation expense resulting from the modification was $0.1 million. The incremental compensation expense associated with these awards will be recognized over the remaining service period of the awards.

Stock-based compensation is included in cost of sales or operating expenses, as applicable, and consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Cost of product revenue	$201	$241	$641	$632
Research and development expenses	151	184	449	472
Sales and marketing expenses	294	314	865	852
General and administrative expenses	718	735	2,027	2,321
Total stock-based compensation	$1,364	$1,474	$3,982	$4,277

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

As of September 30, 2017, 3,219,510 shares of common stock were reserved for issuance upon the exercise or vesting, as appropriate, of outstanding stock-based awards granted under the 2014 Equity Plan. In addition, as of September 30, 2017, 92,178 shares of common stock were reserved for issuance upon the exercise of outstanding stock options granted under the Company’s 2001 Equity Incentive Plan, as amended (the 2001 Equity Plan). Any cancellations or forfeitures of the options outstanding under the 2001 Equity Plan will result in the shares reserved for issuance upon exercise of such options becoming available for grant under the 2014 Equity Plan. As of September 30, 2017, there were 2,358,632 shares of common stock available for grant under the 2014 Equity Plan.

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

Information about the Company’s total revenues, based on shipment destination or services location, is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Revenue:
U.S.	$13,555	$6,850	$32,816	$28,471
International	13,643	22,710	42,453	61,628
Total	$27,198	$29,560	$75,269	$90,099

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

During the nine months ended September 30, 2017 and 2016, the Company recorded warranty expense of $0.9 million and $0.5 million, respectively. These specific warranty charges were related to product claims for two separate product application issues. These claims are outside the Company’s typical experience.

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

Standards to be Implemented

In August 2015, the FASB issued a deferral of ASU 2014-09, Revenue from Contracts with Customers. The standard will eliminate the transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. As a result of the deferral, public entities are required to apply the revised revenue recognition standard for the annual reporting period beginning on or after December 15, 2017, including interim periods within that annual reporting period. Early application is permitted only as of annual and interim periods in fiscal years beginning after December 15, 2016. The Company expects to adopt the modified retrospective method. The Company is in the process of reviewing its current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to its revenue contracts. The Company will continue to evaluate the impact on the financial statements and the related disclosures during the fourth quarter of 2017. In addition, during the fourth quarter of 2017, the Company plans to identify and implement, if necessary, appropriate changes to its business processes, systems and controls to support recognition and disclosure under the new standard. The Company will adopt the new standard on January 1, 2018.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). This amendment addresses eight classification issues related to the statement of cash flows. For public business entities, the amendments in ASU 2016-15 are effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company has completed its assessment of the amendment and has determined that adoption will have no significant impact to the Company’s consolidated financial statements or other disclosures. The Company will adopt the provisions of the amendment effective January 1, 2018.

(3) Inventories

Inventories consist of the following:

	September 30,	December 31,
	2017	2016
	(In thousands)
Raw materials	$3,031	$3,511
Finished goods	10,961	9,357
Total	$13,992	$12,868

(4) Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	September 30,	December 31,	Useful
	2017	2016	life
	(In thousands)
Construction in progress	$7,821	$11,139	—
Buildings	23,928	23,901	30 years
Machinery and equipment	118,278	113,659	3-10 years
Computer equipment and software	7,960	7,679	3 years
Total	157,987	156,378
Accumulated depreciation	(79,914)	(71,984)
Property, plant and equipment, net	$78,073	$84,394

Depreciation expense was $8.0 million and $7.3 million for the nine months ended September 30, 2017 and 2016, respectively.

Construction in progress totaled $7.8 million and $11.1 million at September 30, 2017 and December 31, 2016, respectively, which included engineering designs and other pre-construction costs for the planned manufacturing facility in Statesboro, Georgia of $7.2 million at September 30, 2017 and December 31, 2016.

The Company anticipates that the impact of constrained capital investment and low activity levels in the global energy markets will continue into 2018. With this view of the market, the Company delayed the board approved project to construct the Statesboro, Georgia manufacturing facility and its related financing to better align the capacity expansion with the Company’s assessment of future demand.

(5) Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2017	2016
	(In thousands)
Employee compensation	$3,165	$2,796
Other accrued expenses	1,520	1,191
Total	$4,685	$3,987

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

The Company anticipates that the impact of constrained capital investment and low activity levels in the global energy markets will continue into 2018. With this view of the market, the Company delayed the board approved Plant Two project and its related financing to better align the capacity expansion with the Company’s assessment of future demand. As a result, the Company has yet to fulfill the prepayment preconditions and commencement of the quarterly prepayments from BASF will be delayed until the preconditions are satisfied.

Revolving Line of Credit

The Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (Loan Agreement), on August 31, 2014, which has been subsequently amended from time to time. On January 27, 2017, the Loan Agreement was amended to extend the maturity date of the revolving credit facility to January 28, 2018. On September 27, 2017, the Loan Agreement was further amended to modify required minimum Adjusted EBITDA. Under the Loan Agreement, the Company may borrow up to $20 million subject to compliance with certain covenants and borrowing base limitations. At the Company’s election, the interest rate applicable to borrowings may be based on the prime rate or LIBOR. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 1.75% per annum, while LIBOR-based rates vary from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum. In addition, the Company is required to pay a monthly unused line fee of 0.5% per annum of the average unused portion of the facility. The Company’s obligations under the Loan Agreement are secured by a first priority security interest in all assets of the Company, including those at the East Providence facility, except for certain exclusions.

During the nine months ended September 30, 2017, the Company borrowed and repaid $6.0 million under the line of credit. At September 30, 2017 and December 31, 2016, the Company had no amounts drawn on the revolving credit facility. Under the Loan Agreement, the Company is required to comply with both non-financial and financial covenants, including minimum Adjusted EBITDA and minimum Adjusted Quick Ratio, as defined. At September 30, 2017, the Company was in compliance with all such financial covenants.

The Company previously provided its landlord for its Northborough, Massachusetts facility with letters of credit securing certain obligations. As of January 31, 2017, these obligations were released by the landlord. In addition, the Company has been required to provide certain customers with letters of credit securing obligations under commercial contracts. The Company had outstanding letters of credit backed by the revolving credit facility of $2.4 million and $2.7 million at September 30, 2017 and December 31, 2016, respectively, which reduce the funds otherwise available to the Company under the facility. Based on the available borrowing base, the effective amount available to the Company under the revolving credit facility at September 30, 2017 was $11.3 million after consideration of the $2.4 million of outstanding letters of credit.

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

September 30, 2017, deferred rent included $1.1 million in deferred lease incentives and $0.4 million of straight-line rental obligations.

Deferred rent consists of the following:

	September 30,	December 31,
	2017	2016
	(In thousands)
Deferred rent	$1,539	$1,125
Current maturities of deferred rent	(207)	(154)
Deferred rent, less current maturities	$1,332	$971

(8) Net Loss Per Share

The computation of basic and diluted net loss per share consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands, except share and per share data)
Numerator:
Net loss	$(3,088)	$(3,097)	$(17,638)	$(6,281)
Denominator:
Weighted average shares outstanding, basic and diluted	23,442,241	23,168,251	23,356,997	23,114,280
Net loss per share, basic and diluted	$(0.13)	$(0.13)	$(0.76)	$(0.27)

Potentially dilutive common shares that were excluded from the computation of diluted net loss per share because they were anti-dilutive consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Common stock options	2,476,829	2,044,840	2,476,829	2,044,840
Restricted common stock units	834,859	677,001	834,859	677,001
Common stock warrants	120	120	120	120
Restricted common stock awards	151,859	153,277	151,859	153,277
Total	3,463,667	2,875,238	3,463,667	2,875,238

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

Our insulation is used by oil producers and the owners and operators of refineries, petrochemical plants, liquefied natural gas (LNG) facilities, power generating assets and other energy infrastructure. Our Pyrogel and Cryogel product lines have undergone rigorous technical validation by industry leading end-users and achieved significant market adoption. We also derive product revenue from the building materials and other end markets. Customers in these markets use our products for applications as diverse as wall systems, military and commercial aircraft, trains, buses, appliances, apparel, footwear and outdoor gear.

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

Our salespeople work directly with end-use customers and engineering firms to promote the qualification, specification and acceptance of our products. We also rely on an existing and well-established channel of qualified insulation distributors and contractors in more than 30 countries around the world to ensure rapid delivery of our products and strong end-user support. Our salespeople also work to educate insulation contractors about the technical and operating cost advantages of our aerogel blankets.

We also perform research services under contracts with various agencies of the U.S. government, including the Department of Defense and the Department of Energy, and other institutions. Research performed under contract with government agencies and other institutions enables us to develop and leverage technologies into broader commercial applications.

We manufacture our products using our proprietary technology at our facility in East Providence, Rhode Island. We completed the construction and start-up of a third production line in the East Providence facility during 2015, which increased our annual nameplate capacity to approximately 50 million square feet of aerogel blankets. During the first quarter of 2016, we announced the planned construction of a second manufacturing facility in Statesboro, Georgia supported by a package of incentives from the State of Georgia and local governmental authorities. We have elected to delay construction of this facility to better align the capacity expansion with our assessment of future demand.

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

Our revenue for the nine months ended September 30, 2017 was $75.3 million, which represented a decrease of $14.8 million from the nine months ended September 30, 2016. Net loss for the nine months ended September 30, 2017 was $17.6 million and net loss per diluted share was $0.76. Net loss for the nine months ended September 30, 2016 was $6.3 million and net loss per diluted share was $0.27.

Key Metrics and Non-GAAP Financial Measures

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Square Foot Operating Metric

We price our product and measure our product shipments in square feet. We estimate our annual nameplate capacity was approximately 50 million square feet of aerogel blankets at September 30, 2017. We believe the square foot operating metric allows us and our investors to measure our manufacturing capacity and product shipments on a uniform and consistent basis. The following chart sets forth product shipments associated with recognized revenue in square feet for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Product shipments in square feet	8,649	11,843	25,629	33,632

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

The following table presents a reconciliation of net loss, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Net loss	$(3,088)	$(3,097)	$(17,638)	$(6,281)
Depreciation and amortization	2,726	2,472	8,032	7,298
Stock-based compensation (1)	1,364	1,474	3,982	4,277
Interest expense, net	58	37	123	115
Postponed financing costs	—	656	—	656
Adjusted EBITDA	$1,060	$1,542	$(5,501)	$6,065

(1) Represents non-cash stock-based compensation related to vesting and modifications of stock option grants, vesting of restricted stock units and vesting and modification of restricted common stock.

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

As a result of the conclusion of a multiyear petrochemical project with a major Asian energy company, which comprised 25% of our product revenue during 2016, in combination with the impact of constrained capital investment and low activity levels in the global energy infrastructure market, we expect a decrease in revenue, an increase in net loss and loss per share and a decrease in Adjusted EBITDA during the year ending December 31, 2017 versus the comparable period in 2016. Given fixed cost structures and lag times for implementing reductions of certain variable costs, in combination with a planned decrease in manufacturing output, the percentage increase in net loss and loss per share and the percentage decrease in Adjusted EBITDA could be significantly greater than any percentage decrease in revenue during the year.

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

We anticipate that constrained capital investment and low activity levels in the global energy market will continue into 2018, particularly in the global downstream market. As a result of this constrained capital investment and low activity levels in the global energy market, as well as the conclusion of the multiyear petrochemical project with a major Asian energy company, which comprised 25% of our product revenue during 2016, we expect to continue to experience a decrease in revenue during the year ending December 31, 2017.

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

As a result of the conclusion of the multiyear petrochemical project with a major Asian energy company, which comprised 25% of our product revenue during 2016, in combination with the impact of constrained capital investment and low activity levels in the global energy infrastructure market, we expect to continue to experience a decrease in revenue and associated increase in manufacturing expense as a percentage of revenue during 2017.

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

As a result of the conclusion of the multiyear petrochemical project with a major Asian energy company, which comprised 25% of our product revenue during 2016, in combination with the impact of constrained capital investment and low activity levels in the global energy infrastructure market, we expect to continue to experience a decrease in revenue and an associated decrease in gross profit and gross profit as a percentage of revenue during 2017. Given fixed cost structures and lag times for implementing reductions of certain variable costs, in combination with a planned decrease in manufacturing output, the percentage decrease in gross profit could be significantly greater than any percentage decrease in revenue. However, in the longer term, we expect gross profit to improve as a percentage of revenue due to expected increases in manufacturing productivity and production volumes, supported by expected capacity expansions, improvements in manufacturing yields and realization of material purchasing efficiencies.

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

Research and Development Expenses

Research and development expenses consist primarily of expenses for personnel engaged in the development of next generation aerogel compositions, form factors and manufacturing technologies. These expenses also include testing services, prototype expenses, consulting services, equipment depreciation, facilities costs and related overhead. We expense research and development costs as incurred. We expect to continue to devote substantial resources to the development of new aerogel technologies. We believe that these investments are necessary to maintain and improve our competitive position. We expect to continue to invest in research and engineering personnel and the infrastructure required in support of their efforts. While we expect that our research and development expenses will increase in absolute dollars but decrease as a percentage of revenue in the longer term, we expect such expenses will continue to increase as a percentage of revenue during 2017.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs, incentive compensation, marketing programs, travel and related costs, consulting expenses and facilities related costs. We plan to expand our sales force and sales consultants globally to drive anticipated growth in customers and demand for our products. While we expect that sales and marketing expenses will increase in absolute dollars but decrease as a percentage of revenue in the longer-term, we expect such expenses to continue to increase as a percentage of revenue during 2017.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, legal expenses, consulting and professional services, audit and tax consulting costs, and expenses for our executive, finance, legal, human resources and information technology organizations. General and administrative expenses have increased as we have incurred additional costs related to operating as a publicly-traded company, which include costs of compliance with securities, corporate governance and related laws and regulations, investor relations expenses, increased insurance premiums, including director and officer insurance, and increased audit and legal fees. In addition, we expect our general and administrative expenses to increase as we add general and administrative personnel to support the anticipated growth of our business and continued expansion of our manufacturing operations. We also expect that the patent enforcement actions, described in more detail under “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q, if protracted, could result in significant legal expense over the medium to long-term. During 2017, we expect general and administrative expense will continue to increase both in absolute dollars and as a percentage of revenue. In the longer term, we expect that general and administrative expenses will increase in absolute dollars but decrease as a percentage of revenue.

Other Expense, Net

For the nine months ended September 30, 2017, other expense, net consisted primarily of fees related to our revolving credit facility. For the nine months ended September 30, 2016, other expense, net consisted primarily of postponed financing costs, as well as costs related to our revolving credit facility.

Provision for Income Taxes

We have incurred net losses since inception and have not recorded benefit provisions for U.S. federal income taxes or state income taxes since the tax benefits of our net losses have been offset by valuation allowances due to the uncertainty associated with the utilization of net operating loss carryforwards.

Results of Operations

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

The following tables set forth a comparison of the components of our results of operations for the periods presented:

Revenue

	Three Months Ended September 30,
	2017		2016		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Revenue:
Product	$26,812	99%	$28,877	98%	$(2,065)	(7)%
Research services	386	1%	683	2%	(297)	(43)%
Total revenue	$27,198	100%	$29,560	100%	$(2,362)	(8)%

The following chart sets forth product shipments in square feet for the periods presented:

	Three Months Ended September 30,		Change
	2017	2016	Amount	Percentage
Product shipments in square feet (in thousands)	8,649	11,843	(3,194)	(27)%

Total revenue decreased by $2.4 million, or 8%, to $27.2 million for the three months ended September 30, 2017 from $29.6 million in the comparable period in 2016 primarily as a result of a decrease in product revenue.

Product revenue decreased by $2.1 million, or 7%, to $26.8 million for the three months ended September 30, 2017 from $28.9 million in the comparable period in 2016. This decrease was principally the result of a decrease in sales in the Asian market, led by the conclusion of the multiyear petrochemical project with a major Asian energy company, offset, in part, by an increase in revenue in the U.S., South American and European markets and growth in the subsea market during the three months ended September 30, 2017.

Product revenue for the three months ended September 30, 2017 included $5.0 million in sales to a subsea contractor, $4.0 million and $3.2 million in sales to two North American distributors, respectively, and $3.0 million in sales to a South American contractor. Product revenue for the three months ended September 30, 2016 included $9.3 million to a major Asian energy company and $3.8 million to an Asian distributor.

The average selling price per square foot of our products increased by $0.66, or 27%, to $3.10 per square foot for the three months ended September 30, 2017 from $2.44 per square foot for the three months ended September 30, 2016. This increase in average selling price reflected a year-over-year increase in the mix of high-priced subsea products and the impact of price increases enacted in early 2017. This increase in average selling price had the effect of increasing product revenue by $5.7 million for the three months ended September 30, 2017 from the comparable period in 2016.

Product shipments decreased by 3.2 million square feet, or 27%, to 8.6 million square feet of aerogel products for the three months ended September 30, 2017, as compared to 11.8 million square feet for the three months ended September 30, 2016. This decrease in product shipments had the effect of decreasing product revenue by $7.8 million for the three months ended September 30, 2017 from the comparable period in 2016.

Research services revenue decreased by $0.3 million, or 43%, to $0.4 million for the three months ended September 30, 2017 from $0.7 million in the comparable period in 2016. The decrease was primarily due to the timing and amount of funding available under existing research contracts during the three months ended September 30, 2017 from the comparable period in 2016.

Product revenue was 99% and 98% of total revenue for the three months ended September 30, 2017 and 2016, respectively. Research services revenue was 1% and 2% of total revenue for the three months ended September 30, 2017 and 2016, respectively.

Cost of Revenue

	Three Months Ended September 30,
	2017			2016			Change
		Percentage of Related	Percentage of Total		Percentage of Related	Percentage of Total
	Amount	Revenue	Revenue	Amount	Revenue	Revenue	Amount	Percentage
	($ in thousands)
Cost of revenue:
Product	$22,115	82%	81%	$22,790	79%	77%	$(675)	(3)%
Research services	135	35%	1%	368	54%	1%	(233)	(63)%
Total cost of revenue	$22,250	82%	82%	$23,158	78%	78%	$(908)	(4)%

Total cost of revenue decreased by $0.9 million, or 4%, to $22.3 million for the three months ended September 30, 2017 from $23.2 million in the comparable period in 2016. The decrease in total cost of revenue was the result of both a decrease in product cost of revenue and a decrease in research services cost of revenue.

Cost of product revenue decreased by $0.7 million, or 3%, to $22.1 million for the three months ended September 30, 2017 from $22.8 million in the comparable period in 2016. This $0.7 million decrease was the result of a decrease in manufacturing expense of $0.8 million, offset, in part, by a $0.1 million increase in material costs. The percentage decrease in material costs was lower than the decrease in product revenue due to a shift in mix toward higher cost products and a decrease in manufacturing output. The decrease in manufacturing expense was the result of decreases in utilities expense of $0.4 million, maintenance expense of $0.2 million, compensation expense of $0.2 million and other expense of $0.2 million, offset, in part, by an increase in depreciation expense of $0.2 million.

The cost of product revenue as a percentage of product revenue increased to 82% during the three months ended September 30, 2017 from 79% during the three months ended September 30, 2016. This increase was principally the result of a shift in mix to higher cost products and a decrease in manufacturing output during the three months ended September 30, 2017 versus the comparable period in 2016.

The cost of research services revenue decreased by $0.2 million, or 63% to $0.1 million for the three months ended September 30, 2017 from $0.3 million in the comparable period in 2016. Cost of research service revenue as a percentage of research services revenue decreased to 35% during the three months ended September 30, 2017 from 54% in the comparable period in 2016 due to a reduction in outside services utilized to support the contracted research.

Gross Profit

	Three Months Ended September 30,
	2017		2016		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Gross profit	$4,948	18%	$6,402	22%	$(1,454)	(23)%

Gross profit decreased by $1.5 million, or 23%, to $4.9 million for the three months ended September 30, 2017 from $6.4 million in the comparable period in 2016. The decrease in gross profit was the result of the $2.4 million decrease in total revenue, offset, in part, by the $0.9 million decrease in total cost of revenue. The decrease in revenue was principally due to the decrease in sales to a major Asian energy company associated with the conclusion of a multiyear petrochemical project, offset, in part, by an increase in revenue in the U.S. and European energy markets and project related revenue in South America and the subsea market during the three months ended September 30, 2017. The decrease in total cost of revenue was a result of the $0.8 million decrease in manufacturing costs and the $0.2 million decrease in research services costs, offset, in part, by a $0.1 million increase in material costs during the three months ended September 30, 2017.

Gross profit as a percentage of total revenue decreased to 18% of total revenue for the three months ended September 30, 2017 from 22% in the comparable period in 2016 due principally to a shift in mix to higher cost products. For the year ending December 31, 2017, we expect gross profit as a percentage of total revenue will decrease versus the comparable period 2016. This projected decrease in gross profit reflects our expectation that the percentage reduction in cost of total revenue will not fully offset the expected percentage reduction in total revenue during 2017 due to the high proportion of fixed costs in our manufacturing facility and a shift in mix to higher cost products.

Research and Development Expenses

	Three Months Ended September 30,
	2017		2016		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Research and development expenses	$1,468	5%	$1,328	4%	$140	11%

Research and development expenses increased by $0.1 million, or 11%, to $1.5 million for the three months ended September 30, 2017 from $1.3 million in the comparable period in 2016. The $0.1 million increase was primarily due to an increase of $0.1 million in compensation related expenses.

Research and development expenses as a percentage of total revenue increased to 5% for the three months ended September 30, 2017 from 4% in the comparable period in 2016 due to both the increase in research and development expenses and the decrease in total revenue for the three months ended September 30, 2017.

We expect that our research and development expenses during 2017 will increase from 2016 expense levels in support of new product development, improved manufacturing technology and the operation of our full scale pilot line. Due to the expected growth in research and development expenses and the projected decline in total revenue, we expect research and development expenses as a percentage of total revenue to increase in 2017. In the long term, we expect to continue to increase investment in research, development and engineering personnel, projects and infrastructure in support of efforts to expand and deepen our aerogel technology platform, develop new products, technologies and markets. However, we expect that research and development expenses will decline as a percentage of total revenue in the long-term due to projected growth in product revenue.

Sales and Marketing Expenses

	Three Months Ended September 30,
	2017		2016		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Sales and marketing expenses	$2,745	10%	$3,056	10%	$(311)	(10)%

Sales and marketing expenses decreased by $0.3 million, or 10%, to $2.8 million for the three months ended September 30, 2017 from $3.1 million in the comparable period in 2016. The $0.3 million decrease was driven by a decrease in outside consulting expense of $0.3 million.

Sales and marketing expenses as a percentage of total revenue remained flat at 10% for the three months ended September 30, 2017 and 2016 due to the relatively proportional decrease in sales and marketing expenses and decrease in total revenue during the three months ended September 30, 2017 versus the comparable period in 2016.

We expect sales and marketing expenses to increase during 2017 in line with a planned increase in personnel and marketing efforts. Due to the expected growth in sales and marketing expenses and the projected decline in total revenue, we expect sales and marketing expenses as a percentage of total revenue to increase in 2017. In the long term, we expect that sales and marketing expenses will increase in absolute dollars as we continue to increase sales personnel and marketing efforts in support of expected growth in demand for our products. However, we expect that sales and marketing expenses will decrease as a percentage of total revenue in the long-term due to projected growth in product revenue.

General and Administrative Expenses

	Three Months Ended September 30,
	2017		2016		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
General and administrative expenses	$3,765	14%	$4,422	15%	$(657)	(15)%

General and administrative expenses decreased by $0.7 million, or 15% to $3.8 million during the three months ended September 30, 2017 from $4.4 million in the comparable period in 2016. The $0.7 million decrease was primarily the result of a decrease in patent enforcement costs of $1.1 million, offset, in part, by an increase in compensation related expenses of $0.2 million and an increase in other general and administrative expenses of $0.2 million.

General and administrative expenses as a percentage of total revenue decreased to 14% for the three months ended September 30, 2017 from 15% in the comparable period in 2016. This decrease resulted from the fact that the percentage decline in general and administrative costs exceeded the percentage decline in total revenue during the three months ended September 30, 2017.

We expect general and administrative expenses to increase during 2017 given that we expect to pay incentive based compensation related to 2017 performance that we did not pay related to 2016 performance. Due to the expected increase in general and administrative expenses and the projected decline in total revenue, we expect general and administrative expenses as a percentage of total revenue to increase in 2017. We also expect that the patent enforcement actions, described in more detail under “Legal Proceedings” in Part II, Item 1, of this Quarterly Report on Form 10-Q, if protracted, and similar actions could result in significant, on-going legal expense in future years. In the long term, we expect to continue to increase general and administrative personnel and expense levels to support the anticipated growth of our business and continued expansion of our manufacturing operations. As a result, in the long term, we expect that general and administrative expenses will increase in absolute dollars but decrease as a percentage of revenue due to projected growth in product revenue.

Other Expense, net

	Three Months Ended September 30,
	2017		2016		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Other expense, net:
Interest expense, net	$(58)	(0)%	$(37)	(0)%	$(21)	57%
Postponed financing costs	—	0%	(656)	(2)%	656	(100)%
Total other expense, net	$(58)	(0)%	$(693)	(2)%	$635	(92)%

Other expense, net, comprised primarily of costs related to our revolving credit facility, was less than $0.1 million during the three months ended September 30, 2017. During the three months ended September 30, 2016, other expense, net of $0.7 million consisted of a $0.7 million charge relating to postponed financing costs and less than $0.1 million of costs related to our revolving credit facility.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

The following tables set forth a comparison of the components of our results of operations for the periods presented:

Revenue

	Nine Months Ended September 30,
	2017		2016		Change
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	($ in thousands)
Revenue:
Product	$73,700	98%	$88,286	98%	$(14,586)	(17)%
Research services	1,569	2%	1,813	2%	(244)	(13)%
Total Revenue	$75,269	100%	$90,099	100%	$(14,830)	(16)%

The following chart sets forth product shipments in square feet for the periods presented:

	Nine Months Ended September 30,		Change
	2017	2016	Amount	Percentage
Product shipments in square feet (in thousands)	25,629	33,632	(8,003)	(24)%

Total revenue decreased by $14.8 million, or 16%, to $75.3 million for the nine months ended September 30, 2017 from $90.1 million in the comparable period in 2016 primarily as a result of a decrease in product revenue.

Product revenue decreased by $14.6 million, or 17%, to $73.7 million for the nine months ended September 30, 2017 from $88.3 million in the comparable period in 2016. This decrease was principally the result of a decrease in sales in the Asian market, led by the conclusion of the multiyear petrochemical project with a major Asian energy company, offset, in part, by an increase in revenue in the U.S. market, including growth in the LNG and district energy markets, and by growth in South American, European and subsea markets. Product revenue for the nine months ended September 30, 2017 included $11.0 million in sales to a North American distributor and $7.5 million in sales to an Asian distributor. Product revenue for the nine months ended September 30, 2016 included $17.8 million to a major Asian energy company and $12.6 million to a North American distributor.

The average selling price per square foot of our products increased by $0.25, or 10%, to $2.88 per square foot for the nine months ended September 30, 2017 from $2.63 per square foot for the nine months ended September 30, 2016. The increase in average selling price reflected an increase in the mix of high-priced subsea products, a decrease in the mix of products sold to the major Asian energy company with lower, project-based pricing, and, to a lesser extent, the impact of price increases enacted in early 2017. This increase in average selling price had the effect of increasing product revenue by $6.4 million for the nine months ended September 30, 2017 from the comparable period in 2016.

Product shipments decreased by 8.0 million square feet, or 24%, to 25.6 million square feet of aerogel products for the nine months ended September 30, 2017 from 33.6 million square feet for the nine months ended September 30, 2016. This decrease in product shipments had the effect of decreasing product revenue by $21.0 million for the nine months ended September 30, 2017 from the comparable period in 2016.

Research services revenue decreased by $0.2 million, or 13%, to $1.6 million for the nine months ended September 30, 2017 from $1.8 million in the comparable period in 2016. The decrease was primarily due to the timing and amount of funding available under existing research contracts during the nine months ended September 30, 2017 from the comparable period in 2016.

Product revenue was 98% of total revenue for both the nine months ended September 30, 2017 and 2016. Research services revenue was 2% of total revenue for both the nine months ended September 30, 2017 and 2016.

Cost of Revenue

	Nine Months Ended September 30,
	2017			2016			Change
		Percentage of Related	Percentage of Total		Percentage of Related	Percentage of Total
	Amount	Revenue	Revenue	Amount	Revenue	Revenue	Amount	Percentage
	($ in thousands)
Cost of revenue:
Product	$63,706	86%	85%	$69,505	79%	77%	$(5,799)	(8)%
Research services	700	45%	1%	1,012	56%	1%	(312)	(31)%
Total cost of revenue	$64,406	86%	86%	$70,517	78%	78%	$(6,111)	(9)%

Total cost of revenue decreased by $6.1 million, or 9%, to $64.4 million for the nine months ended September 30, 2017 from $70.5 million in the comparable period in 2016. The decrease in total cost of revenue was primarily the result of a decrease in product cost of revenue.

The cost of product revenue decreased by $5.8 million, or 8%, to $63.7 million for the nine months ended September 30, 2017 from $69.5 million in the comparable period in 2016. The $5.8 million decrease was the result of a reduction in material costs of $3.6 million associated with the decline in product revenue and a reduction in manufacturing expense of $2.2 million during the nine months ended September 30, 2017. The decrease in manufacturing expense was the result of decreases in utilities expense of $1.1 million, compensation expense of $0.8 million and other operating expense of $0.7 million, offset, in part, by an increase in depreciation expense of $0.4 million.

The cost of product revenue as a percentage of product revenue increased to 86% during the nine months ended September 30, 2017 from 79% during the nine months ended September 30, 2016. This increase resulted from the fact that the percentage decline in cost of product revenue was less than the percentage decline in total revenue during the three months ended September 30, 2017 due to the high proportion of fixed expenses in our manufacturing operations and a shift in mix to higher cost products and a decrease in manufacturing output.

The cost of research services revenue decreased by $0.3 million, or 31%, to $0.7 million for the nine months ended September 30, 2017 from $1.0 million in the comparable period in 2016. The cost of research service revenue as a percentage of research services revenue decreased to 45% during the nine months ended September 30, 2017 from 56% in the comparable period in 2016 due to an increase in the mix of internal labor versus outside services required to support the contracted research.

Gross Profit

	Nine Months Ended September 30,
	2017		2016		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Gross profit	$10,863	14%	$19,582	22%	$(8,719)	(45)%

Gross profit decreased by $8.7 million, or 45%, to $10.9 million for the nine months ended September 30, 2017 from $19.6 million in the comparable period in 2016. The decrease in gross profit was the result of the $14.8 million decrease in total revenue offset, in part, by the $6.1 million decrease in total cost of revenue. The decrease in revenue was principally associated with the decrease in sales to a major Asian energy company associated with the conclusion of a multiyear petrochemical project and the broad based decline in revenue in the global downstream energy market. The decrease in total cost of revenue was driven principally by reduced material costs and decreased manufacturing expenses associated with the 17% decline in product revenue.

Gross profit as a percentage of total revenue decreased to 14% of total revenue for the nine months ended September 30, 2017 from 22% in the comparable period in 2016. In 2017, we expect gross profit as a percentage of total revenue will decrease versus 2016. The expected decrease in gross profit reflects our expectation that the percentage reduction in cost of total revenue will not fully offset the expected percentage reduction in total revenue in 2017 due to a planned decrease in manufacturing output and the high proportion of fixed costs in our manufacturing facility.

Research and Development Expenses

	Nine Months Ended September 30,
	2017		2016		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Research and development expenses	$4,753	6%	$3,924	4%	$829	21%

Research and development expenses increased by $0.8 million, or 21%, to $4.8 million for the nine months ended September 30, 2017 from $3.9 million in the comparable period in 2016. The $0.8 million increase was due to an increase of $0.4 million in compensation related expenses, an increase of $0.3 million in depreciation expense and an increase of $0.1 million in other research expense.

Research and development expenses as a percentage of total revenue increased to 6% for the nine months ended September 30, 2017 from 4% in the comparable period in 2016 due to both the increase in research and development expenses and the decrease in total revenue for the nine months ended September 30, 2017.

We expect that our research and development expenses during 2017 will increase from 2016 expense levels in support of new product development, improved manufacturing technology and the operation of our full scale pilot line. Due to the expected growth in research and development expenses and the projected decline in total revenue, we expect research and development expenses as a percentage of total revenue to increase in 2017. In the long term, we expect to continue to increase investment in research, development and engineering personnel, projects and infrastructure in support of efforts to expand and deepen our aerogel technology platform, develop new products, technologies and markets. However, we expect that research and development expenses will decline as a percentage of total revenue in the long-term due to projected growth in product revenue.

Sales and Marketing Expenses

	Nine Months Ended September 30,
	2017		2016		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Sales and marketing expenses	$9,271	12%	$8,939	10%	$332	4%

Sales and marketing expenses increased by $0.3 million, or 4%, to $9.3 million for the nine months ended September 30, 2017 from $8.9 million in the comparable period in 2016. The $0.3 million increase was due to an increase in compensation related costs of $0.9 million, offset, in part, by a reduction in consulting and professional fees of $0.4 million and a reduction in marketing expense of $0.2 million.

Sales and marketing expenses as a percentage of total revenue increased to 12% for the nine months ended September 30, 2017 from 10% in the comparable period in 2016 due both to the increase in sales and marketing expenses and the decline in total revenue during the nine months ended September 30, 2017.

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

General and Administrative Expenses

	Nine Months Ended September 30,
	2017		2016		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
General and administrative expenses	$14,354	19%	$12,229	14%	$2,125	17%

General and administrative expenses increased by $2.1 million, or 17% to $14.4 million during the nine months ended September 30, 2017 from $12.2 million in the comparable period in 2016. The $2.1 million increase was primarily the result of increases in patent enforcement costs of $1.2 million, compensation related costs of $0.5 million, and other general and administrative expenses of $0.4 million.

General and administrative expenses as a percentage of total revenue increased to 19% for the nine months ended September 30, 2017 from 14% in the comparable period in 2016, which was due both to the increase in general and administrative expenses and the decline in total revenue during the nine months ended September 30, 2017.

We expect general and administrative expenses to increase during 2017 given that we expect to pay incentive based compensation related to 2017 performance that we did not pay related to 2016 performance. Due to the expected growth in general and administrative expenses and the projected decline in total revenue, we expect general and administrative expenses as a percentage of total revenue to increase in 2017. We also expect that the patent enforcement actions, described in more detail under “Legal Proceedings” in Part II, Item 1, of this Quarterly Report on Form 10-Q, and similar actions, could result in significant, on-going legal expense in future years. In the long term, we expect to continue to increase general and administrative personnel and expense levels to support the anticipated growth of our business and continued expansion of our manufacturing operations. As a result, in the long term, we expect that general and administrative expenses will increase in absolute dollars but decrease as a percentage of revenue due to projected growth in product revenue.

Other Expense, net

	Nine Months Ended September 30,
	2017		2016		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Other expense, net:
Interest expense, net	$(123)	(0)%	$(115)	(0)%	$(8)	7%
Postponed financing costs	—	0%	(656)	(1)%	656	(100)%
Other expense, net	$(123)	(0)%	$(771)	(1)%	$648	84%

Other expense, net, decreased by $0.7 million to $0.1 million during the nine months ended September 30, 2017 from $0.8 million in the comparable period in 2016. The $0.7 million decrease was primarily the result of the $0.7 million charge in 2016 relating to postponed financing costs. Interest expense, net, of $0.1 million during the nine months ended September 30, 2017 and 2016 consisted primarily of costs related to our revolving credit facility.

Liquidity and Capital Resources

Overview

We have experienced significant losses and invested substantial resources since our inception to develop, commercialize and protect our aerogel technology and to build a manufacturing infrastructure capable of supplying aerogel products at the volumes and costs required by our customers. These investments have included research and development and other operating expenses, capital expenditures and investment in working capital balances.

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

We believe that our existing cash balance and available credit will be sufficient to fund a portion of the construction of our second manufacturing facility. We expect to supplement our cash balance and available credit with anticipated cash flows from operations, local government grants, debt financings, customer prepayments and equity financings, if necessary, to provide the capital required to complete the first production line in our second manufacturing facility.

We anticipate that constrained capital investment and low activity levels in the global energy markets, in particular in the downstream global markets, will continue into 2018. With this view of the market, we elected to delay the board approved project to construct the second manufacturing facility and its related financing to better align the capacity expansion with our assessment of future demand. In addition, we are managing capital expenditures and working capital balances to maintain the cash resources required to support current operating requirements and our long term capacity plan.

Primary Sources of Liquidity

Our principal sources of liquidity are currently our cash and cash equivalents and our revolving credit facility with Silicon Valley Bank. Cash and cash equivalents consist primarily of cash and money market accounts on deposit with banks. As of September 30, 2017, we had $7.3 million of cash and cash equivalents.

At September 30, 2017, our only debt obligations were less than $0.1 million related to capital lease obligations. At September 30, 2017, we also had $2.4 million of outstanding letters of credit secured by the revolving credit facility with Silicon Valley Bank.

We have maintained the revolving credit facility, as amended from time to time, with Silicon Valley Bank since March 2011. Under our revolving credit facility, we are permitted to borrow a maximum of $20.0 million, subject to continued covenant compliance and borrowing base requirements. At our election, the interest rate applicable to borrowings under the amended revolving credit facility may be based on the prime rate or LIBOR. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 1.75% per annum, while LIBOR-based rates vary from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum. In addition, we are required to pay a monthly unused revolving line facility fee of 0.5% per annum of the average unused portion of the revolving credit facility. The revolving credit facility matures on January 28, 2018. We intend to extend or replace the facility prior to its maturity.

Due to the borrowing base limitations of the revolving credit facility, the effective amount available to us under the facility at September 30, 2017 was $11.3 million after giving effect to the $2.4 million of letters of credit outstanding. As of September 30, 2017, we had no outstanding balances drawn on the revolving credit facility. During the nine months ended September 30, 2017, we borrowed and repaid $6.0 million under the line of credit.

Analysis of Cash Flow

Net Cash Used in Operating Activities

During the nine months ended September 30, 2017, we used $5.0 million in net cash for operating activities, as compared to the use of $1.4 million in net cash during the comparable period in 2016, an increase in the use of cash of $3.6 million. This increase in use of cash was the result of the increase in net loss adjusted for non-cash items of $11.7 million, offset, by an increase in cash provided by changes in operating assets and liabilities of $8.1 million.

Net Cash Used in Investing Activities

Net cash used in investing activities is related to capital expenditures to maintain our equipment and facilities and to support our growth. Net cash used in investing activities for the nine months ended September 30, 2017 and 2016 was $5.4 million and $10.0 million, respectively, for capital expenditures for the engineering and design and other pre-construction costs related to our planned manufacturing facility in Statesboro, Georgia, for machinery and equipment in support of the manufacture of new products and to improve the throughput and efficiency of our East Providence facility.

Net Cash Used in Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2017 totaled $0.4 million and consisted of $6.0 million of repayments under our line of credit, $0.4 million for payments made for employee tax withholdings associated with the vesting of restricted stock units and less than $0.1 million for repayments of obligations under capital leases, offset, in part, by $6.0 million in borrowing under our line of credit.

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments as reported in our Annual Report.

Recent Accounting Pronouncements

Information regarding new accounting pronouncements is included in note 2 to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in these accounting policies have the greatest potential impact on our financial statements and, therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See our Annual Report, filed with the Securities and Exchange Commission (SEC), and note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information about these critical accounting policies, as well as a description of our other significant accounting policies.

Certain Factors That May Affect Future Results of Operations

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about: our beliefs in the appropriateness of our assumptions, the accuracy of our estimates regarding expenses, loss contingencies, future revenues, future profits, uses of cash, available credit, capital requirements, and the need for additional financing; our expectations about revenue, expenses, Adjusted EBITDA, GAAP EPS, cash balances, cash flows and related variations or trends; beliefs about the general strength or health of Aspen Aerogels’ business; the performance of our aerogel blankets; growth in demand for our products to support expansion of manufacturing capacity, our plans to construct a second manufacturing facility in Statesboro, Georgia; our estimates of annual production capacity; beliefs about our strategic partnership with BASF and the potential benefits of such a relationship, including the potential for it to create new product and market opportunities; our supply agreement with BASF, our exclusive supply to BASF of its Spaceloft® A2 product, the potential for future cash advances from BASF under the supply agreement (payment of which are subject to certain conditions) to provide a source of financing for some portion of the cost of the planned construction of our proposed manufacturing plant expected to be located in Statesboro, Georgia, and the potential for BASF to become a significant customer for our products; our joint development agreement with BASF, and the potential for it to support the development of new aerogel products and technologies; our beliefs about the usefulness of the square foot operating metric; our beliefs about the financial metrics that are indicative of our core performance; our beliefs about the usefulness of our presentation of Adjusted EBITDA; our expectations about the effect of manufacturing capacity on financial metrics such as Adjusted EBITDA; our beliefs about the outcome, effects or estimated costs of current or future litigation or their respective timing, including in connection with the our patent enforcement actions; our beliefs about the validity of our patents; our expectations about hiring additional personnel; our plans to devote substantial resources to the development of new aerogel technology; our expectations about product mix; our expectations about future material costs and manufacturing expenses as a percentage of revenue; our expectations of future gross profit and the effect of manufacturing expenses, manufacturing capacity and productivity on gross profit; our expectations about our resources and other investments in new technology and related research and development activities and associated expenses; our intentions about managing capital expenditures and working capital balances; our expectations about incurring significant capital expenditures in the future; our expectations about the expansion of our workforce and resources and its effect on sales and marketing, general and administrative, and related expenses; our expectations about future product revenue and demand for our products; our expectations about the effect of stock based compensation on various costs and expenses; our expectations about potential sources of future financing; our beliefs about the further extension of our revolving credit facility; our beliefs about the impact of accounting policies on our financial statements; our beliefs about the effect of interest rates, inflation and foreign currency fluctuations on our results of operations and financial condition; and our beliefs about the expansion of our international operations.

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

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business. At September 30, 2017, we had unrestricted cash and cash equivalents of $7.3 million. These amounts were held for working capital and capital expansion purposes and were invested primarily in deposit and money market accounts at a major financial institution in North America. Due to the short-term nature of these investments, we believe that our exposure to changes in the fair value of our cash as a result of changes in interest rates is not material.

As of September 30, 2017, we have no debt outstanding other than capital lease obligations of approximately $0.1 million with fixed interest rates. At September 30, 2017, we also had $2.4 million of outstanding letters of credit supported by the credit facility.

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

Due to the borrowing base limitations, the effective amount available to us under the revolving credit facility at September 30, 2017 was $11.3 million after giving effect to the $2.4 million of letters of credit outstanding. As of September 30, 2017, we had no outstanding balances drawn on the revolving credit facility.

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

As of September 30, 2017, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls.

During the nine months ended September 30, 2017, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

On May 5, 2016, we filed a complaint for patent infringement against Nano Tech Co., Ltd. (“Nano”) and Guangdong Alison Hi-Tech., Ltd. (“Alison” and, together with Nano, the “Respondents”) in the United States International Trade Commission (the “ITC” or the “Commission”). The ITC complaint alleges that these two China-based companies have engaged and are engaging in unfair trade practices by importing aerogel products in the United States that infringe several of the Company’s patents in violation of Section 337 of the Tariff Act. In the ITC complaint, we are seeking exclusion orders directing United States Customs and Border Protection to stop the importation of these infringing products. On June 2, 2016, the ITC instituted an investigation based on our complaint. On September 29, 2017, the Administrative Law Judge (“ALJ”) presiding over the ITC investigation issued an Initial Determination finding that Alison and Nano have infringed our patents relating to aerogel insulation. As part of the Initial Determination, the ALJ found that all asserted patent claims across the three asserted patents were not proven invalid and that Alison and Nano infringed all those claims. The ALJ also recommended a limited exclusion order with certification provision as a remedy to prevent the importation of infringing aerogel products into the United States. Respondents have petitioned the Commission for a review of the ALJ’s Initial Determination and have filed statements concerning whether an exclusion order serves the public interest. A final determination on the violation and remedy is expected from the full ITC commission by January 29, 2018, which final determination will determine whether or not a limited exclusion order will be issued. In the event that a limited exclusion order is issued, the order is subject to a 60-day presidential review period. Upon a request by a party, the final determination may be appealed to the United States Court of Appeals for the Federal Circuit. In addition to Respondents’ contention at the ITC that the asserted patents were invalid, Alison has also filed petitions with United States Patent and Trademark Office (“USPTO”) requesting Inter-Partes Review to cancel certain claims in three of the asserted manufacturing process patents and a product patent. The USPTO has denied all of Alison’s petitions to institute Inter-Partes Review challenging the validity of Aspen patents. Alison has also filed similar requests with the Chinese Patent Office (“SIPO”) seeking to invalidate two of our Chinese manufacturing process patents and two of our Chinese product patents. After the conclusion of the oral proceedings and before any decision issued by the SIPO, Alison withdrew all of its requests for invalidation of our Chinese patents.

On April 11, 2016, we also filed a patent infringement suit at the District Court in Mannheim, Germany against the Respondents and two European resellers asserting their infringement of one of our German patents. We subsequently asserted infringement of another three patents against Nano and a European reseller of Alison’s products at the Mannheim court. We have since settled with the other European reseller in exchange for a commitment not to procure infringing products and cooperation with our case. The litigation against the other defendants is ongoing. Nano has also initiated a nullity action in German Federal Patent Court against one of our asserted German manufacturing process patents. Alison likewise filed an opposition to one of the asserted patents at the European Patent Office (“EPO”) and also initiated nullity action against two other patents. Nano also filed an opposition against the same patent at the EPO.

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

As of September 30, 2017, we have used $19.8 million of the net proceeds of the offering to repay all amounts outstanding under our subordinated notes and our revolving credit facility; $31.0 million of the net proceeds of the offering for capital expenditures related to our third production line; $7.2 million of the net proceeds of the offering for our planned manufacturing facility in Statesboro, Georgia; and $9.4 million of the net proceeds of the offering for general corporate purposes. The remainder of the net proceeds is held in a deposit account and money market account with a major financial institution in North America. We have broad discretion in the use of the net proceeds from our initial public offering and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our stock. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus dated June 12, 2014, filed with the SEC on June 16, 2014.

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers.

We did not repurchase any of our equity securities during the quarter ended September 30, 2017.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits

10.1	Fifth Amendment to the Amended and Restated Loan and Security Agreement, dated September 27, 2017, by and between the Company and Silicon Valley Bank.

31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Aspen Aerogels, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited) as of September 30, 2017 and December 31, 2016, (ii) the Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2017 and 2016, (iii) the Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2017 and 2016, and (iv) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPEN AEROGELS, INC.

Date: November 2, 2017	By:	/s/ Donald R. Young
Donald R. Young
President and Chief Executive Officer (principal executive officer)

Date: November 2, 2017	By:	/s/ John F. Fairbanks
John F. Fairbanks
Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)