Form 10-Q
period 2018-03-31
ASPEN AEROGELS INC
filed 2018-05-04
CIK 1145986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 1, 2018, the registrant had 23,882,253 shares of common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

ASPEN AEROGELS, INC.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2018	2017
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$9,615	$10,694
Accounts receivable, net of allowances of $232 and $93	20,134	26,764
Inventories	9,974	8,915
Prepaid expenses and other current assets	1,088	1,289
Total current assets	40,811	47,662
Property, plant and equipment, net	73,292	76,067
Other long-term assets	83	86
Total assets	$114,186	$123,815
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,032	$10,653
Accrued expenses	3,939	5,862
Revolving line of credit	3,750	3,750
Deferred revenue	1,019	1,304
Total current liabilities	15,740	21,569
Deferred rent	1,263	1,303
Prepayment liability	1,962	—
Deferred revenue long-term	488	—
Total liabilities	19,453	22,872
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.00001 par value; 125,000,000 shares authorized, 23,882,253 and 23,643,189 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	538,720	538,088
Accumulated deficit	(443,987)	(437,145)
Total stockholders’ equity	94,733	100,943
Total liabilities and stockholders’ equity	$114,186	$123,815

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
	(In thousands, except share and per share data)
Revenue:
Product	$22,521	$22,326
Research services	553	676
Total revenue	23,074	23,002
Cost of revenue:
Product	20,023	20,470
Research services	241	311
Gross profit	2,810	2,221
Operating expenses:
Research and development	1,605	1,576
Sales and marketing	3,499	3,110
General and administrative	4,456	6,587
Total operating expenses	9,560	11,273
Loss from operations	(6,750)	(9,052)
Interest expense, net	(92)	(26)
Total interest expense, net	(92)	(26)
Net loss	$(6,842)	$(9,078)
Net loss per share:
Basic and diluted	$(0.29)	$(0.39)
Weighted-average common shares outstanding:
Basic and diluted	23,567,019	23,257,541

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net loss	$(6,842)	$(9,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,171	2,676
Stock-compensation expense	1,136	1,244
Lease incentives	(30)	(22)
Accretion of prepayment discount	10	—
Other	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	6,630	442
Inventories	(1,059)	(2,264)
Prepaid expenses and other assets	204	497
Accounts payable	(3,340)	2,238
Accrued expenses	(1,923)	125
Deferred revenue	(345)	(254)
Deferred rent	(10)	(22)
Net cash used in operating activities	(2,398)	(4,419)
Cash flows from investing activities:
Capital expenditures	(677)	(2,146)
Net cash used in investing activities	(677)	(2,146)
Cash flows from financing activities:
Prepayment proceeds under customer supply agreement, net	2,500	—
Repayment of obligations under capital lease	—	(7)
Payments made for employee restricted stock tax withholdings	(504)	(286)
Net cash provided by (used in) financing activities	1,996	(293)
Net decrease in cash	(1,079)	(6,858)
Cash at beginning of period	10,694	18,086
Cash at end of period	$9,615	$11,228
Supplemental disclosures of cash flow information:
Interest paid	$99	$40
Income taxes paid	$—	$—
Supplemental disclosures of non-cash activities:
Changes in accrued capital expenditures	$(281)	$(1,134)
Deferred revenue	$548	$—

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

Liquidity

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014‑15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2015-14). This ASU requires management to assess and evaluate whether conditions or events exist, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the financial statements issue date. The Company adopted this standard effective January 1, 2017.

At March 31, 2018, the Company had a cash and cash equivalents balance of $9.6 million and $3.8 million of outstanding borrowings under its revolving line of credit (see note 7). The existing revolving line of credit matures on April 28, 2019.

The Company is making investments to increase capacity at its existing manufacturing facility in East Providence, Rhode Island, to expand its sales and marketing efforts, and to develop new technologies and business opportunities. The Company expects its existing cash balance, the remaining $2.5 million of the 2018 prepayment under its customer supply agreement (see note 7) and the amount anticipated to be available under the existing revolving line of credit will be sufficient to fund these investments. The Company has no mitigating plans in place to reduce its cash expenditures under its current operating plan.

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2017 (the Annual Report), filed with the Securities and Exchange Commission on March 1, 2018.

In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments that are of a normal recurring nature and necessary for the fair statement of the Company’s financial position as of March 31, 2018 and the results of its operations for the three months ended March 31, 2018 and 2017 and the cash flows for the three month periods then ended. The Company has evaluated events through the date of this filing.

The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or any other period.

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

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Codification 606, Revenue from Contracts with Customers (ASC 606). See note 3 for further details.

The Company recognizes revenue from the sale of products and performance of research and development services. Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange from those goods or services.

Sales returns are recorded based on historical sales and return information. Products that exhibit unusual sales return patterns due to quality or other manufacturing matters are specifically investigated and analyzed as part of the sales return accrual. The sales return accrual represents a reserve for products that may be returned due to quality concerns or authorized for destruction in the field. Sales return reserves are recorded at full original sales value. The Company rarely exchanges products from inventory for returned products. Sales return reserves were $0.2 million and $0.1 million at March 31, 2018 and December 31, 2017, respectively.

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

During the three months ended March 31, 2018, the Company granted 483,679 restricted common stock units (RSUs) and non-qualified stock options (NSOs) to purchase 464,518 shares of common stock with a grant date fair value of $2.2 million and $1.0 million, respectively, to employees under the 2014 Employee, Director and Consultant Equity Incentive Plan (the 2014 Equity Plan). The employee RSUs and NSOs will vest over a three year period.

Stock-based compensation is included in cost of sales or operating expenses, as applicable, and consists of the following:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Cost of product revenue	$154	$204
Research and development expenses	111	138
Sales and marketing expenses	232	268
General and administrative expenses	639	634
Total stock-based compensation	$1,136	$1,244

Pursuant to the “evergreen” provisions of the 2014 Equity Plan, the number of shares of common stock authorized for issuance under the plan automatically increased by 472,863 shares to 7,009,460 shares effective January 1, 2018.

As of March 31, 2018, 3,769,133 shares of common stock were reserved for issuance upon the exercise or vesting, as appropriate, of outstanding stock-based awards granted under the 2014 Equity Plan. In addition, as of March 31, 2018, 90,288 shares of common stock were reserved for issuance upon the exercise of outstanding stock options granted under the Company’s 2001 Equity Incentive Plan, as amended (the 2001 Equity Plan). Any cancellations or forfeitures of the options outstanding under the 2001 Equity Plan will result in the shares reserved for issuance upon exercise of such options becoming available for grant under the 2014 Equity Plan. As of March 31, 2018, there were 1,927,221 shares of common stock available for grant under the 2014 Equity Plan.

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

Information about the Company’s total revenues, based on shipment destination or services location, is presented in the following table:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Revenue:
U.S.	$9,882	$9,130
International	13,192	13,872
Total	$23,074	$23,002

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

The Company performs periodic testing of its aerogel blankets to ensure compliance with published performance specifications. From time to time, tests may indicate a product could potentially perform outside of these specifications. At that time, additional testing is initiated or the Company may conduct a root cause investigation. As of March 31, 2018, a test result has indicated that the tested samples performed outside the published performance specifications for a product and, as a result, the Company is performing additional testing. At this time, a liability has not been determined to be probable or estimable. The Company will continue to assess the results of these ongoing tests and, depending on results, could be subject to material warranty charges in future periods.

The Company did not record any warranty expense during the three months ended March 31, 2018. During the three months ended March 31, 2017 the Company recorded warranty expense of $0.9 million. This specific warranty charge was related to product claims for a single product application issue. As of March 31, 2018, the Company had satisfied all outstanding warranty claims.

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies. Recently issued standards typically do not require adoption until a future effective date. Prior to their effective date, the Company evaluates the pronouncements to determine the potential effects of adoption to its consolidated financial statements.

Standards Implemented Since December 31, 2017

In August 2015, the FASB issued a deferral of ASU 2014-09, Revenue from Contracts with Customers. The standard replaces the transaction- and industry-specific revenue recognition guidance under current U.S. GAAP with a principle based approach for determining revenue recognition. As a result of the deferral, public entities were required to apply the revised revenue recognition standard for the annual reporting period beginning on or after December 15, 2017, including interim periods within that annual reporting period. The Company adopted this standard using the modified retrospective method on January 1, 2018. The Company completed its analysis of the new revenue standard and determined that it will not materially impact the allocation and timing of recognition of previously reported revenues from the sale of products or performance of research and development services. In addition, the Company determined that there are no incremental contract costs or contract fulfillment costs to be recognized in connection with the adoption. Based on the Company’s analysis, no adjustment to retained earnings was required as of the January 1, 2018 adoption date. Accordingly, the Company’s application of the standard did not have a material impact on the Company’s consolidated balance sheet at January 1, 2018 and did not have a material impact to its statement of operations for the three months ended March 31, 2018 and 2017 or the twelve months ended December 31, 2017.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). This amendment addresses eight classification issues related to the statement of cash flows. The amendments in ASU 2016-15 are effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. The Company adopted the provisions of the amendment on January 1, 2018. The adoption of the standard has not resulted in any material impact to the Company’s consolidated financial statements or other disclosures.

Standards to be Implemented

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). FASB ASU 2016-02 modifies the accounting for leases and requires that all leases be recorded on the consolidated balance sheets as assets and liabilities. This update is effective for fiscal years beginning after December 15, 2018. Early application is permitted. The Company has not yet selected a transition method and is evaluating the effect the updated standard will have on its consolidated financial statements and related disclosures. The Company currently expects that most of its operating lease commitments will be subject to the new standard and recognized as right-of-use assets and operating lease liabilities. The Company expects application of the standard will increase the reported value of both total assets and total liabilities upon adoption and will have a material impact on the Company’s consolidated financial statements and other disclosures. Additionally, the Company is in the process of updating its systems, controls and procedures for maintaining and accounting for its lease portfolio under the new standard. As a result, the Company expects to adopt the new standard on January 1, 2019.

(3) Revenue from Contracts with Customers

On January 1, 2018, the Company adopted Accounting Standards Codification 606, Revenue from Contracts with Customers (ASC 606) using the modified retrospective method for all contracts not completed as of the date of adoption. The adoption of ASC 606 did not have a material impact on the allocation and timing of the recognition of previously reported revenues from the sale of products, subsea projects or performance of research and development services. For the three months ended March 31, 2018, there was no difference in the accounting for revenue transactions under ASC 605 or ASC 606. In addition, the Company determined that there are no incremental contract costs or contract fulfillment costs associated with the adoption. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605). The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company's product or research services and will provide financial statement readers with enhanced disclosures.

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange from those goods or services. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (i) identification of the contract with a customer; (ii) identification of the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the separate performance obligations in the contract; and (v) recognize revenue associated with performance obligation as they are satisfied. The Company applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts as of January 1, 2018 and entered into during the three months ended March 31, 2018 contained a significant financing component as of March 31, 2018.

The Company records deferred revenue for product sales when the Company has delivered products but other performance obligations have not been satisfied or control has not been transferred to the customer.

Shipping and Handling Costs

Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as fulfillment costs and are included in the cost of product revenue. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these products or research services.

Product Revenue

The Company generally enters into contracts containing one type of performance obligation. The Company recognizes product revenue when the performance obligation is satisfied, which is generally upon delivery according to contractual shipping terms within customer purchase orders.

The Company also enters into rebate agreements with certain customers. These agreements may be considered an additional performance obligation of the Company or variable consideration within a contract. Rebates are recorded as a reduction of revenue in the period the related product revenue is recognized. A corresponding liability is recorded as a component of deferred revenue on the consolidated balance sheets. These arrangements are primarily based on the customer attaining contractually specified sales volumes.

The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using historical rates of return, current quarter credit sales, and specific items of exposure on a contract by contract basis.

Subsea Projects

The Company manufactures and sells subsea products that are designed for pipe-in-pipe applications in offshore oil production and are typically customized to meet customer specifications. Subsea products typically have no alternative use and contain an enforceable right to payment. Customer invoicing terms for subsea products are typically based on certain milestones within the production and delivery schedule. Under the provisions of ASC 606, the Company recognizes revenue at a point in time when transfer of control of the products is passed to the customer, or over time utilizing the input/cost-to-cost method. The timing of revenue recognition is assessed on a contract by contract basis. During the three months ended March 31, 2018, the Company recognized $0.8 million for subsea projects.

Research Services

The Company performs research services under contracts with various government agencies and other institutions. These contracts generally have one type of performance obligation: the provision of research services including functional licenses to any resulting intellectual property. The Company records revenue using the percentage-of-completion method in two ways: (1) for firm-fixed-price contracts, the Company accrues that portion of the total contract price that is allocable, on the basis of the Company’s estimates of costs incurred to date to total contract costs; and (2) for cost-plus-fixed-fee contracts, the Company records revenue that is equal to total payroll cost incurred times a stated factor plus reimbursable expenses, to a stated upper limit. The primary cost under the Company’s research service contacts is the labor effort expended in completing the research, and the only deliverable, other than the labor hours expended, is reporting of research results to the customer. Because the input measure of labor hours expended is also reflective of the output measure, it is a reliable means to measure the extent of progress toward completion. Revisions in cost estimates and fees during the course of the contract are reflected in the accounting period in which the facts that require the revisions become known. Contract costs and rates used to allocate overhead to contracts are subject to audit by the respective contracting government agency. Adjustments to revenue as a result of audit are recorded within the period they become known. To date, adjustments to revenue as a result of audit have been insignificant.

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary geographical region and source of revenue:

	Three Months ended
	March 31, 2018
	U.S.	International	Total
	(In thousands)
Geographical region
Asia	$—	$8,228	$8,228
Canada	—	1,675	1,675
Europe	—	2,455	2,455
Latin America	—	834	834
U.S.	9,882	—	9,882
	$9,882	$13,192	$23,074

Source of revenue
Product revenue	$9,324	$12,353	$21,677
Subsea projects	5	839	844
Research services	553	—	553
	$9,882	$13,192	$23,074

Contract Balances

The following table presents changes in the Company’s contract assets and contract liabilities during the three months ended March 31, 2018:

	Balance at December 31, 2017	Additions	Deductions	Balance at March 31, 2018
	(In thousands)
Contract assets
Subsea projects	$2,463	$466	$(2,925)	$4
Research services	425	552	(518)	459
Total contract assets	2,888	1,018	(3,443)	463
Contract liabilities
Deferred revenue
Product revenue	1,178	1,025	(696)	1,507
Subsea projects	126	—	(126)	—
Total contract liabilities	$1,304	$1,025	$(822)	$1,507

During the three months ended March 31, 2018, we recognized $0.2 million of revenue as a result of changes in the contract assets and the contract liability balances in the respective periods.

A contract asset is recorded when the Company satisfies a performance obligation by transferring a promised good or service and has earned the right to consideration from its customer. These assets may represent a conditional or unconditional right to consideration.

A contract liability is recorded when consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services under the terms of the contract. Contract liabilities are recognized as revenue after control of the products or services is transferred to the customer and all revenue recognition criteria have been met.

(4) Inventories

Inventories consist of the following:

	March 31,	December 31,
	2018	2017
	(In thousands)
Raw materials	$2,447	$2,543
Finished goods	7,527	6,372
Total	$9,974	$8,915

(5) Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	March 31,	December 31,	Useful
	2018	2017	life
	(In thousands)
Construction in progress	$7,726	$7,699	—
Buildings	24,016	24,013	30 years
Machinery and equipment	118,688	118,786	3-10 years
Computer equipment and software	8,201	8,099	3 years
Total	158,631	158,597
Accumulated depreciation	(85,339)	(82,530)
Property, plant and equipment, net	$73,292	$76,067

Depreciation expense was $3.2 million and $2.7 million for the three months ended March 31, 2018 and 2017, respectively.

Construction in progress included engineering designs and other pre-construction costs for the planned manufacturing facility in Statesboro, Georgia of $7.2 million at both March 31, 2018 and December 31, 2017. The Company has delayed the project to construct the Statesboro, Georgia manufacturing facility to better align the timing of this capacity expansion with the Company’s assessment of future demand.

(6) Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2018	2017
	(In thousands)
Employee compensation	$2,770	$4,633
Other accrued expenses	1,169	1,229
Total	$3,939	$5,862

(7) Commitments and Contingencies

Customer Supply Agreement

The Company is party to an amended and restated supply agreement with BASF Polyurethanes GmbH (BASF) (the Supply Agreement) and a joint development agreement with BASF SE (the JDA). Pursuant to the Supply Agreement, the Company will sell exclusively to BASF the Company’s Spaceloft A2 product at annual volumes to be specified by BASF, subject to certain volume limits. The Supply Agreement will terminate on December 31, 2027. Upon expiration of the Supply Agreement, the Company will be subject to a post-termination supply commitment for an additional two years. The JDA is designed to facilitate the collaboration between the parties on the development and commercialization of new products.

In addition, BASF, in its sole discretion, may make prepayments to the Company in the aggregate amount of up to $22 million during the term of the Supply Agreement. BASF has agreed to make a prepayment in the amount of $5.0 million to the Company in two equal installments in 2018 (the 2018 Prepayment). The amounts and terms of additional prepayment installments, if any, are subject to negotiation between the Company and BASF.

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

As of March 31, 2018, the Company had received $2.5 million of the 2018 Prepayment from BASF, which is recorded on the balance sheet as a prepayment liability, net of discount of $0.5 million. The discount will be amortized into interest expense through December 31, 2021, or until the prepayment liability is fully credited by purchases from BASF.

Prepayment liability consists of the following:

	March 31,	December 31,
	2018	2017
	(In thousands)
Prepayment liability	$2,500	$—
Discount on prepayment liability	(548)	—
Accretion of discount expense	10	—
Prepayment liability, less current maturities	$1,962	$—

The deferred revenue associated with the prepayment liability represents a granting of the exclusive right to sell Spaceloft A2 over the term of the Supply Agreement. Deferred revenue will be amortized into revenue on a straight-line basis over the term of the Supply Agreement. At March 31, 2018, $0.5 million was recorded as deferred revenue of which less than $0.1 million recorded a component of short term deferred revenue.

Revolving Line of Credit

The Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (Loan Agreement), on August 31, 2014, which has been subsequently amended from time to time. On January 25, 2018, the Loan Agreement was amended to extend the maturity date of the facility to April 28, 2018. On April 25, 2018, the Loan Agreement was further amended to extend the maturity date of the facility to April 28, 2019. Under the Loan Agreement, the Company may borrow up to $20.0 million subject to compliance with certain covenants and borrowing base limitations. At the Company’s election, the interest rate applicable to borrowings may be based on the prime rate or LIBOR. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 2.00% per annum, while LIBOR-based rates vary from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum. In addition, the Company is required to pay a monthly fee of 0.5% per annum of the average unused portion of the facility. Obligations under the Loan Agreement are secured by a security interest in all assets of the Company, including those at the East Providence facility, except for certain exclusions.

At March 31, 2018 and December 31, 2017, the Company had $3.8 million and $3.8 million drawn on the revolving credit facility. Under the Loan Agreement, the Company is required to comply with both non-financial and financial covenants, including minimum Adjusted EBITDA and minimum Adjusted Quick Ratio covenants, as defined. At March 31, 2018, the Company was in compliance with all such covenants.

The Company has been required to provide letters of credit to secure obligations under certain commercial contracts. The Company had outstanding letters of credit backed by the revolving credit facility of $2.1 million and $2.3 million at March 31, 2018 and December 31, 2017, respectively, which reduce the funds otherwise available to the Company under the facility.

At March 31, 2018, the effective amount available to the Company under the revolving credit facility was $6.7 million after giving effect to the $3.8 million in outstanding borrowings and $2.1 million of outstanding letters of credit.

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

(8) Deferred Rent

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

Lease incentives for allowances for qualified leasehold improvements received from the landlord are amortized on a straight-line basis over the lease term. These improvements and the funding received from the landlord are recorded as fixed asset additions and a deferred rent liability on the consolidated balance sheets. The deferred rent liability is being amortized as a reduction to rent expense over the life of the lease.

Deferred rent consists of the following:

	March 31,	December 31,
	2018	2017
	(In thousands)
Deferred rent	$1,472	$1,511
Current maturities of deferred rent	(209)	(208)
Deferred rent, less current maturities	$1,263	$1,303

(9) Net Loss Per Share

The computation of basic and diluted net loss per share consists of the following:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands, except share and per share data)
Numerator:
Net loss	$(6,842)	$(9,078)
Denominator:
Weighted average shares outstanding, basic and diluted	23,567,019	23,257,541
Net loss per share, basic and diluted	$(0.29)	$(0.39)

Potentially dilutive common shares that were excluded from the computation of diluted net loss per share because they were anti-dilutive consist of the following:

	Three Months Ended
	March 31,
	2018	2017
Common stock options	2,897,424	2,382,710
Restricted common stock units	961,997	954,928
Common stock warrants	—	115
Restricted common stock awards	151,859	153,277
Total	4,011,280	3,491,030

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

(10) Income Taxes

The Company incurred net operating losses and recorded a full valuation allowance against net deferred tax assets for all periods presented. Accordingly, the Company has not recorded a provision for federal or state income taxes.

The Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the tax reform legislation enacted in the United States in 2017. In accordance with SAB 118, the Company has recognized the provisional tax impacts, related to the re-measurement of its deferred income tax assets and liabilities associated with the one-time mandatory transition tax on deemed repatriation as of December 31, 2017. Although the Company does not believe there will be any material adjustments in subsequent reporting periods, the ultimate impact may differ from the provisional amounts, due to, among other things, the significant complexity of the 2017 Tax Cuts and Jobs Act and anticipated additional regulatory guidance that may be issued by the IRS, changes in analysis, interpretations and assumptions the Company has made and actions the Company may take as a result of the 2017 Tax Cuts and Jobs Act.

(11) Subsequent Events

The Company has evaluated subsequent events through May 3, 2018, the date of issuance of the consolidated financial statements for the three months ended March 31, 2018.

On April 25, 2018, the Company’s Loan Agreement was amended to extend the maturity date of the facility to April 28, 2019 and includes the modification of certain financial covenants.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (SEC) on March 1, 2018, which we refer to as the Annual Report.

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

Overview

We design, develop and manufacture innovative, high-performance aerogel insulation used primarily in the energy infrastructure and building materials markets. We believe our aerogel blankets deliver the best thermal performance of any widely used insulation product available on the market today and provide a combination of performance attributes unmatched by traditional insulation materials. Our end-use customers select our products where thermal performance is critical and to save money, improve resource efficiency, enhance sustainability, preserve operating assets and protect workers.

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

We manufacture our products using our proprietary technology at our facility in East Providence, Rhode Island. We have operated the East Providence facility since 2008 and have increased our annual nameplate capacity since that date to 50 million square feet of aerogel blankets. During 2018, we initiated a series of projects designed to increase this nameplate capacity to 60 million square feet of aerogel blankets by the end of 2020. We have also completed the design and engineering of a first line in a planned second manufacturing facility to be located in Statesboro, Georgia supported by a package of incentives from the State of Georgia and local governmental authorities. We have elected to delay construction of the Statesboro facility to better align the timing of this capacity expansion with our assessment of future demand.

We have entered into a strategic partnership with BASF to develop and commercialize products for the building materials and other markets. The strategic partnership includes an amended and restated supply agreement (the “BASF Supply Agreement”) governing the sale of our Spaceloft A2 product to BASF and a joint development agreement targeting innovative products and technologies. Pursuant to the BASF Supply Agreement, BASF may, in its sole discretion, make a series of prepayments to the Company in the aggregate amount of up to $22.0 million in support of our capacity expansion plans, our process improvement initiatives and our new business development efforts. BASF has agreed to make a prepayment to us in the amount of $5.0 million in two equal installments in 2018, the first of which was received on March 1, 2018 in the amount of $2.5 million. The 2018 prepayment will be either credited against amounts invoiced to BASF for Spaceloft A2 or repaid by us to BASF on or after December 31, 2021.

Our revenue for the three months ended March 31, 2018 was $23.1 million, which represented an increase of $0.1 million from the three months ended March 31, 2017. Net loss for the three months ended March 31, 2018 was $6.8 million and net loss per diluted share was $0.29. Net loss for the three months ended March 31, 2017 was $9.1 million and net loss per diluted share was $0.39.

Key Metrics and Non-GAAP Financial Measures

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Square Foot Operating Metric

We price our product and measure our product shipments in square feet. We estimate our annual nameplate capacity was 50 million square feet of aerogel blankets at March 31, 2018. We believe the square foot operating metric allows us and our investors to measure our manufacturing capacity and product shipments on a uniform and consistent basis. The following chart sets forth product shipments associated with recognized revenue in square feet for the periods presented:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Product shipments in square feet	7,742	8,273

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

The following table presents a reconciliation of net loss, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Net loss	$(6,842)	$(9,078)
Depreciation and amortization	3,171	2,676
Stock-based compensation (1)	1,136	1,244
Interest expense	92	26
Adjusted EBITDA	$(2,443)	$(5,132)

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

As a result of the conclusion of a multiyear petrochemical project with a major Asian energy company and an expected decline in the volume of subsea projects, which together comprised 19% of our product revenue during 2017, we may experience a decrease in revenue, an increase in net loss and loss per share and a decrease in Adjusted EBITDA during 2018. In addition, we plan to increase investment in new initiatives and personnel by approximately $6.0 million during 2018 with the objective of restoring long-term growth in our existing markets and developing new business opportunities. As a result of a planned increase in manufacturing and operating expenses associated with these new initiatives and personnel, we may experience an increase in net loss and net loss per share and a decrease in Adjusted EBITDA during 2018 even in the event that we experience an increase in revenue during the year.

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

Components of Our Results of Operations

Revenue

We recognize product revenue from the sale of our line of aerogel products and research services revenue from the provision of services under contracts with various agencies of the U.S. government and other institutions. Product and research services revenue is recognized upon the satisfaction of contractual performance obligations.

We record deferred revenue for product sales when (i) we have delivered products but other revenue recognition criteria have not been satisfied or (ii) payments have been received in advance of products being delivered.

We may experience a decrease in revenue during 2018 due to the conclusion of the multiyear petrochemical project with a major Asian energy company and an anticipated decrease in project related revenue in the subsea market, which together comprised 19% of our product revenue during 2017.

Cost of Revenue

Cost of product revenue consists primarily of materials and manufacturing expense. Cost of product revenue is recorded when the related product revenue is recognized.

Material is our most significant component of cost of product revenue and includes fibrous batting, silica materials and additives. Material costs as a percentage of product revenue vary from product to product due to differences in average selling prices, material requirements, product thicknesses and manufacturing yields. In addition, we provide warranties for our products and record the estimated cost within cost of sales in the period that the related revenue is recorded or when we become aware that a potential warranty claim is probable and can be reasonably estimated. As of March 31, 2018, a test result has indicated that the tested samples performed outside the published performance specifications for a product and, as a result, we are performing additional testing. At this time, a liability has not been determined to be probable or estimable. We will continue to assess the results of these ongoing tests and, depending on results, could be subject to material warranty charges in future periods. As a result of these factors, material costs as a percentage of revenue will vary from period to period due to changes in the mix of aerogel products sold or the estimated cost of warranties. However, in general, we expect material costs to decline as a percentage of revenue as we seek to achieve higher selling prices, material sourcing improvements, quality improvements and manufacturing yield enhancements for our aerogel products.

Manufacturing expense is also a significant component of cost of revenue. Manufacturing expense includes labor, utilities, maintenance expense, and depreciation on manufacturing assets. Manufacturing expense also includes stock-based compensation of manufacturing employees and shipping costs. As we increase manufacturing capacity in our East Providence, Rhode Island facility through 2020 and, over time, through the anticipated construction, operation, and expansion of a second manufacturing facility, we expect manufacturing expense as a percentage of product revenue will increase following each such expansion but will decrease in the long-term due to improved manufacturing productivity and increased product revenue supported by the additional capacity.

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

As a result of the conclusion of a multiyear petrochemical project with a major Asian energy company and an expected decrease in the volume of subsea projects, which together comprised 19% of our product revenue during 2017, we may experience a decrease in revenue and an associated decrease in gross profit in absolute dollars and as a percentage of revenue during 2018. In addition, we plan to increase investment in manufacturing personnel and expenses during 2018 in support of our objective to increase the capacity of our East Providence manufacturing facility, operational improvement initiatives and our new business development efforts. As a result of this planned increase in manufacturing expense, we may experience a decrease in gross profit even in the event that we experience an increase in revenue during the year.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, legal expenses, consulting and professional services, audit and tax consulting costs, and expenses for our executive, finance, legal, human resources and information technology organizations. General and administrative expenses have increased as we have incurred additional costs related to operating as a publicly-traded company, which include costs of compliance with securities, corporate governance and related laws and regulations, investor relations expenses, increased insurance premiums, including director and officer insurance, and increased audit and legal fees. In addition, we expect our general and administrative expenses to increase as we add general and administrative personnel to support the anticipated growth of our business and continued expansion of our manufacturing operations. We also expect that the patent enforcement actions, described in more detail under “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q, if protracted, could result in significant additional legal expense over the medium to long-term. During 2018, we expect general and administrative expense will decrease both in absolute dollars and as a percentage of revenue due to an anticipated reduction in patent enforcement costs. In the longer term, however, we expect that general and administrative expenses will increase in absolute dollars but continue to decline and as a percentage of revenue.

Other Expense, Net

For the three months ended March 31, 2018, other expense, net consisted primarily of fees and interest expense related to our revolving credit facility. For the three months ended March 31, 2017, other expense, net consisted primarily of fees related to our revolving credit facility.

Provision for Income Taxes

We have incurred net losses since inception and have not recorded benefit provisions for U.S. federal income taxes or state income taxes since the tax benefits of our net losses have been offset by valuation allowances due to the uncertainty associated with the utilization of net operating loss carryforwards.

Results of Operations

Three months ended March 31, 2018 compared to the three months ended March 31, 2017

The following tables set forth a comparison of the components of our results of operations for the periods presented:

Revenue

	Three Months Ended March 31,
	2018		2017		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Revenue:
Product	$22,521	98%	$22,326	97%	$195	1%
Research services	553	2%	676	3%	(123)	(18)%
Total revenue	$23,074	100%	$23,002	100%	$72	0%

The following chart sets forth product shipments in square feet for the periods presented:

	Three Months Ended March 31,		Change
	2018	2017	Amount	Percentage
Product shipments in square feet (in thousands)	7,742	8,273	(531)	(6)%

Total revenue increased $0.1 million, or less than 1%, to $23.1 million for the three months ended March 31, 2018 from $23.0 million in the comparable period in 2017. An increase in product revenue was offset, in large part, by a decrease in research services revenue.

Product revenue increased by $0.2 million, or 1%, to $22.5 million for the three months ended March 31, 2018 from $22.3 million in the comparable period in 2017. This increase was principally the result of broad-based growth in the global downstream energy market, particularly in North America, and modest growth in the subsea market during the quarter, offset, in large part, by a decline in revenue in Asia resulting from the conclusion of the multiyear petrochemical project with a major Asian energy company.

Product revenue for the three months ended March 31, 2018 included $6.7 million to a North American distributor and $4.0 million to an Asian distributor. Product revenue for the three months ended March 31, 2017 included $3.7 million to a North American distributor, $3.4 million to an Asian distributor and $2.6 million to a North American manufacturer.

The average selling price per square foot of our products increased by $0.21, or 8%, to $2.91 per square foot for the three months ended March 31, 2018 from $2.70 per square foot for the three months ended March 31, 2017. The increase in average selling price reflected the impact of price increases enacted in early 2018 and an increase in the mix of high-priced subsea products, offset, in large part, by a decrease in the mix of products sold to the major Asian energy company with lower, project-based pricing. This increase in average selling price had the effect of increasing product revenue by $1.6 million for the three months ended March 31, 2018 from the comparable period in 2017.

In volume terms, product shipments decreased by 0.5 million square feet, or 6%, to 7.7 million square feet of aerogel products for the three months ended March 31, 2018, as compared to 8.3 million square feet for the three months ended March 31, 2017. The decrease in product volume had the effect of decreasing product revenue by $1.4 million for the three months ended March 31, 2018 from the comparable period in 2017.

Research services revenue decreased $0.1 million, or 18%, to $0.6 million for the three months ended March 31, 2018 from $0.7 million in the comparable period in 2017. The decrease was primarily due to the timing and amount of funding available under existing research contracts during the three months ended March 31, 2018 from the comparable period in 2017.

Product revenue was 98% of total revenue for the three months ended March 31, 2018 and 97% for the three months ended March 31, 2017. Research services revenue was 2% of total revenue for the three months ended March 31, 2018 and 3% of total revenue for the three months ended March 31, 2017.

Cost of Revenue

	Three Months Ended March 31,
	2018			2017			Change
		Percentage of Related	Percentage of Total		Percentage of Related	Percentage of Total
	Amount	Revenue	Revenue	Amount	Revenue	Revenue	Amount	Percentage
	($ in thousands)
Cost of revenue:
Product	$20,023	89%	87%	$20,470	92%	89%	$(447)	(2)%
Research services	241	44%	1%	311	46%	1%	(70)	(23)%
Total cost of revenue	$20,264	88%	88%	$20,781	90%	90%	$(517)	(2)%

Total cost of revenue decreased $0.5 million, or 2%, to $20.3 million for the three months ended March 31, 2018 from $20.8 million in the comparable period in 2017. The decrease in total cost of revenue was primarily the result of a decrease in product cost of revenue.

Product cost of revenue decreased $0.5 million, or 2%, to $20.0 million for the three months ended March 31, 2018 from $20.5 million in the comparable period in 2017. The $0.5 million decrease was the result of a $0.9 million or 9% decrease in material costs offset by a $0.4 million increase in manufacturing expense. The decrease in material costs was principally driven by a decrease in warranty expense of $0.9 million. The increase in manufacturing expense was the result of increases in depreciation expense of $0.5 million and compensation expense of $0.3 million, offset, in part, by a decrease in maintenance expense of $0.4 million.

Product cost of revenue as a percentage of product revenue decreased to 89% during the three months ended March 31, 2018 from 92% during the three months ended March 31, 2017. This decrease was the result of the 2% decrease in product cost of revenue despite the 1% increase in product revenue for the three months ended March 31, 2018 from the comparable period in 2017.

Research services cost of revenue decreased $0.1 million, or 23% to $0.2 million for the three months ended March 31, 2018 from $0.3 million in the comparable period in 2017. Cost of research service revenue as a percentage of research services revenue decreased to 44% during the three months ended March 31, 2018 from 46% in the comparable period in 2017 due to a reduction in outside services utilized to support the contracted research.

Gross Profit

	Three Months Ended March 31,
	2018		2017		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Gross profit	$2,810	12%	$2,221	10%	$589	27%

Gross profit increased $0.6 million, or 27%, to $2.8 million for the three months ended March 31, 2018 from $2.2 million in the comparable period in 2017. The increase in gross profit was the result of the $0.1 million increase in total revenue and the $0.5 million decrease in total cost of sales. The decrease in total cost of sales was driven primarily by the reduction in warranty expense for the three months ended March 31, 2018 versus the comparable period in 2017.

Gross profit as a percentage of total revenue increased to 12% of total revenue for the three months ended March 31, 2018 from 10% in the comparable period in 2017. In 2018, we expect gross profit as a percentage of total revenue will increase slightly versus 2017. The expected increase in gross profit reflects our expectation that the benefit of planned increases in manufacturing output and an expected favorable mix of products sold will be offset, in part, by increased costs associated with a planned increase in personnel and expense in support of our capacity expansion and growth initiatives.

Research and Development Expenses

	Three Months Ended March 31,
	2018		2017		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Research and development expenses	$1,605	7%	$1,576	7%	$29	2%

Research and development expenses were $1.6 million for the three months ended March 31, 2018 and 2017. Modest increases in compensation and related costs and professional fees for the three months ended March 31, 2018 were offset by decreases in other research expenses.

Research and development expenses as a percentage of total revenue were 7% for the three months ended March 31, 2018 and 2017. We expect that our research and development expenses during 2018 will increase from 2017 levels in support of investments in innovative products, advanced process technologies, and new markets. Due to the expected growth in research and development expenses, we expect research and development expenses as a percentage of total revenue to increase in 2018.

Sales and Marketing Expenses

	Three Months Ended March 31,
	2018		2017		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Sales and marketing expenses	$3,499	15%	$3,110	14%	$389	13%

Sales and marketing expenses increased by $0.4 million, or 13%, to $3.5 million for the three months ended March 31, 2018 from $3.1 million in the comparable period in 2017. The $0.4 million increase was the result of increases in compensation and related costs of $0.1 million, professional fees of $0.1 million and other marketing costs of $0.2 million.

Sales and marketing expenses as a percentage of total revenue increased to 15% for the three months ended March 31, 2018 from 14% in the comparable period in 2017 due principally to the increase in sales and marketing expenses during the three months ended March 31, 2018.

We expect sales and marketing expenses to increase during 2018 in line with a planned increase in sales personnel and marketing initiatives. Due to the expected growth in sales and marketing expenses, we expect sales and marketing expenses as a percentage of total revenue to increase in 2018.

General and Administrative Expenses

	Three Months Ended March 31,
	2018		2017		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
General and administrative expenses	$4,456	19%	$6,587	29%	$(2,131)	(32)%

General and administrative expenses decreased by $2.1 million, or 32%, to $4.5 million during the three months ended March 31, 2018 from $6.6 million in the comparable period in 2017. The $2.1 million decrease was primarily the result of a decrease in patent enforcement costs of $2.6 million, offset, in part, by increases in compensation and related costs of $0.1 million, legal and professional fees of $0.1 million, and other administrative expenses of $0.3 million.

General and administrative expenses as a percentage of total revenue decreased to 19% for the three months ended March 31, 2018 from 29% in the comparable period in 2017. This decrease was due primarily to the decrease in patent enforcement costs during the three months ended March 31, 2018 from the comparable period in 2017.

We expect general and administrative expenses to decrease during 2018 due to expected decreases in patent enforcement costs and stock-based compensation expense. Due to the projected decrease in general and administrative expenses, we expect general and administrative expenses as a percentage of total revenue to decrease in 2018.

Interest Expense, net

	Three Months Ended March 31,
	2018		2016		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Interest expense, net	$(92)	(0)%	$(26)	(0)%	$(66)	254%

Interest expense, net grew to $0.1 million during the three months ended March 31, 2018 from less than $0.1 million during the comparable period in 2017. The $0.1 million increase in interest expense, net, was due to an increase in interest expense associated with increased outstanding balances under our revolving line of credit.

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

Through 2015, we experienced revenue growth and gained share in our target markets. Despite a decline in revenue in 2016 and 2017 and a potential decline in revenue in 2018, our financial projections anticipate long-term revenue growth, with increasing levels of gross profit and improved cash flows from operations. To support this growth, we expect to incur up to $20.0 million of capital expenditures related to our plan to increase the capacity of our East Providence, Rhode Island manufacturing facility by 20% by the end of 2020. In addition we expect to incur up to $130 million of capital expenditures to construct a first manufacturing line in a planned second manufacturing facility to be located in Statesboro, Georgia which, while currently delayed, we believe will ultimately be needed to support this expected long term growth in demand.

We believe that our existing cash balance and anticipated credit will be sufficient to fund a portion of the planned expansion of our East Providence manufacturing facility. BASF has agreed to make a prepayment in the amount of $5.0 million to us in two equal installments in 2018 (the “2018 Prepayment”) in support of our capacity expansion plans, our process improvement initiatives and our new business development efforts. As of March 31, 2018, we had received $2.5 million the 2018 Prepayment from BASF. In addition, we plan to manage other capital expenditures and working capital balances to maintain the cash resources required to support current operating requirements and the initial phases of our capacity expansion plan.

Beyond 2018, we will need to supplement our cash balance with anticipated cash flows from operations, local government grants, debt financings, customer prepayments and equity financings, if necessary, to provide the capital required to complete the expansion of our existing manufacturing facility and the first production line in our second manufacturing facility.

Primary Sources of Liquidity

Our principal sources of liquidity are currently our cash and cash equivalents and our revolving credit facility with Silicon Valley Bank. Cash and cash equivalents consist primarily of cash and money market accounts on deposit with banks. As of March 31, 2018, we had $9.6 million of cash and cash equivalents.

At March 31, 2018, we had debt obligations of $3.8 million related to borrowings under our revolving credit facility with Silicon Valley Bank, $2.1 million of outstanding letters of credit secured by the revolving credit facility and an obligation of $2.5 million associated with prepayments received pursuant to the BASF Supply Agreement.

We have maintained the revolving credit facility with Silicon Valley Bank since March 2011, which has been amended from time to time. Under our revolving credit facility, we are permitted to borrow a maximum of $20.0 million, subject to continued covenant compliance and borrowing base requirements. At our election, the interest rate applicable to borrowings under the revolving credit facility may be based on the prime rate or LIBOR. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 2.00% per annum, while LIBOR-based rates vary from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum. In addition, we are required to pay a monthly unused revolving line facility fee of 0.5% per annum of the average unused portion of the revolving credit facility. The revolving credit facility matures on April 28, 2019.

The effective amount available to us under the facility at March 31, 2018 was $6.7 million after giving effect to $3.8 million of borrowings and $2.1 million of letters of credit outstanding.

Analysis of Cash Flow

Net Cash Used in Operating Activities

During the three months ended March 31, 2018, we used $2.4 million in net cash in operating activities, as compared to the use of $4.4 million in net cash during the comparable period in 2017, a decrease in the use of cash of $2.0 million. This decrease in use of cash was the result of the decrease in net loss adjusted for non-cash items of $2.6 million, offset, in part, by a decrease in cash provided by changes in operating assets and liabilities of $0.6 million.

Net Cash Used in Investing Activities

Net cash used in investing activities is primarily related to capital expenditures to support our growth. Net cash used in investing activities for the three months ended March 31, 2018 and 2017 was $0.7 million and $2.1 million, respectively, in capital expenditures primarily for machinery and equipment to improve the throughput and efficiency of our East Providence facility.

Net Cash Used in Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2018 totaled $2.0 million and consisted of $2.5 million in prepayment proceeds under the BASF Supply Agreement, offset, in part, by $0.5 million in cash used for payments made for employee tax withholdings associated with the vesting of restricted stock units. Net cash used in financing activities for the three months ended March 31, 2017 totaled $0.3 million and included $0.3 million for payments made for employee tax withholdings associated with the vesting of restricted stock units and less than $0.1 million for repayments of obligations under capital leases.

Off Balance Sheet Arrangements

Since inception, we have not engaged in any off balance sheet activities as defined in Item 303(a)(4) of Regulation S-K.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments as reported in our Annual Report on Form 10-K for the year ending December 31, 2017, filed with the SEC on March 1, 2018.

Recent Accounting Pronouncements

Information regarding new accounting pronouncements is included in note 2 to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in these accounting policies have the greatest potential impact on our financial statements and, therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See our Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 1, 2018 with the SEC, and note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information about these critical accounting policies, as well as a description of our other significant accounting policies.

Certain Factors That May Affect Future Results of Operations

The SEC, encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about: our beliefs in the appropriateness of our assumptions, the accuracy of our estimates regarding expenses, loss contingencies, future revenues, future profits, uses of cash, available credit, capital requirements, and the need for additional financing; the performance of our aerogel blankets; our plans to construct a second manufacturing facility in Statesboro, Georgia; our plans to expand capacity in our East Providence, Rhode Island manufacturing facility; our estimates of annual production capacity; our strategic partnership with BASF and the potential benefits of such a relationship, including the potential for it to create new product and market opportunities; the BASF Supply Agreement, our exclusive supply to BASF of its Spaceloft A2 product, the potential for future cash advances from BASF under the BASF Supply Agreement (payment of which are subject to certain conditions) to provide a source of financing for some portion of the cost of the planned capacity expansion in our East Providence, Rhode Island manufacturing facility and planned construction of our proposed manufacturing plant expected to be located in Statesboro, Georgia, and the potential for BASF to become a significant customer for our products; our joint development agreement with BASF, and the potential for it to support the development of new aerogel products and technologies; our beliefs about the usefulness of the square foot operating metric; our beliefs about the financial metrics that are indicative of our core performance; our beliefs about the usefulness of our presentation of Adjusted EBITDA; our expectations about the effect of manufacturing capacity on financial metrics such as Adjusted EBITDA; our beliefs about the outcome, effects or estimated costs of current or potential litigation or their respective timing, including expected legal expense in connection with our patent enforcement actions; our expectations about hiring additional personnel; our plans to devote substantial resources to the development of new aerogel technology; our expectations about product mix; our expectations about future material costs and manufacturing expenses as a percentage of revenue; our expectations of future gross profit and the effect of manufacturing expenses, manufacturing capacity and productivity on gross profit; our expectations about our resources and other investments in new technology and related research and development activities and associated expenses; our expectations about short and long term (a) research and development (b) general and administrative and (c) sales and marketing expenses; our expectations of near term revenue declines; our expectations of revenue growth, increased gross profit, and improving cash flows over the long term; our intentions about managing capital expenditures and working capital balances; our expectations about incurring significant capital expenditures in the future; our expectations about the expansion of our workforce and resources and its effect on sales and marketing, general and administrative, and related expenses; our expectations about future product revenue and demand for our products; our expectations about the effect of stock based compensation on various costs and expenses; our expectations about potential sources of future financing; our beliefs about the impact of accounting policies on our financial statements; our beliefs about the effect of interest rates, inflation and foreign currency fluctuations on our results of operations and financial condition; and our beliefs about the expansion of our international operations.

Words such as “may,” “will,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to, those set forth in this Quarterly Report on Form 10-Q and under the heading “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 1, 2018.

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

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business. At March 31, 2018, we had unrestricted cash and cash equivalents of $9.6 million. These amounts were held for working capital and capital expansion purposes and were invested primarily in deposit and money market accounts at a major financial institution in North America. Due to the short-term nature of these investments, we believe that our exposure to changes in the fair value of our cash as a result of changes in interest rates is not material.

As of March 31, 2018, we had $3.8 million drawn and outstanding on our revolving credit facility. At March 31, 2018, we also had $2.1 million of outstanding letters of credit supported by the revolving credit facility.

Under our revolving credit facility, we are permitted to borrow a maximum of $20.0 million, subject to continued covenant compliance and borrowing base requirements. At our election, the interest rate applicable to borrowings under the revolving credit facility may be based on the prime rate or LIBOR. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 2.00% per annum, while LIBOR-based rates vary from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum. In addition, we are required to pay a monthly unused revolving line facility fee of 0.5% per annum of the average unused portion of the revolving credit facility. On January 25, 2018, the Loan Agreement was amended to extend the maturity date of the facility to April 28, 2018. On April 25, 2018, the Loan Agreement was further amended to extend the maturity date of the facility to April 28, 2019.

At March 31, 2018, the amount available to us under the revolving credit facility was $6.7 million after giving effect to the $3.8 million in borrowings and $2.1 million of letters of credit outstanding under the facility.

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

As of March 31, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls.

During the three months ended March 31, 2018, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

In May 2016, we filed a complaint for patent infringement against Nano Tech Co., Ltd. (“Nano”) and Guangdong Alison Hi Tech., Ltd. (“Alison” and together with Nano, the “Respondents”) in the International Trade Commission (“ITC”). The ITC complaint alleged that these two China-based companies engaged in unfair trade practices by importing aerogel products in the United States that infringed, and/or are manufactured by processes that infringe, several of the Company’s patents in violation of Section 337 of the Tariff Act. In the ITC complaint, we sought exclusion orders from the ITC that direct the United States Customs and Border Protection to stop the importation of these infringing products. In June 2016, the ITC instituted an investigation based on our complaint. In September 2017, the Administrative Law Judge (“ALJ”) presiding over the ITC investigation issued an Initial Determination finding that Alison and Nano infringed our patents relating to aerogel insulation and/or the methods of manufacturing aerogel insulation. As part of the Initial Determination, the ALJ found that Alison and Nano infringed all the patent claims asserted against each of them across the three asserted patents and that Alison and Nano failed to prove that the asserted claims were invalid. The ALJ also recommended a limited exclusion order as a remedy to prevent the importation of infringing aerogel products into the United States. In February 2018, the ITC issued its final determination confirming the ALJ’s infringement and validity determinations except with respect to one dependent product claim where the ITC found the claim not infringed. The ITC also revised some of the ALJ’s claim constructions. However, the ITC affirmed that Alison and Nano each violated Section 337 of the Tariff Act and issued a limited exclusion order prohibiting importation of infringing aerogel insulation products manufactured by Alison and Nano. The exclusion order, which is enforced by the United States Customs and Border Protection, is currently in effect. Upon a request by a party, the final determination may be appealed to the United States Court of Appeals for the Federal Circuit. In addition to Respondents’ contention at the ITC that the asserted patents were invalid, Alison also filed petitions with the United States Patent and Trademark Office (“USPTO”) requesting Inter-Partes Review to cancel certain claims in three of the Company’s manufacturing process patents and one product patent. A three-member panel of Administrative Patent Judges at the USPTO denied all of Alison’s petitions to institute Inter-Partes Review challenging the validity of these Aspen patents. Alison also filed similar requests with the Chinese Patent Office (“SIPO”) seeking to invalidate two of our Chinese manufacturing process patents and two of our Chinese product patents. After the conclusion of the oral proceedings and before any decision issued by the SIPO, Alison withdrew all of its requests for invalidation of our Chinese patents.

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

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on March 1, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities. Not applicable.

(b) Use of Proceeds from Initial Public Offering of Common Stock.

We registered shares of our common stock in connection with our initial public offering pursuant to a registration statement on Form S-1 (File No. 333-195523), which was declared effective by the SEC on June 12, 2014, and a registration statement on Form S-1 (File No. 333-196719) filed pursuant to Rule 462(b) of the Securities Act of 1933, as amended.

We received aggregate net proceeds from the offering of approximately $74.7 million, after deducting $4.3 million of underwriting discounts and approximately $3.5 million of offering expenses.

As of March 31, 2018, we have used $19.8 million of the net proceeds of the offering to repay all amounts outstanding under our subordinated notes and our revolving credit facility; $31.0 million of the net proceeds of the offering for capital expenditures related to our third production line; $7.2 million of the net proceeds of the offering for our planned manufacturing facility in Statesboro, Georgia; and $7.1 million of the net proceeds of the offering for general corporate purposes. The remainder of the net proceeds is held in a deposit account and money market account with a major financial institution in North America. We have broad discretion in the use of the net proceeds from our initial public offering and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our stock. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus dated June 12, 2014, filed with the SEC on June 16, 2014.

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers.

We did not repurchase any of our equity securities during the quarter ended March 31, 2018.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits

10.1	Sixth Amendment to the Amended and Restated Loan and Security Agreement, dated January 25, 2018, by and between the Company and Silicon Valley Bank.

10.2*	Amended and Restated Supply Agreement, dated February 16, 2018 by and between the Company and BASF Polyurethanes GmbH.

10.3*	Amended and Restated Side Agreement, dated February 16, 2018 between BASF Polyurethanes GmbH and the Company.

31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Aspen Aerogels, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited) as of March 31, 2018 and December 31, 2017, (ii) the Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2018 and 2017, (iii) the Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2018 and 2017, and (iv) the Notes to Consolidated Financial Statements (unaudited).

*Confidential treatment has been requested with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPEN AEROGELS, INC.

Date: May 3, 2018	By:	/s/ Donald R. Young
Donald R. Young
President and Chief Executive Officer (principal executive officer)

Date: May 3, 2018	By:	/s/ John F. Fairbanks
John F. Fairbanks
Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)