Form 10-Q
period 2018-06-30
ASPEN AEROGELS INC
filed 2018-08-03
CIK 1145986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 1, 2018, the registrant had 23,940,315 shares of common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

ASPEN AEROGELS, INC.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2018	2017
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$7,286	$10,694
Accounts receivable, net of allowances of $270 and $93	20,106	26,764
Inventories	12,822	8,915
Prepaid expenses and other current assets	1,190	1,289
Total current assets	41,404	47,662
Property, plant and equipment, net	71,988	76,067
Other long-term assets	79	86
Total assets	$113,471	$123,815
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,395	$10,653
Accrued expenses	4,710	5,862
Revolving line of credit	3,750	3,750
Deferred revenue	1,540	1,304
Total current liabilities	18,395	21,569
Deferred rent	1,235	1,303
Prepayment liability	3,989	—
Deferred revenue long-term	927	—
Total liabilities	24,546	22,872
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.00001 par value; 125,000,000 shares authorized, 23,940,315 and 23,643,189 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	539,870	538,088
Accumulated deficit	(450,945)	(437,145)
Total stockholders’ equity	88,925	100,943
Total liabilities and stockholders’ equity	$113,471	$123,815

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands, except share and per share data)
Revenue:
Product	$21,115	$24,562	$43,636	$46,888
Research services	556	507	1,109	1,183
Total revenue	21,671	25,069	44,745	48,071
Cost of revenue:
Product	18,676	21,121	38,699	41,591
Research services	251	254	492	565
Gross profit	2,744	3,694	5,554	5,915
Operating expenses:
Research and development	1,638	1,709	3,243	3,285
Sales and marketing	3,721	3,416	7,220	6,526
General and administrative	4,240	4,002	8,696	10,589
Total operating expenses	9,599	9,127	19,159	20,400
Loss from operations	(6,855)	(5,433)	(13,605)	(14,485)
Interest expense, net	(103)	(39)	(195)	(65)
Total interest expense, net	(103)	(39)	(195)	(65)
Net loss	$(6,958)	$(5,472)	$(13,800)	$(14,550)
Net loss per share:
Basic and diluted	$(0.29)	$(0.23)	$(0.58)	$(0.62)
Weighted-average common shares outstanding:
Basic and diluted	23,743,358	23,369,179	23,655,676	23,313,668

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net loss	$(13,800)	$(14,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,686	5,306
Stock-compensation expense	2,286	2,618
Lease incentives	(60)	(49)
Accretion of prepayment discount	43	—
Other	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	6,658	1,518
Inventories	(3,907)	(387)
Prepaid expenses and other assets	106	349
Accounts payable	(2,208)	(1,272)
Accrued expenses	(1,138)	813
Deferred revenue	109	(237)
Deferred rent	(22)	(111)
Net cash used in operating activities	(6,247)	(6,003)
Cash flows from investing activities:
Capital expenditures	(1,657)	(4,831)
Net cash used in investing activities	(1,657)	(4,831)
Cash flows from financing activities:
Proceeds from borrowings under line of credit	12,116	—
Repayment of borrowings under line of credit	(12,116)	—
Prepayment proceeds under customer supply agreement, net	5,000	—
Repayment of obligations under capital lease	—	(15)
Payments made for employee restricted stock tax withholdings	(504)	(286)
Net cash provided by (used in) financing activities	4,496	(301)
Net decrease in cash	(3,408)	(11,135)
Cash at beginning of period	10,694	18,086
Cash at end of period	$7,286	$6,951
Supplemental disclosures of cash flow information:
Interest paid	$141	$89
Income taxes paid	$—	$—
Supplemental disclosures of non-cash activities:
Changes in accrued capital expenditures	$(50)	$(3,385)
Deferred revenue	$1,036	$—
Capitalized interest	$9	$—

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

At June 30, 2018, the Company had a cash and cash equivalents balance of $7.3 million and $3.8 million of outstanding borrowings under its revolving line of credit (see note 7). The existing revolving line of credit matures on April 28, 2019.

The Company is making investments to increase capacity at its existing manufacturing facility in East Providence, Rhode Island, to expand its sales and marketing efforts, and to develop new technologies and business opportunities. The Company expects its existing cash balance and the amount anticipated to be available under the existing revolving line of credit will be sufficient to fund a portion of these investments. The Company plans to manage capital expenditures and working capital balances to maintain the cash resources required to support current operating requirements and the initial phases of the capacity expansion plan.

Beyond 2018, the Company will need to supplement its cash balance with anticipated cash flows from operations, local government grants, debt financings, customer prepayments, technology licensing agreements and equity financings, if necessary, to provide the capital required to complete the expansion of the existing manufacturing facility and to fund its strategic business initiatives.

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

In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments that are of a normal recurring nature and necessary for the fair statement of the Company’s financial position as of June 30, 2018 and the results of its operations for the six months ended June 30, 2018 and 2017 and the cash flows for the six month periods then ended. The Company has evaluated events through the date of this filing.

The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or any other period.

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

Sales returns are recorded based on historical sales and return information. Products that exhibit unusual sales return patterns due to quality or other manufacturing matters are specifically investigated and analyzed as part of the sales return accrual. The sales return accrual represents a reserve for products that may be returned due to quality concerns or authorized for destruction in the field. Sales return reserves are recorded at full original sales value. The Company rarely exchanges products from inventory for returned products. Sales return and other credit reserves were $0.3 million and $0.1 million at June 30, 2018 and December 31, 2017, respectively.

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

During the six months ended June 30, 2018, the Company granted 58,062 shares of restricted common stock with a grant date fair value of $0.3 million and 81,102 non-qualified options (NSOs) to purchase shares of common stock with a grant date fair value of $0.4 million vesting over a period of one year to its non-employee directors under the 2014 Employee, Director and Consultant Equity

Incentive Plan (the 2014 Equity Plan). During the six months ended June 30, 2018, the Company also granted 497,910 restricted common stock units (RSUs) with a grant date fair value of $2.3 million and 493,154 NSOs to purchase shares of common stock with a grant date fair value of $1.1 million to employees under the 2014 Equity Plan. The RSUs and NSOs granted to employees vest over a three year period.

Stock-based compensation is included in cost of revenue or operating expenses, as applicable, and consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Cost of product revenue	$162	$236	$316	$440
Research and development expenses	120	160	231	298
Sales and marketing expenses	209	303	441	571
General and administrative expenses	659	675	1,298	1,309
Total stock-based compensation	$1,150	$1,374	$2,286	$2,618

Pursuant to the “evergreen” provisions of the 2014 Equity Plan, the number of shares of common stock authorized for issuance under the plan automatically increased by 472,863 shares to 7,009,460 shares effective January 1, 2018.

As of June 30, 2018, 3,866,557 shares of common stock were reserved for issuance upon the exercise or vesting, as appropriate, of outstanding stock-based awards granted under the 2014 Equity Plan. In addition, as of June 30, 2018, 90,288 shares of common stock were reserved for issuance upon the exercise of outstanding stock options granted under the Company’s 2001 Equity Incentive Plan, as amended (the 2001 Equity Plan). Any cancellations or forfeitures of the options outstanding under the 2001 Equity Plan will result in the shares reserved for issuance upon exercise of such options becoming available for grant under the 2014 Equity Plan. As of June 30, 2018, there were 1,771,735 shares of common stock available for future grant under the 2014 Equity Plan.

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

Information about the Company’s total revenues, based on shipment destination or services location, is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Revenue:
U.S.	$9,310	$10,131	$19,192	$19,261
International	12,361	14,938	25,553	28,810
Total	$21,671	$25,069	$44,745	$48,071

Warranty Costs

The Company provides warranties for its products and records the estimated cost within cost of revenue in the period that the related revenue is recorded. The Company’s standard warranty period extends to one year from the date of shipment. This standard warranty provides that the Company’s products will be free from defects in material and workmanship, and will, under normal use, conform to the specifications for the product.

The Company’s products may be utilized in systems that involve new technical demands and new configurations. Accordingly, the Company regularly reviews and assesses whether warranty reserves should be recorded in the period that the related revenue is recorded. For an initial shipment of product for use in a system with new technical demands or new configurations and where the Company is unsure of meeting the customer’s specifications, the Company will defer the recognition of product revenue and related costs until written customer acceptance is obtained.

The Company performs periodic testing of its aerogel blankets to ensure compliance with published performance specifications. From time to time, tests may indicate a product could potentially perform outside of these specifications. At that time, additional testing is initiated or the Company may conduct a root cause investigation. During the six months ended June 30, 2018, a test result indicated that tested samples performed outside the published performance specifications for a specific attribute of a product and, as a result, the Company performed additional testing. The Company has determined that it is probable it has incurred a liability, however, the liability is not estimable as of June 30, 2018. The Company will continue to assess the impact of the testing results on its customer base and, depending on the assessment, could be subject to material warranty charges in future periods.

The Company did not record any warranty expense during the six months ended June 30, 2018. During the six months ended June 30, 2017 the Company recorded warranty expense of $0.9 million. This specific warranty charge was related to product claims for a single product application issue. As of June 30, 2018, the Company had satisfied all outstanding warranty claims.

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

Standards Implemented Since December 31, 2017

In August 2015, the FASB issued a deferral of ASU 2014-09, Revenue from Contracts with Customers. The standard replaced the transaction- and industry-specific revenue recognition guidance under current U.S. GAAP with a principle based approach for determining revenue recognition. As a result of the deferral, public entities were required to apply the revised revenue recognition standard for the annual reporting period beginning on or after December 15, 2017, including interim periods within that annual reporting period. The Company adopted this standard using the modified retrospective method on January 1, 2018. The Company completed its analysis of the new revenue standard and determined that it would not materially impact the allocation and timing of recognition of previously reported revenues from the sale of products or performance of research and development services. In addition, the Company determined that there were no incremental contract costs or contract fulfillment costs to be recognized in connection with the adoption. Based on the Company’s analysis, no adjustment to retained earnings was required as of the January 1, 2018 adoption date. Accordingly, the Company’s application of the standard did not have a material impact on the Company’s consolidated balance sheet at January 1, 2018 and did not have a material impact to its statement of operations for the six months ended June 30, 2018, and 2017 or the twelve months ended December 31, 2017.

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

Standards to be Implemented

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). FASB ASU 2016-02 modifies the accounting for leases and requires that all leases be recorded on the consolidated balance sheets as assets and liabilities. This standard is effective for fiscal years beginning after December 15, 2018. Early application is permitted. The Company has not yet selected a transition method and is evaluating the effect the updated standard will have on its consolidated financial statements and related disclosures. The Company currently expects that most of its operating lease commitments will be subject to the new standard and recognized as right-of-use assets and operating lease liabilities. The Company expects application of the standard will increase the reported value of both total assets and total liabilities upon adoption and will have a material impact on the Company’s consolidated financial statements and other disclosures. Additionally, the Company is in the process of updating its systems, controls and procedures for maintaining and accounting for its lease portfolio under the new standard. The Company expects to adopt the new standard on January 1, 2019.

(3) Revenue from Contracts with Customers

On January 1, 2018, the Company adopted Accounting Standards Codification 606, Revenue from Contracts with Customers (ASC 606) using the modified retrospective method for all contracts not completed as of the date of adoption. The adoption of ASC 606 did not have a material impact on the allocation and timing of the recognition of previously reported revenues from the sale of products, subsea projects or performance of research and development services. For the six months ended June 30, 2018, there was no difference in the accounting for revenue transactions under ASC 606 or ASC 605, Revenue Recognition (ASC 605). In addition, the Company determined that there are no incremental contract costs or contract fulfillment costs associated with the adoption. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605. The adoption of ASC 606 represents a change in accounting principle that more closely aligns revenue recognition with the delivery of the Company's product or research services and will provide financial statement readers with enhanced disclosures.

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange from those goods or services. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (i) identification of the contract with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the separate performance obligations in the contract; and (v) recognition of the revenue associated with performance obligation as they are satisfied. The Company applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. The Company did not have any contracts outstanding at January 1, 2018 and did not enter into any contracts during the six months ended June 30, 2018 that contained a significant financing component.

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

Subsea Projects

The Company manufactures and sells subsea products that are designed for pipe-in-pipe applications in offshore oil production and are typically customized to meet customer specifications. Subsea products typically have no alternative use and contain an enforceable right to payment. Customer invoicing terms for subsea products are typically based on certain milestones within the production and delivery schedule. Under the provisions of ASC 606, the Company recognizes revenue at a point in time when transfer of control of the products is passed to the customer, or over time utilizing the input/cost-to-cost method. The timing of revenue recognition is assessed on a contract by contract basis. During the six months ended June 30, 2018, the Company recognized $0.8 million in connection with subsea projects.

Other Revenue

The Company is party to an amended and restated supply agreement with BASF Polyurethanes GmbH (BASF) (the Supply Agreement) and a joint development agreement with BASF SE (the JDA) (see note 7). Pursuant to the Supply Agreement, the Company will sell exclusively to BASF the Company’s Spaceloft A2 product at annual volumes to be specified by BASF, subject to certain volume limits. The Company has determined that the exclusivity component of the Supply Agreement represents a performance obligation to BASF that will be satisfied over time. The Company will calculate the value of the exclusivity component upon receipt of prepayments from BASF. Revenue associated with this performance obligation will be recognized over the term of the agreement which expires on December 31, 2027.

During the six months ended June 30, 2018, BASF made two prepayments of $2.5 million each. At the time of the receipt of the prepayments, the Company calculated and accounted for the value associated with exclusivity component as deferred revenue. The value associated with the exclusivity component was approximately $0.5 million for each prepayment.

During the six months ended June 30, 2018, the Company recognized less than $0.1 million in revenue associated with the exclusive right to sell Spaceloft A2 which is recorded as a component of product revenue in the Company’s consolidated statement of operations. At June 30, 2018, deferred revenue related to the exclusivity component of the Supply Agreement totaled $1.0 million. There was no deferred revenue related to the Supply Agreement at December 31, 2017.

Research Services

The Company performs research services under contracts with various government agencies and other institutions. These contracts generally have one type of performance obligation associated with the provision of research services including functional licenses to any resulting intellectual property. The Company records revenue using the percentage-of-completion method in two ways: (1) for firm-fixed-price contracts, the Company accrues that portion of the total contract price that is allocable on the basis of the Company’s estimates of costs incurred to date to total contract costs; and (2) for cost-plus-fixed-fee contracts, the Company records revenue that is equal to total payroll cost incurred times a stated factor plus reimbursable expenses, to a stated upper limit. The primary cost under the Company’s research service contacts is the labor effort expended in completing the research, and the only deliverable, other than the labor hours expended, is the reporting of research results to the customer. Because the input measure of labor hours expended is also reflective of the output measure, it is a reliable means to measure the extent of progress toward completion. Revisions in cost estimates and fees during the course of the contract are reflected in the accounting period in which the facts that require the revisions become known. Contract costs and rates used to allocate overhead to contracts are subject to audit by the respective contracting government agency. Adjustments to revenue as a result of audit are recorded within the period they become known. To date, adjustments to revenue as a result of contracting agency audits have been insignificant.

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary geographical region and source of revenue:

	Three Months ended			Six Months ended
	June 30, 2018			June 30, 2018
	U.S.	International	Total	U.S.	International	Total
	(In thousands)			(In thousands)
Geographical region
Asia	$—	$7,673	$7,673	$—	$15,901	$15,901
Canada	—	596	596	—	2,271	2,271
Europe	—	3,411	3,411	—	5,866	5,866
Latin America	—	681	681	—	1,515	1,515
U.S.	9,310	—	9,310	19,192	—	19,192
Total revenue	$9,310	$12,361	$21,671	$19,192	$25,553	$44,745

Source of revenue
Product revenue	$8,754	$12,343	$21,097	$18,078	$24,696	$42,774
Subsea projects	—	—	—	5	839	844
Other revenue	—	18	18	—	18	18
Research services	556	—	556	1,109	—	1,109
Total revenue	$9,310	$12,361	$21,671	$19,192	$25,553	$44,745

Contract Balances

The following table presents changes in the Company’s contract assets and contract liabilities during the six months ended June 30, 2018:

	Balance at December 31, 2017	Additions	Deductions	Balance at June 30, 2018
	(In thousands)
Contract assets
Subsea projects	$2,463	$1,148	$(3,605)	$6
Research services	425	1,108	(1,184)	349
Total contract assets	$2,888	$2,256	$(4,789)	$355
Contract liabilities
Deferred revenue
Product revenue	$1,178	$808	$(1,237)	$749
Subsea projects	126	682	(126)	682
Other revenue	—	1,054	(18)	1,036
Total contract liabilities	$1,304	$2,544	$(1,381)	$2,467

During the six months ended June 30, 2018, we recognized $0.2 million of revenue that was included in deferred revenue at the beginning of the period.

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

(4) Inventories

Inventories consist of the following:

	June 30,	December 31,
	2018	2017
	(In thousands)
Raw materials	$3,020	$2,543
Finished goods	9,802	6,372
Total	$12,822	$8,915

(5) Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	June 30,	December 31,	Useful
	2018	2017	life
	(In thousands)
Construction in progress	$8,661	$7,699	—
Buildings	24,016	24,013	30 years
Machinery and equipment	118,937	118,786	3-10 years
Computer equipment and software	8,218	8,099	3 years
Total	159,832	158,597
Accumulated depreciation	(87,844)	(82,530)
Property, plant and equipment, net	$71,988	$76,067

Depreciation expense was $5.7 million and $5.3 million for the six months ended June 30, 2018 and 2017, respectively.

Construction in progress included engineering designs and other pre-construction costs for the planned manufacturing facility in Statesboro, Georgia of $7.2 million at both June 30, 2018 and December 31, 2017. The Company has delayed the project to construct the Statesboro, Georgia manufacturing facility to better align the timing of this capacity expansion with the Company’s assessment of future demand. In addition, construction in progress included $1.0 million and less than $0.1 million at June 30, 2018 and December 31, 2017, respectively, related to projects designed to increase the capacity of the Company’s East Providence, Rhode Island facility.

(6) Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2018	2017
	(In thousands)
Employee compensation	$3,639	$4,633
Other accrued expenses	1,071	1,229
Total	$4,710	$5,862

(7) Commitments and Contingencies

Customer Supply Agreement

The Company is party to the Supply Agreement with BASF and the JDA with BASF SE. Pursuant to the Supply Agreement, the Company will sell exclusively to BASF the Company’s Spaceloft A2 product at annual volumes to be specified by BASF, subject to certain volume limits. The Supply Agreement will terminate on December 31, 2027. Upon expiration of the Supply Agreement, the Company will be subject to a post-termination supply commitment for an additional two years. The JDA is designed to facilitate the collaboration between the parties on the development and commercialization of new products.

In addition, BASF, in its sole discretion, may make prepayments to the Company in the aggregate amount of up to $22.0 million during the term of the Supply Agreement. BASF agreed to make a prepayment in the amount of $5.0 million to the Company in two equal installments in 2018 (the 2018 Prepayment). The amounts and terms of additional prepayment installments, if any, are subject to negotiation between the Company and BASF.

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

As of June 30, 2018, the Company had received $5.0 million of the 2018 Prepayment from BASF, which is recorded on the balance sheet as a prepayment liability, net of discount of $1.0 million. The discount will be amortized into interest expense through December 31, 2021, or until the prepayment liability is fully credited by purchases from BASF.

Prepayment liability consists of the following:

	June 30,	December 31,
	2018	2017
	(In thousands)
Prepayment liability	$5,000	$—
Discount on prepayment liability	(1,054)	—
Accretion of discount expense, net	43	—
Prepayment liability, less current maturities	$3,989	$—

The deferred revenue associated with the prepayment liability represents a grant to BASF of the exclusive right to sell Spaceloft A2 over the term of the Supply Agreement. Deferred revenue will be amortized into revenue on a straight-line basis over the term of the Supply Agreement. At June 30, 2018, $1.0 million was recorded as deferred revenue of which $0.1 million was recorded as a component of short term deferred revenue. During the six months ended June 30, 2018, the Company recognized less than $0.1 million in revenue associated with the grant to BASF of the exclusive right to sell Spaceloft A2 which is recorded as a component of product revenue in the consolidated statement of operations.

Deferred revenue consists of the following:

	June 30,	December 31,
	2018	2017
	(In thousands)
Total deferred revenue	$2,467	$1,304
Current maturities of deferred revenue - product revenue	(1,431)	(1,304)
Current maturities of deferred revenue - Supply Agreement	(109)	—
Deferred revenue, less current maturities	$927	$—

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

At June 30, 2018 and December 31, 2017, the Company had $3.8 million drawn on the revolving credit facility. Under the Loan Agreement, the Company is required to comply with both non-financial and financial covenants, including minimum Adjusted EBITDA and minimum Adjusted Quick Ratio covenants, each as defined in the Loan Agreement. At June 30, 2018, the Company was in compliance with all such covenants.

The Company has been required to provide letters of credit to secure obligations under certain commercial contracts. The Company had outstanding letters of credit backed by the revolving credit facility of $2.0 million and $2.3 million at June 30, 2018 and December 31, 2017, respectively, which reduce the funds otherwise available to the Company under the facility.

At June 30, 2018, the effective amount available to the Company under the revolving credit facility was $8.7 million after giving effect to the $3.8 million in outstanding borrowings and $2.0 million of outstanding letters of credit.

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

(8) Deferred Rent

The Company leases office and warehouse space in Northborough, Massachusetts and East Providence, Rhode Island.

For leases that contain fixed increases in the minimum annual lease payments during the term of the lease, the Company recognizes rental expense on a straight-line basis over the lease term, and records the difference between rent expense and the amount currently payable as deferred rent.

Deferred rent consists of the following:

	June 30,	December 31,
	2018	2017
	(In thousands)
Deferred rent	$1,429	$1,511
Current maturities of deferred rent	(194)	(208)
Deferred rent, less current maturities	$1,235	$1,303

(9) Net Loss Per Share

The computation of basic and diluted net loss per share consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands, except share and per share data)
Numerator:
Net loss	$(6,958)	$(5,472)	$(13,800)	$(14,550)
Denominator:
Weighted average shares outstanding, basic and diluted	23,743,358	23,369,179	23,655,676	23,313,668
Net loss per share, basic and diluted	$(0.29)	$(0.23)	$(0.58)	$(0.62)

Potentially dilutive common shares that were excluded from the computation of diluted net loss per share because they were anti-dilutive consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Common stock options	3,007,162	2,498,737	3,007,162	2,498,737
Restricted common stock units	949,683	950,877	949,683	950,877
Common stock warrants	—	115	—	115
Restricted common stock awards	136,187	164,148	136,187	164,148
Total	4,093,032	3,613,877	4,093,032	3,613,877

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

The Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the tax reform legislation enacted in the United States in 2017. In accordance with SAB 118, the Company has recognized the provisional tax impacts, related to the re-measurement of its deferred income tax assets and liabilities associated with the one-time mandatory transition tax on deemed repatriation as of December 31, 2017. Although the Company does not believe there will be any material adjustments in subsequent reporting periods, the ultimate impact may differ from the provisional amounts, due to, among other things, the significant complexity of the 2017 Tax Cuts and Jobs Act and anticipated additional regulatory guidance that may be issued by the Internal Revenue Service, changes in analysis, interpretations and assumptions the Company has made and actions the Company may take as a result of the 2017 Tax Cuts and Jobs Act.

(11) Subsequent Events

The Company has evaluated subsequent events through August 2, 2018, the date of issuance of the consolidated financial statements for the three and six months ended June 30, 2018.

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

Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, they may not be predictive of results or developments in future periods.

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

We manufacture our products using our proprietary technology at our facility in East Providence, Rhode Island. We have operated the East Providence facility since 2008 and have increased our annual nameplate capacity since that date to 50 million square feet of aerogel blankets. During 2018, we initiated a series of projects designed to increase this nameplate capacity to 60 million square feet of aerogel blankets by the end of 2020. We have also completed the design and engineering of a first line in a planned second manufacturing facility to be located in Statesboro, Georgia supported by a package of incentives from the State of Georgia and local governmental authorities. We have elected to delay construction of the Statesboro facility to better align the timing of this capacity expansion with our assessment of future demand. In the event that we do not commence construction of the Statesboro manufacturing facility by February 15, 2019, the governmental authorities may terminate the agreements that provide the package of incentives.

We have entered into a strategic partnership with BASF Polyurethanes GmbH (“BASF”) to develop and commercialize products for the building materials and other markets. The strategic partnership includes an amended and restated supply agreement (the “BASF Supply Agreement”) governing the sale of our Spaceloft A2 product to BASF and a joint development agreement targeting innovative products and technologies. Pursuant to the BASF Supply Agreement, BASF may, in its sole discretion, make a series of prepayments to us in the aggregate amount of up to $22.0 million in support of our capacity expansion plans, our process improvement initiatives and our new business development efforts. BASF has made prepayments to us in the aggregate amount of $5.0 million during the six months ended June 30, 2018. These 2018 prepayments will be credited against amounts invoiced to BASF for Spaceloft A2 or repaid by us to BASF on or after December 31, 2021.

Our revenue for the six months ended June 30, 2018 was $44.7 million, which represented a decrease of $3.3 million from the six months ended June 30, 2017. Net loss for the six months ended June 30, 2018 was $13.8 million and net loss per diluted share was $0.58. Net loss for the six months ended June 30, 2017 was $14.6 million and net loss per diluted share was $0.62.

Key Metrics and Non-GAAP Financial Measures

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Square Foot Operating Metric

We price our product and measure our product shipments in square feet. We estimate our annual nameplate capacity was 50 million square feet of aerogel blankets at June 30, 2018. We believe the square foot operating metric allows us and our investors to measure our manufacturing capacity and product shipments on a uniform and consistent basis. The following chart sets forth product shipments associated with recognized revenue in square feet for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Product shipments in square feet	7,152	8,707	14,894	16,980

Adjusted EBITDA

We use Adjusted EBITDA, a non-GAAP financial measure, as a means to assess our operating performance. We define Adjusted EBITDA as net income (loss) before interest expense, taxes, depreciation, amortization, stock-based compensation expense and other items, which occur from time to time that we do not believe are indicative of our core operating performance. Adjusted EBITDA is a supplemental measure of our performance that is not presented in accordance with U.S. GAAP. Adjusted EBITDA should not be considered as an alternative to net income (loss) or any other measure of financial performance calculated and presented in accordance with U.S. GAAP. In addition, our definition and presentation of Adjusted EBITDA may not be comparable to similarly titled measures presented by other companies.

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

The following table presents a reconciliation of net loss, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Net loss	$(6,958)	$(5,472)	$(13,800)	$(14,550)
Depreciation and amortization	2,515	2,630	5,686	5,306
Stock-based compensation (1)	1,150	1,374	2,286	2,618
Interest expense	103	39	195	65
Adjusted EBITDA	$(3,190)	$(1,429)	$(5,633)	$(6,561)

(1) Represents non-cash stock-based compensation related to vesting and modifications of stock option grants, vesting of restricted stock units and vesting of restricted common stock.

Our financial performance, including such measures as net income (loss), earnings per share and Adjusted EBITDA, are affected by a number of factors including volume and mix of aerogel products sold, average selling prices, our material and manufacturing costs, the costs associated with and timing of capacity expansions and start-up of additional production capacity, and the amount and timing of operating expenses, including patent enforcement costs. As we build out manufacturing capacity in our existing facility and in new facilities in the longer term, we expect increased manufacturing expenses will periodically have a negative impact on net income (loss), earnings per share and Adjusted EBITDA, but will set the framework for improved performance in the long term. Accordingly, we expect that our net income (loss), earnings per share and Adjusted EBITDA will vary from period to period, in particular as and when we expand our manufacturing capacity in existing or new facilities.

As a result of the conclusion of a multiyear petrochemical project with a major Asian energy company and an expected decline in the volume of subsea projects, which together comprised 19% of our product revenue during 2017, we are likely to experience a decrease in revenue during 2018. In addition, we are increasing our investment in new initiatives and personnel by approximately $6.0 million during 2018 with the objective of restoring long-term growth in our existing markets and developing new business opportunities. As a result of the likely decrease in revenue and the increase in expense associated with these new initiatives and personnel, we expect to experience an increase in net loss and net loss per share and a decrease in Adjusted EBITDA during 2018.

Emerging Growth Company Status

The JOBS Act permits us, as an “emerging growth company,” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have opted out of this provision and, as a result, we comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

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

We are likely to experience a decrease in revenue during 2018 due to the conclusion of the multiyear petrochemical project with a major Asian energy company and an anticipated decrease in project related revenue in the subsea market, which together comprised 19% of our product revenue during 2017.

Cost of Revenue

Cost of product revenue consists primarily of materials and manufacturing expense. Cost of product revenue is recorded when the related product revenue is recognized.

Material is our most significant component of cost of product revenue and includes fibrous batting, silica materials and additives. Material costs as a percentage of product revenue vary from product to product due to differences in average selling prices, material requirements, product thicknesses and manufacturing yields. During the six months ended June 30, 2018, we have experienced a significant increase in the costs of silica precursor materials, which constitute over 50% of our raw material costs. In addition, we provide warranties for our products and record the estimated cost within cost of revenue in the period that the related revenue is recorded or when we become aware that a potential warranty claim is probable and can be reasonably estimated. During the six months ended June 30, 2018, a test result has indicated that tested samples performed outside the published performance specifications for a specific attribute of a product and, as a result, we have performed additional testing. We have determined that it is probable it has incurred a liability, however, the liability is not estimable as of June 30, 2018. We will continue to assess the impact of the test results on its customer base and, depending on the assessment, could be subject to material warranty charges in future periods. As a result of these factors, material costs as a percentage of revenue will vary from period to period due to changes in the mix of aerogel products sold, the costs of our raw materials or the estimated cost of warranties. However, in general, we expect material costs to decline as a percentage of revenue as we seek to achieve higher selling prices, material sourcing improvements, quality improvements and manufacturing yield enhancements for our aerogel products.

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

We expect that cost of product revenue in absolute dollars will decrease during 2018 compared to 2017. The projected decrease in cost of product revenue in absolute dollars reflects the impact of a planned decrease in manufacturing output and an expected favorable mix of products sold, offset, in part, by an increase in the cost of our raw materials, and an expected increase in personnel and expense in support of our capacity expansion and growth initiatives. We expect the cost of product revenue as a percentage of product revenue will increase during 2018.

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

Due to the conclusion of a multiyear petrochemical project with a major Asian energy company and an expected decrease in the volume of subsea projects, which together comprised 19% of our product revenue during 2017, we are likely to experience a decrease in revenue and an associated decrease in gross profit in absolute dollars and as a percentage of revenue during 2018. During the six months ended June 30, 2018, we have also experienced a significant increase in the costs of silica materials, which constitute over 50% or our raw material costs. In addition, we are increasing investment in manufacturing personnel and expenses during 2018 in support of our objective to increase the capacity of our East Providence manufacturing facility, operational improvement initiatives and our new business development efforts. As a result of these factors, we expect to experience a decrease in gross profit during 2018.

However, in the longer term, we expect gross profit to improve in absolute dollars and as a percentage of revenue due to expected increases in total revenue, productions volumes and manufacturing productivity. In turn, the increases in revenue, volume and productivity are expected to be supported by planned capacity expansions, improvements in manufacturing yields and the realization of material purchasing efficiencies.

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

We are increasing our investment in new initiatives and personnel during 2018 with the objective of restoring long-term growth in our existing markets and to develop new business opportunities. As a result of the increase in operating expenses for new initiatives and personnel, we may experience an increase in operating expenses in absolute dollars and expect to experience an increase in operating expenses as a percentage of revenue during 2018.

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

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs, incentive compensation, marketing programs, travel and related costs, consulting expenses and facilities related costs. We are expanding our sales force and sales consultants globally to drive anticipated growth in customers and demand for our products. While we expect that sales and marketing expenses will increase in absolute dollars but decrease as a percentage of revenue in the longer-term, in the nearer term we expect such expenses will increase as a percentage of revenue.

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

Interest Expense, Net

For the six months ended June 30, 2018, interest expense, net consisted of fees and interest expense related to our revolving credit facility and less than $0.1 million of accretion of the prepayment liability discount associated with the BASF Supply Agreement. For the six months ended June 30, 2017, interest expense, net consisted primarily of fees related to our revolving credit facility.

Provision for Income Taxes

We have incurred net losses since inception and have not recorded benefit provisions for U.S. federal income taxes or state income taxes since the tax benefits of our net losses have been offset by valuation allowances due to the uncertainty associated with the utilization of net operating loss carryforwards.

Results of Operations

Three months ended June 30, 2018 compared to the three months ended June 30, 2017

The following tables set forth a comparison of the components of our results of operations for the periods presented:

Revenue

	Three Months Ended June 30,
	2018		2017		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Revenue:
Product	$21,115	97%	$24,562	98%	$(3,447)	(14)%
Research services	556	3%	507	2%	49	10%
Total revenue	$21,671	100%	$25,069	100%	$(3,398)	(14)%

The following chart sets forth product shipments in square feet for the periods presented:

	Three Months Ended June 30,		Change
	2018	2017	Amount	Percentage
Product shipments in square feet (in thousands)	7,152	8,707	(1,555)	(18)%

Total revenue decreased $3.4 million, or 14%, to $21.7 million for the three months ended June 30, 2018 from $25.1 million in the comparable period in 2017 primarily as a result of a decrease in product revenue.

Product revenue decreased by $3.5 million, or 14%, to $21.1 million for the three months ended June 30, 2018 from $24.6 million in the comparable period in 2017. This decrease was the principally the result of a decline in project work in the subsea market and due to the successful conclusion of several LNG projects during 2017, offset, in part, by growth in the petrochemical and refinery markets, particularly in North America.

Product revenue for the three months ended June 30, 2018 included $3.9 million and $3.0 million to two North American distributors, respectively, and $2.3 million to an Asian distributor. Product revenue for the three months ended June 30, 2017 included $3.3 million in sales to a North American distributor, and $2.7 million and $2.4 million in sales to two Asian distributors, respectively.

The average selling price per square foot of our products increased by $0.13, or 5%, to $2.95 per square foot for the three months ended June 30, 2018 from $2.82 per square foot for the three months ended June 30, 2017. The increase in average selling price reflected the impact of price increases enacted in early 2018 and a favorable mix of products sold. This increase in average selling price had the effect of increasing product revenue by $1.0 million for the three months ended June 30, 2018 from the comparable period in 2017.

In volume terms, product shipments decreased by 1.6 million square feet, or 18%, to 7.2 million square feet of aerogel products for the three months ended June 30, 2018, as compared to 8.7 million square feet for the three months ended June 30, 2017. The decrease in product volume had the effect of decreasing product revenue by $4.4 million for the three months ended June 30, 2018 from the comparable period in 2017.

Research services revenue increased $0.1 million, or 10%, to $0.6 million for the three months ended June 30, 2018 from $0.5 million in the comparable period in 2017. The increase was primarily due to the timing and amount of funding available under existing research contracts during the three months ended June 30, 2018 versus the comparable period in 2017.

Product revenue was 97% of total revenue for the three months ended June 30, 2018 and 98% for the three months June 30, 2017. Research services revenue was 3% of total revenue for the three months ended June 30, 2018 and 2% of total revenue for the three months ended June 30, 2017.

We are likely to experience a decrease in revenue during 2018 due to the conclusion of the multiyear petrochemical project with a major Asian energy company and an anticipated decrease in project related revenue in the subsea market.

Cost of Revenue

	Three Months Ended June 30,
	2018			2017			Change
		Percentage of Related	Percentage of Total		Percentage of Related	Percentage of Total
	Amount	Revenue	Revenue	Amount	Revenue	Revenue	Amount	Percentage
	($ in thousands)
Cost of revenue:
Product	$18,676	88%	86%	$21,121	86%	84%	$(2,445)	(12)%
Research services	251	45%	1%	254	50%	1%	(3)	(1)%
Total cost of revenue	$18,927	87%	87%	$21,375	85%	85%	$(2,448)	(11)%

Total cost of revenue decreased $2.5 million, or 11%, to $18.9 million for the three months ended June 30, 2018 from $21.4 million in the comparable period in 2017. The decrease in total cost of revenue was primarily the result of a decrease in product cost of revenue.

Product cost of revenue decreased $2.4 million, or 12%, to $18.7 million for the three months ended June 30, 2018 from $21.1 million in the comparable period in 2017. The $2.4 million decrease was the result of a $2.3 million decrease in material costs and a $0.1 million decrease in manufacturing expense. The decrease in material costs was driven by the 1.6 million square foot, or 18%, decrease in product shipments period over period, offset, in part, by an increase in the cost of silica materials, which constitute over 50% or our raw material costs. The decrease in manufacturing expense was the result of decreases in utilities of $0.3 million and maintenance expense of $0.2 million, offset, in part, an increase in compensation and related costs of $0.4 million.

Product cost of revenue as a percentage of product revenue increased to 88% during the three months ended June 30, 2018 from 86% during the three months ended June 30, 2017. This increase was the result of the high proportion of fixed manufacturing expenses that remained essentially unchanged despite a 12% decrease in product revenue for the three months ended June 30, 2018 from the comparable period in 2017. We expect that cost of product revenue will decrease in absolute dollars, but will increase as a percentage of product revenue during 2018 versus 2017.

Research services cost of revenue was $0.3 million for the three months ended June 30, 2018, and 2017. Cost of research service revenue as a percentage of research services revenue decreased to 45% during the three months ended June 30, 2018 from 50% in the comparable period in 2017 due to a reduction in outside services utilized to support the contracted research.

Gross Profit

	Three Months Ended June 30,
	2018		2017		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Gross profit	$2,744	13%	$3,694	15%	$(950)	(26)%

Gross profit decreased less than $1.0 million, or 26%, to $2.7 million for the three months ended June 30, 2018 from $3.7 million in the comparable period in 2017. The decrease in gross profit was the result of the $3.4 million decrease in total revenue, offset, in part, by the $2.5 million decrease in total cost of revenue. The decrease in revenue was principally associated with the decline in project work in the subsea market and due to the successful conclusion of several LNG projects during 2017. The decrease in total cost of revenue was driven by the 1.6 million square foot, or 18%, decrease in product shipments period over period, offset, in part, by an increase in the cost of silica materials, which constitute over 50% or our raw material costs.

Gross profit as a percentage of total revenue decreased to 13% of total revenue for the three months ended June 30, 2018 from 15% in the comparable period in 2017. We expect gross profit in absolute dollars and as a percentage of revenue will decline during the second half of 2018 from the comparable period in 2017.

Research and Development Expenses

	Three Months Ended June 30,
	2018		2017		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Research and development expenses	$1,638	8%	$1,709	7%	$(71)	(4)%

Research and development expenses decreased by $0.1 million, or 4%, to $1.6 million for the three months ended June 30, 2018 from $1.7 million in the comparable period in 2017. The decrease was primarily the result of a decrease in professional fees.

Research and development expenses as a percentage of total revenue increased to 8% for the three months ended June 30, 2018 as compared to 7% in the comparable period in 2017 due principally to the decrease in revenue during the three months ended June 30, 2018.

We expect that our research and development expenses during 2018 will increase from 2017 levels in support of investments in innovative products, advanced process technologies, and new markets. Due principally to the expected growth in research and development expenses, we expect research and development expenses as a percentage of total revenue to increase in 2018.

Sales and Marketing Expenses

	Three Months Ended June 30,
	2018		2017		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Sales and marketing expenses	$3,721	17%	$3,416	14%	$305	9%

Sales and marketing expenses increased by $0.3 million, or 9%, to $3.7 million for the three months ended June 30, 2018 from $3.4 million in the comparable period in 2017. The $0.3 million increase was the result of an increase in professional fees of $0.3 million and travel expense of $0.2 million, offset, in part, by a decrease in compensation and related costs of $0.2 million.

Sales and marketing expenses as a percentage of total revenue increased to 17% for the three months ended June 30, 2018 from 14% in the comparable period in 2017 due to the combination of the increase in sales and marketing expenses and the decrease in revenue during the three months ended June 30, 2018.

We expect sales and marketing expenses to increase during 2018 in line with a planned increase in sales personnel and marketing initiatives. Due principally to the expected growth in sales and marketing expenses, we expect sales and marketing expenses as a percentage of total revenue to increase in 2018.

General and Administrative Expenses

	Three Months Ended June 30,
	2018		2017		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
General and administrative expenses	$4,240	20%	$4,002	16%	$238	6%

General and administrative expenses increased by $0.2 million, or 6%, to $4.2 million during the three months ended June 30, 2018 from $4.0 million in the comparable period in 2017. The $0.2 million increase was the result of an increases in compensation and related costs of $0.1 million and other general and administrative expenses of $0.1 million.

General and administrative expenses as a percentage of total revenue increased to 20% for the three months ended June 30, 2018 from 16% in the comparable period in 2017. This increase was due primarily to the decrease in revenue during the three months ended June 30, 2018 from the comparable period in 2017.

We expect general and administrative expenses to decrease during 2018 due principally to expected decreases in patent enforcement costs. Due to the projected decrease in general and administrative expenses, we expect general and administrative expenses as a percentage of total revenue to decrease in 2018.

Interest Expense, net

	Three Months Ended June 30,
	2018		2017		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Interest expense, net	$(103)	(0)%	$(39)	(0)%	$(64)	164%

Interest expense, net increased to $0.1 million during three months ended June 30, 2018 from less than $0.1 million during the comparable period in 2017. The $0.1 million increase was primarily due to an increase in interest expense associated with outstanding balances under our revolving line of credit and accretion of the prepayment liability discount associated with the BASF Supply Agreement.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

The following tables set forth a comparison of the components of our results of operations for the periods presented:

Revenue

	Six Months Ended June 30,
	2018		2017		Change
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	($ in thousands)
Revenue:
Product	$43,636	98%	$46,888	98%	$(3,252)	(7)%
Research services	1,109	2%	1,183	2%	(74)	(6)%
Total Revenue	$44,745	100%	$48,071	100%	$(3,326)	(7)%

The following chart sets forth product shipments in square feet for the periods presented:

	Six Months Ended June 30,		Change
	2018	2017	Amount	Percentage
Product shipments in square feet (in thousands)	14,894	16,980	(2,086)	(12)%

Total revenue decreased $3.3 million, or 7%, to $44.7 million for the six months ended June 30, 2018 from $48.1 million in the comparable period in 2017 primarily as a result of a decrease in product revenue.

Product revenue decreased by $3.3 million, or 7%, to $43.6 million for the six months ended June 30, 2018 from $46.9 million in the comparable period in 2017. This decrease was principally the result of a decline in project work in the subsea market and due to the successful conclusion of the multiyear petrochemical project with a major Asian energy company and several LNG projects during 2017, offset, in part, by growth in the petrochemical and refinery markets, particularly in North America.

Product revenue for the six months ended June 30, 2018 included $10.6 million to a North American distributor and $6.3 million to an Asian distributor. Product revenue for the six months ended June 30, 2017 included $7.0 million in sales to a North American distributor and $5.8 million to an Asian distributor.

The average selling price per square foot of our products increased by $0.17, or 6%, to $2.93 per square foot for the six months ended June 30, 2018 from $2.76 per square foot for the six months ended June 30, 2017. The increase in average selling price reflected the impact of price increases enacted in early 2018 and a favorable mix of products sold. This increase in average selling price had the effect of increasing product revenue by $2.5 million for the six months ended June 30, 2018 from the comparable period in 2017.

In volume terms, product shipments decreased by 2.1 million square feet, or 12%, to 14.9 million square feet of aerogel products for the six months ended June 30, 2018, as compared to 17.0 million square feet for the six months ended June 30, 2017. The decrease in product volume had the effect of decreasing product revenue by $5.8 million for the six months ended June 30, 2018 from the comparable period in 2017.

Research services revenue decreased $0.1 million, or 6%, to $1.1 million for the six months ended June 30, 2018 from $1.2 million in the comparable period in 2017. The decrease was primarily due to the timing and amount of funding available under existing research contracts during the six months ended June 30, 2018 from the comparable period in 2017.

Product revenue was 98% of total revenue for the six months ended June 30, 2018 and 2017. Research services revenue was 2% of total revenue for the six months ended June 30, 2018 and 2017.

Cost of Revenue

	Six Months Ended June 30,
	2018			2017			Change
		Percentage of Related	Percentage of Total		Percentage of Related	Percentage of Total
	Amount	Revenue	Revenue	Amount	Revenue	Revenue	Amount	Percentage
	($ in thousands)
Cost of revenue:
Product	$38,699	89%	86%	$41,591	89%	87%	$(2,892)	(7)%
Research services	492	44%	1%	565	48%	1%	(73)	(13)%
Total cost of revenue	$39,191	88%	88%	$42,156	88%	88%	$(2,965)	(7)%

Total cost of revenue decreased $3.0 million, or 7%, to $39.2 million for the six months ended June 30, 2018 from $42.2 million in the comparable period in 2017. The decrease in total cost of revenue was primarily the result of a decrease in product cost of revenue.

Product cost of revenue decreased $2.9 million, or 7%, to $38.7 million for the six months ended June 30, 2018 from $41.6 million in the comparable period in 2017. The $2.9 million decrease was the result of a $3.2 million decrease in material costs, offset by a $0.3 million increase in manufacturing expense. The decrease in material costs was driven by the 2.1 million square feet, or 12%, decrease in product shipments period over period and a decrease in warranty expense, offset, in part, by an increase in the cost of silica materials, which constitute over 50% of our raw material costs. The increase in manufacturing expense was the result of increases in compensation and related costs of $0.7 million and depreciation expense of $0.4 million, offset, in part, by decreases in maintenance expense of $0.5 million and utilities expense of $0.3 million.

Product cost of revenue as a percentage of product revenue remained at 89% during the six months ended June 30, 2018 and 2017.

Research services cost of revenue decreased $0.1 million, or 13% to $0.5 million for the six months ended June 30, 2018 from $0.6 million in the comparable period in 2017. Cost of research service revenue as a percentage of research services revenue decreased to 44% during the six months ended June 30, 2018 from 48% in the comparable period in 2017 due to a reduction in outside services utilized to support the contracted research.

Gross Profit

	Six Months Ended June 30,
	2018		2017		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Gross profit	$5,554	12%	$5,915	12%	$(361)	(6)%

Gross profit decreased $0.3 million, or 6%, to $5.6 million for the six months ended June 30, 2018 from $5.9 million in the comparable period in 2017. The decrease in gross profit was the result of the $3.3 million decrease in total revenue, offset, in part, by the $3.0 million decrease in total cost of revenue. The decrease in total revenue was principally associated with the decline in project work in the subsea market and from the successful conclusion of the multiyear petrochemical project with a major Asian energy company and several LNG projects in 2017. The decrease in total cost of revenue was driven by the 2.1 million square feet, or 12%, decrease in product shipments period over period and a decrease in warranty expense, offset, in part, by an increase in the cost of silica materials, which constitute over 50% of our raw material costs.

Gross profit as a percentage of total revenue remained 12% of total revenue for the six months ended June 30, 2018 and 2017.

Research and Development Expenses

	Six Months Ended June 30,
	2018		2017		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Research and development expenses	$3,243	7%	$3,285	7%	$(42)	(1)%

Research and development expenses decreased by less than $0.1 million, or 1%, to $3.2 million for the six months ended June 30, 2018 from $3.3 million in the comparable period in 2017. Increases in compensation and related costs of $0.1 million were partially offset by professional fees and other expenses. Research and development expenses as a percentage of total revenue remained 7% for the six months ended June 30, 2018 and 2017.

Sales and Marketing Expenses

	Six Months Ended June 30,
	2018		2017		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Sales and marketing expenses	$7,220	16%	$6,526	14%	$694	11%

Sales and marketing expenses increased by $0.7 million, or 11%, to $7.2 million for the six months ended June 30, 2018 from $6.5 million in the comparable period in 2017. The $0.7 million was the result of increases in travel and related costs of $0.3 million, other sales and marketing expense of $0.3 million and compensation and related costs of $0.1 million.

Sales and marketing expenses as a percentage of total revenue increased to 16% for the six months ended June 30, 2018 from 14% in the comparable period in 2017 due to the combination of the increase in sales and marketing expenses and the decrease in revenue during the six months ended June 30, 2018.

General and Administrative Expenses

	Six Months Ended June 30,
	2018		2017		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
General and administrative expenses	$8,696	19%	$10,589	22%	$(1,893)	(18)%

General and administrative expenses decreased by $1.9 million, or 18%, to $8.7 million during the six months ended June 30, 2018 from $10.6 million in the comparable period in 2017. The $1.9 million decrease was primarily the result of a decrease in patent enforcement costs of $2.6 million, offset, in part, by increases in compensation and related costs of $0.2 million, legal and professional fees of $0.2 million, and other administrative expenses of $0.3 million.

General and administrative expenses as a percentage of total revenue decreased to 19% for the six months ended June 30, 2018 from 22% in the comparable period in 2017. This decrease was due primarily to the decrease in patent enforcement costs during the six months ended June 30, 2018 from the comparable period in 2017.

Interest Expense, net

	Six Months Ended June 30,
	2018		2017		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Interest expense, net	$(195)	(0)%	$(65)	(0)%	$(130)	(200)%

Interest expense, net increased by $0.1 million, or 200%, to $0.2 million during the six months ended June 30, 2018 from less than $0.1 million during the comparable period in 2017. The $0.1 million increase was the result of an increase in interest expense associated with outstanding balances under our revolving line of credit and accretion of the prepayment liability discount associated with the BASF Supply Agreement.

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

Through 2015, we experienced revenue growth and gained share in our target markets. Despite a decline in revenue in 2016 and 2017 and a likely decline in revenue in 2018, our financial projections anticipate long-term revenue growth, with increasing levels of gross profit and improved cash flows from operations. To support this growth, we expect to incur up to $20.0 million of capital expenditures related to our plan to increase the capacity of our East Providence, Rhode Island manufacturing facility by 20% by the end of 2020. In addition we expect to incur up to $130 million of capital expenditures to construct a first manufacturing line in a planned second manufacturing facility to be located in Statesboro, Georgia which, while currently delayed, we believe will ultimately be needed to support this expected long term growth in demand.

We believe that our existing cash balance and anticipated credit will be sufficient to fund a portion of the planned expansion of our East Providence manufacturing facility. As of June 30, 2018, we have received $5.0 million of prepayments pursuant to the BASF Supply Agreement in support of our capacity expansion plans, our process improvement initiatives and our new business development efforts. In addition, we plan to manage other capital expenditures and working capital balances to maintain the cash resources required to support current operating requirements and the initial phases of our capacity expansion plan.

Beyond 2018, we will need to supplement our cash balance with anticipated cash flows from operations, local government grants, debt financings, customer prepayments, technology licensing agreements and equity financings, if necessary, to provide the capital required to complete the expansion of our existing manufacturing facility and the first production line in our second manufacturing facility.

Primary Sources of Liquidity

Our principal sources of liquidity are currently our cash and cash equivalents and our revolving credit facility with Silicon Valley Bank. Cash and cash equivalents consist primarily of cash and money market accounts on deposit with banks. As of June 30, 2018, we had $7.3 million of cash and cash equivalents.

At June 30, 2018, we had debt obligations of $3.8 million related to borrowings under our revolving credit facility with Silicon Valley Bank, $2.0 million of outstanding letters of credit secured by the revolving credit facility and an obligation of $5.0 million associated with prepayments received pursuant to the BASF Supply Agreement.

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

The effective amount available to us under the facility at June 30, 2018 was $8.7 million after giving effect to $3.8 million of borrowings and $2.0 million of letters of credit outstanding.

Analysis of Cash Flow

Net Cash Used in Operating Activities

During the six months ended June 30, 2018, we used $6.2 million in net cash in operating activities, as compared to the use of $6.0 million in net cash during the comparable period in 2017, an increase in the use of cash of $0.2 million. This increase in use of cash was the result of the increase in cash used by changes in operating assets and liabilities of $1.1 million, offset, in part, by a decrease in cash used for net loss adjusted for non-cash items of $0.9 million.

Net Cash Used in Investing Activities

Net cash used in investing activities is primarily related to capital expenditures to support our growth. Net cash used in investing activities for the six months ended June 30, 2018 and 2017 was $1.7 million and $4.8 million, respectively, in capital expenditures primarily for machinery and equipment to improve the throughput and efficiency of our East Providence facility.

Net Cash Used in Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2018 totaled $4.5 million and consisted of $5.0 million in prepayment proceeds under the BASF Supply Agreement, offset, in part, by $0.5 million in cash used for payments made for employee tax withholdings associated with the vesting of restricted stock units. In addition, we borrowed and repaid $12.1 million in advances under our line of credit.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in these accounting policies have the greatest potential impact on our financial statements and, therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See our Annual Report and note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information about these critical accounting policies, as well as a description of our other significant accounting policies.

Certain Factors That May Affect Future Results of Operations

The SEC, encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about: our beliefs in the appropriateness of our assumptions, the accuracy of our estimates regarding expenses, loss contingencies, future revenues, future profits, uses of cash, available credit, capital requirements, and the need for additional financing; the performance of our aerogel blankets; our plans to construct a second manufacturing facility in Statesboro, Georgia; our plans to expand capacity in our East Providence, Rhode Island manufacturing facility; our estimates of annual production capacity; our strategic partnership with BASF and the potential benefits of such a relationship, including the potential for it to create new product and market opportunities; the BASF Supply Agreement, our supply to BASF of its Spaceloft A2 product, the potential for future cash advances from BASF under the BASF Supply Agreement (payment of which are subject to certain conditions) to provide a source of financing for some portion of the cost of the planned capacity expansion in our East Providence, Rhode Island manufacturing facility and planned construction of our proposed manufacturing plant expected to be located in Statesboro, Georgia, and the potential for BASF to become a significant customer for our products; our joint development agreement with BASF, and the potential for it to support the development of new aerogel products and technologies; our beliefs about the usefulness of the square foot operating metric; our beliefs about the financial metrics that are indicative of our core performance; our beliefs about the usefulness of our presentation of Adjusted EBITDA; our expectations about the effect of manufacturing capacity on financial metrics such as Adjusted EBITDA; our beliefs about the outcome, effects or estimated costs of current or potential litigation or their respective timing, including expected legal expense in connection with our patent enforcement actions; our expectations about hiring additional personnel; our plans to devote substantial resources to the development of new aerogel technology; our expectations about product mix; our expectations about future material costs and manufacturing expenses as a percentage of revenue; our expectations of future gross profit and the effect of manufacturing expenses, manufacturing capacity and productivity on gross profit; our expectations about our resources and other investments in new technology and related research and development activities and associated expenses; our expectations about short and long term (a) research and development (b) general and administrative and (c) sales and marketing expenses; our expectations of near term revenue declines; our expectations of revenue growth, increased gross profit, and improving cash flows over the long term; our intentions about managing capital expenditures and working capital balances; our expectations about incurring significant capital expenditures in the future; our expectations about the expansion of our workforce and resources and its effect on sales and marketing, general and administrative, and related expenses; our expectations about future product revenue and demand for our products; our expectations about the effect of stock based compensation on various costs and expenses; our expectations about potential sources of future financing; our beliefs about the impact of accounting policies on our financial statements; our beliefs about the effect of interest rates, inflation and foreign currency fluctuations on our results of operations and financial condition; and our beliefs about the expansion of our international operations.

Words such as “may,” “will,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to, those set forth in this Quarterly Report on Form 10-Q and under the heading “Risk Factors” contained in Item 1A of our Annual Report.

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

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business. At June 30, 2018, we had unrestricted cash and cash equivalents of $7.3 million. These amounts were held for working capital and capital expansion purposes and were invested primarily in deposit and money market accounts at a major financial institution in North America. Due to the short-term nature of these investments, we believe that our exposure to changes in the fair value of our cash as a result of changes in interest rates is not material.

As of June 30, 2018, we had $3.8 million drawn and outstanding on our revolving credit facility. At June 30, 2018, we also had $2.0 million of outstanding letters of credit supported by the revolving credit facility.

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

At June 30, 2018, the amount available to us under the revolving credit facility was $8.7 million after giving effect to the $3.8 million in borrowings and $2.0 million of letters of credit outstanding under the facility.

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

(a) Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of June 30, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls.

During the six months ended June 30, 2018, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

In May 2016, we filed a complaint for patent infringement against Nano Tech Co., Ltd. (“Nano”) and Guangdong Alison Hi Tech., Ltd. (“Alison” and together with Nano, the “Respondents”) in the International Trade Commission (“ITC”). The ITC complaint alleged that these two China-based companies engaged in unfair trade practices by importing aerogel products in the United States that infringed, and/or are manufactured by processes that infringe, several of our patents in violation of Section 337 of the Tariff Act. In the ITC complaint, we sought exclusion orders from the ITC that direct the United States Customs and Border Protection to stop the importation of these infringing products. In June 2016, the ITC instituted an investigation based on our complaint. In September 2017, the Administrative Law Judge (“ALJ”) presiding over the ITC investigation issued an Initial Determination finding that Alison and Nano infringed our patents relating to aerogel insulation and/or the methods of manufacturing aerogel insulation. As part of the Initial Determination, the ALJ found that Alison and Nano infringed all the patent claims asserted against each of them across the three asserted patents and that Alison and Nano failed to prove that the asserted claims were invalid. The ALJ also recommended a limited exclusion order as a remedy to prevent the importation of infringing aerogel products into the United States. In February 2018, the ITC issued its final determination confirming the ALJ’s infringement and validity determinations except with respect to one dependent product claim where the ITC found the claim not infringed. The ITC also revised some of the ALJ’s claim constructions. However, the ITC affirmed that Alison and Nano each violated Section 337 of the Tariff Act and issued a limited exclusion order prohibiting importation of infringing aerogel insulation products manufactured by Alison and Nano. The exclusion order, which is enforced by the United States Customs and Border Protection, is currently in effect. In June 2018, Alison has filed a notice of appeal seeking a review of the ITC determination and order by the United States Court of Appeals for the Federal Circuit. In the ensuing appeal with the ITC as the appellee, our motion to intervene has been granted. In addition to Respondents’ contention at the ITC that the asserted patents were invalid, Alison also filed petitions with the United States Patent and Trademark Office (“USPTO”) requesting Inter-Partes Review to cancel certain claims in three of our manufacturing process patents and one product patent. A three-member panel of Administrative Patent Judges at the USPTO denied all of Alison’s petitions to institute Inter-Partes Review challenging the validity of these Aspen patents. Alison also filed similar requests with the Chinese Patent Office (“SIPO”) seeking to invalidate two of our Chinese manufacturing process patents and two of our Chinese product patents. After the conclusion of the oral proceedings and before any decision issued by the SIPO, Alison withdrew all of its requests for invalidation of our Chinese patents. In May 2018, Alison filed another request seeking invalidation of one of our manufacturing process patents at SIPO, the same patent that it previously sought to invalidate and subsequently withdrew the request in 2017. The proceeding is ongoing.

In April 2016, we also filed a patent infringement suit at the District Court in Mannheim, Germany against the Respondents and two European resellers asserting their infringement of one of our German patents. We subsequently asserted infringement of another three patents against Nano and a European reseller of Alison’s products at the Mannheim court. We have since settled with one European reseller in exchange for a commitment not to procure infringing products and cooperation with our case. In January 2018, the court issued a series of judgments by acknowledgement (German, “Anerkenntnisurteil”) finding the second reseller, Hiltex, liable for infringement and also issued injunctions against Hiltex. The judgments resulted from a settlement agreement in which Hiltex agreed not to resell the infringing products in Europe where at least one of the asserted patents are active. Nano and Alison also initiated a nullity actions in German Federal Patent Court against our asserted German patents. They likewise filed an opposition to one of the asserted patents at the European Patent Office (“EPO”). The infringement litigation against Alison and Nano remains ongoing with respect to the earlier asserted patent while the Mannheim court stayed the proceedings involving subsequently asserted patents pending resolution of the nullity actions and the EPO opposition.

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

There have been no material changes to the risk factors included in our Annual Report.

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

As of June 30, 2018, we have used $19.8 million of the net proceeds of the offering to repay all amounts outstanding under our subordinated notes and our revolving credit facility; $31.0 million of the net proceeds of the offering for capital expenditures related to our third production line; $7.2 million of the net proceeds of the offering for our planned manufacturing facility in Statesboro, Georgia; the remainder of the net proceeds of the offering for general corporate purposes. There was not a material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus dated June 12, 2014, filed with the SEC on June 16, 2014.

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers.

We did not repurchase any of our equity securities during the quarter ended June 30, 2018.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits

10.1	Seventh Amendment to the Amended and Restated Loan and Security Agreement, dated April 25, 2018, by and between the Company and Silicon Valley Bank.

31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Aspen Aerogels, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited) as of June 30, 2018 and December 31, 2017, (ii) the Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2018 and 2017, (iii) the Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2018 and 2017, and (iv) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPEN AEROGELS, INC.

Date: August 2, 2018	By:	/s/ Donald R. Young
Donald R. Young
President and Chief Executive Officer (principal executive officer)

Date: August 2, 2018	By:	/s/ John F. Fairbanks
John F. Fairbanks
Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)