Form 10-Q
period 2018-09-30
ASPEN AEROGELS INC
filed 2018-11-07
CIK 1145986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).        Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 6, 2018, the registrant had 23,970,487 shares of common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

ASPEN AEROGELS, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2018	2017
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$5,177	$10,694
Accounts receivable, net of allowances of $236 and $93	21,461	26,764
Inventories	9,909	8,915
Prepaid expenses and other current assets	1,410	1,289
Total current assets	37,957	47,662
Property, plant and equipment, net	71,000	76,067
Other long-term assets	76	86
Total assets	$109,033	$123,815
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,884	$10,653
Accrued expenses	3,529	5,862
Revolving line of credit	5,156	3,750
Deferred revenue	2,811	1,304
Total current liabilities	19,380	21,569
Deferred rent	1,207	1,303
Prepayment liability	4,053	—
Deferred revenue long-term	900	—
Total liabilities	25,540	22,872
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.00001 par value; 125,000,000 shares authorized, 23,961,361 and 23,643,189 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	540,970	538,088
Accumulated deficit	(457,477)	(437,145)
Total stockholders’ equity	83,493	100,943
Total liabilities and stockholders’ equity	$109,033	$123,815

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands, except share and per share data)
Revenue:
Product	$23,342	$26,812	$66,978	$73,700
Research services	595	386	1,704	1,569
Total revenue	23,937	27,198	68,682	75,269
Cost of revenue:
Product	22,154	22,115	60,853	63,706
Research services	254	135	746	700
Gross profit	1,529	4,948	7,083	10,863
Operating expenses:
Research and development	1,384	1,468	4,627	4,753
Sales and marketing	3,061	2,745	10,281	9,271
General and administrative	3,453	3,765	12,149	14,354
Total operating expenses	7,898	7,978	27,057	28,378
Loss from operations	(6,369)	(3,030)	(19,974)	(17,515)
Interest expense, net	(163)	(58)	(358)	(123)
Total interest expense, net	(163)	(58)	(358)	(123)
Net loss	$(6,532)	$(3,088)	$(20,332)	$(17,638)
Net loss per share:
Basic and diluted	$(0.27)	$(0.13)	$(0.86)	$(0.76)
Weighted-average common shares outstanding:
Basic and diluted	23,808,703	23,442,241	23,707,245	23,356,997

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net loss	$(20,332)	$(17,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,259	8,032
Stock-compensation expense	3,414	3,982
Lease incentives	(91)	(80)
Accretion of prepayment discount	107	—
Other	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	5,303	944
Inventories	(994)	(1,124)
Prepaid expenses and other assets	(111)	224
Accounts payable	(3,310)	(478)
Accrued expenses	(2,305)	752
Deferred revenue	1,353	565
Deferred rent	(33)	(128)
Net cash used in operating activities	(8,740)	(4,950)
Cash flows from investing activities:
Capital expenditures	(2,651)	(5,423)
Net cash used in investing activities	(2,651)	(5,423)
Cash flows from financing activities:
Proceeds from borrowings under line of credit	30,975	6,000
Repayment of borrowings under line of credit	(29,569)	(6,000)
Prepayment proceeds under customer supply agreement, net	5,000	—
Repayment of obligations under capital lease	—	(23)
Payments made for employee restricted stock tax withholdings	(532)	(385)
Net cash provided by (used in) financing activities	5,874	(408)
Net decrease in cash	(5,517)	(10,781)
Cash at beginning of period	10,694	18,086
Cash at end of period	$5,177	$7,305
Supplemental disclosures of cash flow information:
Interest paid	$237	$151
Income taxes paid	$—	$—
Supplemental disclosures of non-cash activities:
Changes in accrued capital expenditures	$541	$(3,701)
Deferred revenue	$1,009	$—
Capitalized interest	$26	$—

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

At September 30, 2018, the Company had a cash and cash equivalents balance of $5.2 million and $5.2 million of outstanding borrowings under its revolving line of credit (see note 7). After giving effect to the outstanding borrowings and letters of credit, the additional amount available to the Company at September 30, 2018 under the revolving line of credit was $8.0 million. The existing revolving line of credit matures on April 28, 2019.

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

The Company will need to supplement its cash balance and amounts available under its revolving line of credit with anticipated cash flows from operations, local government grants, debt financings, customer prepayments, technology licensing agreements or equity financings to provide the capital required to complete the expansion of the existing manufacturing facility and to fund its strategic business initiatives.

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

In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments that are of a normal recurring nature and necessary for the fair statement of the Company’s financial position as of September 30, 2018 and the results of its operations for the nine months ended September 30, 2018 and 2017 and the cash flows for the nine month periods then ended. The Company has evaluated events through the date of this filing.

The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or any other period.

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

Sales returns are recorded based on historical sales and return information. Products that exhibit unusual sales return patterns due to quality or other manufacturing matters are specifically investigated and analyzed as part of the sales return accrual. The sales return accrual represents a reserve for products that may be returned due to quality concerns or authorized for destruction in the field. Sales return reserves are recorded at full original sales value. The Company rarely exchanges products from inventory for returned products. Sales return and other credit reserves were $0.2 million and $0.1 million at September 30, 2018 and December 31, 2017, respectively.

Stock-based Compensation

Stock-based compensation expense is measured at the grant date based on the fair value of the award. Expense is recognized on a straight-line basis over the requisite service period for all awards with service conditions. For performance-based awards, the grant date fair value is recognized as expense when the condition is probable of being achieved, and then on a graded basis over the requisite service period. The Company uses the Black-Scholes option-pricing model to determine the fair value of service-based option awards, which requires a number of complex and subjective assumptions including fair value of the underlying security, the expected volatility of the underlying security, a risk-free interest rate and the expected term of the option. The fair value of restricted stock and restricted stock unit grants is determined using the closing trading price of the Company’s common stock on the date of grant. The fair value of awards containing market conditions is determined using a Monte Carlo simulation model based upon the nature of the conditions, the expected volatility of the underlying security, and other relevant factors.

During the nine months ended September 30, 2018, the Company granted 58,062 shares of restricted common stock with a grant date fair value of $0.3 million and 81,102 non-qualified options (NSOs) to purchase shares of common stock with a grant date fair value of $0.4 million vesting over a period of one year to its non-employee directors under the 2014 Employee, Director and

Consultant Equity Incentive Plan (the 2014 Equity Plan). During the nine months ended September 30, 2018, the Company also granted 497,910 restricted common stock units (RSUs) with a grant date fair value of $2.3 million and 493,154 NSOs to purchase shares of common stock with a grant date fair value of $1.1 million to employees under the 2014 Equity Plan. The RSUs and NSOs granted to employees vest over a three year period.

Stock-based compensation is included in cost of revenue or operating expenses, as applicable, and consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Cost of product revenue	$158	$201	$474	$641
Research and development expenses	124	151	355	449
Sales and marketing expenses	206	294	647	865
General and administrative expenses	640	718	1,938	2,027
Total stock-based compensation	$1,128	$1,364	$3,414	$3,982

Pursuant to the “evergreen” provisions of the 2014 Equity Plan, the number of shares of common stock authorized for issuance under the plan automatically increased by 472,863 shares to 7,009,460 shares effective January 1, 2018.

As of September 30, 2018, 3,826,217 shares of common stock were reserved for issuance upon the exercise or vesting of outstanding stock-based awards granted under the 2014 Equity Plan. In addition, as of September 30, 2018, 89,465 shares of common stock were reserved for issuance upon the exercise of outstanding stock options granted under the Company’s 2001 Equity Incentive Plan, as amended (the 2001 Equity Plan). Any cancellations or forfeitures of the options outstanding under the 2001 Equity Plan will result in the shares reserved for issuance upon exercise of such options becoming available for grant under the 2014 Equity Plan. As of September 30, 2018, there were 1,785,891 shares of common stock available for future grant under the 2014 Equity Plan.

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

Information about the Company’s total revenues, based on shipment destination or services location, is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Revenue:
U.S.	$11,485	$13,555	$30,677	$32,816
International	12,452	13,643	38,005	42,453
Total	$23,937	$27,198	$68,682	$75,269

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

The Company performs periodic testing of its aerogel blankets to ensure compliance with published performance specifications. From time to time, tests may indicate a product could potentially perform outside of these specifications. At that time, additional testing is initiated or the Company may conduct a root cause investigation. During the nine months ended September 30, 2018, a test result indicated that tested samples performed outside the published performance specifications for a specific attribute of a product and, as a result, the Company performed additional testing. The Company has determined that it is probable it has incurred a liability, however, a liability or range of liability is not estimable as of September 30, 2018. The Company will continue to assess the impact of the testing results on its customer base and, depending on the assessment, could be subject to material warranty charges in future periods.

The Company did not record any warranty expense during the nine months ended September 30, 2018. During the nine months ended September 30, 2017, the Company recorded warranty expense of $0.9 million. This specific warranty charge was related to product claims for a single product application issue. As of September 30, 2018, the Company had satisfied all outstanding warranty claims.

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

Standards Implemented Since December 31, 2017

In August 2015, the FASB issued a deferral of ASU 2014-09, Revenue from Contracts with Customers. The standard replaced the transaction- and industry-specific revenue recognition guidance under current U.S. GAAP with a principle based approach for determining revenue recognition. As a result of the deferral, public entities were required to apply the revised revenue recognition standard for the annual reporting period beginning on or after December 15, 2017, including interim periods within that annual reporting period. The Company adopted this standard using the modified retrospective method on January 1, 2018. The Company completed its analysis of the new revenue standard and determined that it would not materially impact the allocation and timing of recognition of previously reported revenues from the sale of products or performance of research and development services. In addition, the Company determined that there were no incremental contract costs or contract fulfillment costs to be recognized in connection with the adoption. Based on the Company’s analysis, no adjustment to retained earnings was required as of the January 1, 2018 adoption date. Accordingly, the Company’s application of the standard did not have a material impact on the Company’s consolidated balance sheet at January 1, 2018 and did not have a material impact to its statement of operations for the nine months ended September 30, 2018 and 2017 or the twelve months ended December 31, 2017.

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

Standards to be Implemented

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). FASB ASU 2016-02 modifies the accounting for leases and requires that all leases be recorded on the consolidated balance sheets as assets and liabilities. This standard is effective for fiscal years beginning after December 15, 2018. Early application is permitted. The Company expects to adopt the new standard on January

1, 2019, to apply a modified retrospective transition approach and to use the effective date as the date of initial application. As a result, the Company will not update financial information and will not provide the disclosures required under the new standard for dates and periods before January 1, 2019. The Company expects to elect the package of practical expedients under the new standard, which permits the Company to not reassess prior conclusions about lease identification, lease classification, and initial direct costs. The Company expects that this standard will have a material effect on the Company’s consolidated financial statements. The most significant effects relate to the recognition of new right-of-use (ROU) assets and lease liabilities on the consolidated balance sheets and the provision of significant new disclosures about the Company’s leasing activities. The Company currently expects to elect the short-term lease recognition exemption for all leases that qualify. For leases that qualify for this exemption, the Company will not recognize ROU assets or lease liabilities. The Company also currently expects to elect the practical expedient to not separate lease and non-lease components for all of the Company’s leases.

The Company is in the process of updating its systems, controls and procedures for lease portfolio accounting to comply with the new standard. The Company does not expect a significant change in leasing activities prior to the expected adoption of the new standard on January 1, 2019.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. The Company did not have any contracts outstanding at January 1, 2018 and did not enter into any contracts during the nine months ended September 30, 2018 that contained a significant financing component.

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

Subsea Projects

The Company manufactures and sells subsea products that are designed for pipe-in-pipe applications in offshore oil production and are typically customized to meet customer specifications. Subsea products typically have no alternative use and contain an enforceable right to payment. Customer invoicing terms for subsea products are typically based on certain milestones within the production and delivery schedule. Under the provisions of ASC 606, the Company recognizes revenue at a point in time when transfer of control of the products is passed to the customer, or over time utilizing the input/cost-to-cost method. The timing of revenue recognition is assessed on a contract by contract basis. During the nine months ended September 30, 2018, the Company recognized $2.4 million in connection with subsea projects.

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

During the nine months ended September 30, 2018, BASF made two prepayments of $2.5 million each. At the time of the receipt of the prepayments, the Company calculated and accounted for the value associated with exclusivity component as deferred revenue. The value associated with the exclusivity component was approximately $0.5 million for each prepayment.

During the nine months ended September 30, 2018, the Company recognized less than $0.1 million in revenue associated with the exclusive right to sell Spaceloft A2 which is recorded as a component of product revenue in the Company’s consolidated statement of operations. At September 30, 2018, deferred revenue related to the exclusivity component of the Supply Agreement totaled $1.0 million. There was no deferred revenue related to the Supply Agreement at December 31, 2017.

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary geographical region and source of revenue:

	Three Months ended			Nine Months Ended
	September 30, 2018			September 30, 2018
	U.S.	International	Total	U.S.	International	Total
	(In thousands)			(In thousands)
Geographical region
Asia	$—	$7,814	$7,814	$—	$23,715	$23,715
Canada	—	186	186	—	2,457	2,457
Europe	—	3,881	3,881	—	9,747	9,747
Latin America	—	571	571	—	2,086	2,086
U.S.	11,485	—	11,485	30,677	—	30,677
Total revenue	$11,485	$12,452	$23,937	$30,677	$38,005	$68,682

Source of revenue
Product revenue	$10,890	$10,833	$21,723	$28,968	$35,529	$64,497
Subsea projects	—	1,591	1,591	5	2,430	2,435
Other revenue	—	28	28	—	46	46
Research services	595	—	595	1,704	—	1,704
Total revenue	$11,485	$12,452	$23,937	$30,677	$38,005	$68,682

Contract Balances

The following table presents changes in the Company’s contract assets and contract liabilities during the nine months ended September 30, 2018:

	Balance at December 31, 2017	Additions	Deductions	Balance at September 30, 2018
	(In thousands)
Contract assets
Subsea projects	$2,463	$3,924	$(4,826)	$1,561
Research services	425	1,706	(1,809)	322
Total contract assets	$2,888	$5,630	$(6,635)	$1,883
Contract liabilities
Deferred revenue
Product revenue	$1,178	$2,070	$(2,492)	$756
Subsea projects	126	3,363	(1,624)	1,865
Research services	—	82	—	82
Other revenue	—	1,054	(46)	1,008
Total contract liabilities	$1,304	$6,569	$(4,162)	$3,711

During the nine months ended September 30, 2018, the Company recognized $1.3 million of revenue that was included in deferred revenue at the beginning of the period.

A contract asset is recorded when the Company satisfies a performance obligation by transferring a promised good or service and has earned the right to consideration from its customer. These assets may represent a conditional or unconditional right to consideration and are included within accounts receivable on the consolidated balance sheets.

A contract liability is recorded when consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services under the terms of the contract. Contract liabilities are recognized as revenue after control of the products or services is transferred to the customer and all revenue recognition criteria have been met.

Transition Disclosures

The following tables summarize the impacts of adopting ASC 606 on certain components of the Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2018:

Consolidated Balance Sheets

	As of September 30, 2018
	As reported under ASC 606	Pro forma as if ASC 605 was in effect
	(In thousands)
Inventories	$9,909	$10,445
Total current assets	37,957	38,493
Total assets	109,033	109,569
Deferred revenue	2,811	3,313
Total current liabilities	19,380	19,882
Total liabilities	25,540	26,042
Accumulated deficit	(457,477)	(457,443)
Total stockholders’ equity	83,493	83,527
Total liabilities and stockholders’ equity	109,033	109,569

Total reported assets and liabilities were each approximately $0.5 million less than the pro forma consolidated balance sheet which assumes ASC 605 guidance remained in effect as of September 30, 2018. Reported inventories and deferred revenue reflect the impact of revenue recognized over time utilizing the input/cost-to-cost method for subsea projects during the nine months ended September 30, 2018.

Consolidated Statements of Operations

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	As reported under ASC 606	Pro forma as if ASC 605 was in effect	As reported under ASC 606	Pro forma as if ASC 605 was in effect
	(In thousands)
Product revenue	$23,342	$22,840	$66,978	$66,476
Total revenue	23,937	23,435	68,682	68,180
Product cost of revenue	22,154	21,618	60,853	60,317
Gross profit	1,529	1,563	7,083	7,117
Loss from operations	(6,369)	(6,335)	(19,974)	(19,940)
Net loss	(6,532)	(6,498)	(20,332)	(20,298)

Total reported product revenue and product cost of revenue were each approximately $0.5 million greater than the pro forma consolidated statement of operations for the three and nine months ended September 30, 2018 under ASC 606. Reported revenue and cost of revenue reflect the impact of revenue recognized over time utilizing the input/cost-to-cost method for subsea projects during the nine months ended September 30, 2018. Under ASC 605 subsea projects revenue was recognized at a point in time when transfer of control of the product passed to the customer.

The impact of the adoption of ASC 606 on the consolidated statement of cash flows for the nine months ended September 30, 2018 was not material and had no impact on net cash used in operating activities.

(4) Inventories

Inventories consist of the following:

	September 30,	December 31,
	2018	2017
	(In thousands)
Raw materials	$3,045	$2,543
Finished goods	6,864	6,372
Total	$9,909	$8,915

(5) Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	September 30,	December 31,	Useful
	2018	2017	life
	(In thousands)
Construction in progress	$9,541	$7,699	—
Buildings	24,016	24,013	30 years
Machinery and equipment	119,361	118,786	3-10 years
Computer equipment and software	8,249	8,099	3 years
Total	161,167	158,597
Accumulated depreciation	(90,167)	(82,530)
Property, plant and equipment, net	$71,000	$76,067

Depreciation expense was $8.3 million and $8.0 million for the nine months ended September 30, 2018 and 2017, respectively.

Construction in progress included engineering designs and other pre-construction costs for the planned manufacturing facility in Statesboro, Georgia of $7.2 million at both September 30, 2018 and December 31, 2017. The Company has delayed the project to construct the Statesboro, Georgia manufacturing facility to better align the timing of this capacity expansion with the Company’s assessment of future demand. In addition, construction in progress included $2.3 million and less than $0.1 million at September 30, 2018 and December 31, 2017, respectively, related to projects associated with the Company’s plan to expand the capacity of the East Providence, Rhode Island facility.

(6) Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2018	2017
	(In thousands)
Employee compensation	$2,163	$4,633
Other accrued expenses	1,366	1,229
Total	$3,529	$5,862

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

As of September 30, 2018, the Company had received $5.0 million of the 2018 Prepayment from BASF, which is recorded on the balance sheet as a prepayment liability, net of discount of $0.9 million. The discount will be amortized into interest expense through December 31, 2021, or until the prepayment liability is fully credited by purchases from BASF.

Prepayment liability consists of the following:

	September 30,	December 31,
	2018	2017
	(In thousands)
Prepayment liability	$5,000	$—
Discount on prepayment liability	(1,054)	—
Accretion of discount expense, net	107	—
Prepayment liability, less current maturities	$4,053	$—

The deferred revenue associated with the prepayment liability represents a grant to BASF of the exclusive right to sell Spaceloft A2 over the term of the Supply Agreement. Deferred revenue will be amortized into revenue on a straight-line basis over the term of the Supply Agreement. At September 30, 2018, $1.0 million was recorded as deferred revenue of which $0.1 million was recorded as a component of short term deferred revenue. During the nine months ended September 30, 2018, the Company recognized less than $0.1 million in revenue associated with the grant to BASF of the exclusive right to sell Spaceloft A2, which is recorded as a component of product revenue in the consolidated statement of operations.

Deferred revenue consists of the following:

	September 30,	December 31,
	2018	2017
	(In thousands)
Total deferred revenue	$3,711	$1,304
Current maturities of deferred revenue - product revenue	(2,702)	(1,304)
Current maturities of deferred revenue - Supply Agreement	(109)	—
Deferred revenue, less current maturities	$900	$—

Revolving Line of Credit

The Company entered into an Amended and Restated Loan and Security Agreement (the Loan Agreement) with Silicon Valley Bank (the Bank), on August 31, 2014, which has been subsequently amended from time to time. On January 25, 2018, the Loan Agreement was amended to extend the maturity date of the facility to April 28, 2018. On April 25, 2018, the Loan Agreement was further amended to extend the maturity date of the facility to April 28, 2019. Under the Loan Agreement, the Company may borrow up to $20.0 million subject to compliance with certain covenants and borrowing base limitations. At the Company’s election, the interest rate applicable to borrowings may be based on the prime rate or LIBOR. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 2.00% per annum, while LIBOR-based rates vary from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum. In addition, the Company is required to pay a monthly fee of 0.5% per annum of the average unused portion of the facility. Obligations under the Loan Agreement are secured by a security interest in all assets of the Company, including those at the East Providence facility, except for certain exclusions. The revolving credit facility matures on April 28, 2019.

At September 30, 2018 and December 31, 2017, the Company had $5.2 million and $3.8 million, respectively, drawn on the revolving credit facility. Under the Loan Agreement, the Company is required to comply with both non-financial and financial covenants, including minimum Adjusted EBITDA and minimum Adjusted Quick Ratio covenants, each as defined in the Loan Agreement. During 2018, the Company obtained a waiver on two occasions from the Bank with respect to compliance with the Adjusted Quick Ratio covenant. At September 30, 2018, the Company was in compliance with all such covenants. The Company has been required to provide letters of credit to secure obligations under certain commercial contracts. The Company had outstanding letters of credit backed by the revolving credit facility of $2.0 million and $2.3 million at September 30, 2018 and December 31, 2017, respectively, which reduce the funds otherwise available to the Company under the facility.

At September 30, 2018, the effective amount available to the Company under the revolving credit facility was $8.0 million after giving effect to the $5.2 million in outstanding borrowings and $2.0 million of outstanding letters of credit.

Litigation

The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. See Part II, Item 1 “Legal Proceedings” of this Quarterly Report on Form 10-Q for a description of certain of the Company’s current legal proceedings. The Company is not presently a party to any litigation for which it believes a loss is probable requiring an amount to be accrued or a possible loss contingency requiring disclosure.

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

Deferred rent consists of the following:

	September 30,	December 31,
	2018	2017
	(In thousands)
Deferred rent	$1,387	$1,511
Current maturities of deferred rent	(180)	(208)
Deferred rent, less current maturities	$1,207	$1,303

(9) Net Loss Per Share

The computation of basic and diluted net loss per share consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands, except share and per share data)
Numerator:
Net loss	$(6,532)	$(3,088)	$(20,332)	$(17,638)
Denominator:
Weighted average shares outstanding, basic and diluted	23,808,703	23,442,241	23,707,245	23,356,997
Net loss per share, basic and diluted	$(0.27)	$(0.13)	$(0.86)	$(0.76)

Potentially dilutive common shares that were excluded from the computation of diluted net loss per share because they were anti-dilutive consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Common stock options	2,994,452	2,476,829	2,994,452	2,476,829
Restricted common stock units	921,227	834,859	921,227	834,859
Common stock warrants	—	120	—	120
Restricted common stock awards	136,187	151,859	136,187	151,859
Total	4,051,866	3,463,667	4,051,866	3,463,667

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

(11) Subsequent Events

The Company has evaluated subsequent events through November 7, 2018, the date of issuance of the consolidated financial statements for the three and nine months ended September 30, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2018, which we refer to as the Annual Report.

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

We perform research services under contracts with various agencies of the U.S. government, including the Department of Defense and the Department of Energy, and other institutions. Research performed under contract with government agencies and other institutions enables us to develop and leverage technologies into broader commercial applications.

We manufacture our products using our proprietary technology at our facility in East Providence, Rhode Island. We have operated the East Providence facility since 2008 and have increased our annual nameplate capacity since that date to 50 million square feet of aerogel blankets. During 2018, we initiated a series of projects designed to increase this nameplate capacity to 60 million square feet of aerogel blankets by the end of 2020. We have also completed the design and engineering of a first line in a planned second manufacturing facility to be located in Statesboro, Georgia supported by a package of incentives from the State of Georgia and local governmental authorities. We have elected to delay construction of the Statesboro facility to better align the timing of this capacity expansion with our assessment of future demand. In the likely event that we do not commence construction of the Statesboro manufacturing facility by February 15, 2019, the governmental authorities may terminate the agreements that provide the package of incentives.

We have entered into a strategic partnership with BASF Polyurethanes GmbH (“BASF”) to develop and commercialize products for the building materials and other markets. The strategic partnership includes an amended and restated supply agreement (the “BASF Supply Agreement”) governing the sale of our Spaceloft A2 product to BASF and a joint development agreement targeting innovative products and technologies. Pursuant to the BASF Supply Agreement, BASF may, in its sole discretion, make a series of prepayments to us in the aggregate amount of up to $22.0 million in support of our capacity expansion plans, our process improvement initiatives and our new business development efforts. BASF has made prepayments to us in the aggregate amount of $5.0 million during the nine months ended September 30, 2018. These 2018 prepayments will be credited against amounts invoiced to BASF for Spaceloft A2 or repaid by us to BASF on or after December 31, 2021.

Our revenue for the nine months ended September 30, 2018 was $68.7 million, which represented a decrease of $6.6 million from the nine months ended September 30, 2017. Net loss for the nine months ended September 30, 2018 was $20.3 million and net loss per diluted share was $0.86. Net loss for the nine months ended September 30, 2017 was $17.6 million and net loss per diluted share was $0.76.

Key Metrics and Non-GAAP Financial Measures

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Square Foot Operating Metric

We price our product and measure our product shipments in square feet. We estimate our annual nameplate capacity was 50 million square feet of aerogel blankets at September 30, 2018. We believe the square foot operating metric allows us and our investors to measure our manufacturing capacity and product shipments on a uniform and consistent basis. The following chart sets forth product shipments associated with recognized revenue in square feet for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Product shipments in square feet	7,791	8,649	22,685	25,629

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

The following table presents a reconciliation of net loss, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Net loss	$(6,532)	$(3,088)	$(20,332)	$(17,638)
Depreciation and amortization	2,573	2,726	8,259	8,032
Stock-based compensation (1)	1,128	1,364	3,414	3,982
Interest expense	163	58	358	123
Adjusted EBITDA	$(2,668)	$1,060	$(8,301)	$(5,501)

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

As a result of the conclusion of a multiyear petrochemical project with a major Asian energy company and a decline in the volume of subsea projects, which together comprised 19% of our product revenue during 2017, we are experiencing a decrease in revenue during 2018. In addition, we have increased our investment in new initiatives and personnel during 2018 with the objective of restoring long-term growth in our existing markets and developing new business opportunities. As a result of the decrease in revenue and the increase in expense associated with these new initiatives and personnel, we are experiencing an increase in net loss and net loss per share and a decrease in Adjusted EBITDA during 2018.

We expect to experience growth in total revenue and Adjusted EBITDA during 2019 due to expected volume growth in our petrochemical and refinery markets, and an anticipated increase in project-based demand in the subsea and LNG markets. We have also announced a price increase for 2019 which we expect will support the projected increase in revenue and improvement in Adjusted EBITDA during the year. As a result of these factors, we are projecting growth in total revenue versus 2018 in excess of 20%, a decrease in net loss and a return to positive Adjusted EBITDA for the year.

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

We have experienced a decrease in revenue during 2018 due to the conclusion of the multiyear petrochemical project with a major Asian energy company and a decrease in project related revenue in the subsea market, which together comprised 19% of our product revenue during 2017.

Cost of Revenue

Cost of product revenue consists primarily of materials and manufacturing expense. Cost of product revenue is recorded when the related product revenue is recognized.

Material is our most significant component of cost of product revenue and includes fibrous batting, silica materials and additives. Material costs as a percentage of product revenue vary from product to product due to differences in average selling prices, material requirements, product thicknesses and manufacturing yields. During the nine months ended September 30, 2018, we have experienced a significant increase in the costs of silica precursor materials, which constitute over 50% of our raw material costs. In addition, we provide warranties for our products and record the estimated cost within cost of revenue in the period that the related revenue is recorded or when we become aware that a potential warranty claim is probable and can be reasonably estimated. During the nine months ended September 30, 2018, a test result has indicated that tested samples performed outside the published performance specifications for a specific attribute of a product and, as a result, we have performed additional testing. We have determined that it is probable we have incurred a liability, however, the liability is not estimable as of September 30, 2018. We will continue to assess the impact of the test results on our customer base and, depending on the assessment, we could be subject to material warranty charges in future periods. As a result of these factors, material costs as a percentage of revenue will vary from period to period due to changes in the mix of aerogel products sold, the costs of our raw materials or the estimated cost of warranties. However, in general, we expect material costs to decline as a percentage of revenue as we seek to achieve higher selling prices, material sourcing improvements, quality improvements and manufacturing yield enhancements for our aerogel products.

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

Our cost of product revenue in absolute dollars has decreased during 2018 compared to 2017. The decrease in cost of product revenue in absolute dollars reflects the impact of a decrease in manufacturing output and a favorable mix of products sold, offset, in part, by an increase in the cost of our raw materials, and an increase in personnel and expense in support of our capacity expansion and growth initiatives. However, due to the impact of the decrease in product revenue during 2018, our cost of product revenue as a percentage of product revenue has increased during 2018 compared to 2017.

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

Due to the conclusion of a multiyear petrochemical project with a major Asian energy company and a decrease in the volume of subsea projects, which together comprised 19% of our product revenue during 2017, we are experiencing a decrease in revenue and an associated decrease in gross profit in absolute dollars and as a percentage of revenue during 2018. During the nine months ended September 30, 2018, we have also experienced a significant increase in the costs of silica materials, which constitute over 50% or our raw material costs. In addition, we have increased investment in manufacturing personnel and expenses during 2018 in support of our objective to increase the capacity of our East Providence, Rhode Island manufacturing facility, operational improvement initiatives and our new business development efforts. As a result of these factors, we have experienced a decrease in gross profit during 2018.

However, in the longer term, we expect gross profit to improve in absolute dollars and as a percentage of revenue due to expected increases in total revenue, production volumes and manufacturing productivity. In addition, we expect the increases in revenue, volume and productivity will be supported by planned capacity expansions, and the realization of material purchasing efficiencies.

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

We have increased our investment in new initiatives and personnel during 2018 with the objective of restoring long-term growth in our existing markets and to develop new business opportunities. However, we have decreased spending for patent enforcement actions during the year. As a result, we have experienced a decrease in operating expenses in absolute dollars during 2018. However, due to the impact of the decrease in revenue during 2018, our operating expenses as a percentage of revenue has increased during 2018 compared to 2017.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, legal expenses, consulting and professional services, audit and tax consulting costs, and expenses for our executive, finance, legal, human resources and information technology organizations. General and administrative expenses have increased as we have incurred additional costs related to operating as a publicly-traded company, which include costs of compliance with securities, corporate governance and related laws and regulations, investor relations expenses, increased insurance premiums, including director and officer insurance, and increased audit and legal fees. In addition, we expect our general and administrative expenses to increase as we add general and administrative personnel to support the anticipated growth of our business and continued expansion of our manufacturing operations. We also expect that the patent enforcement actions, described in more detail under “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q, if protracted, could result in significant additional legal expense over the medium to long-term. During 2018, general and administrative expense have decreased both in absolute dollars and as a percentage of revenue due to a reduction in patent enforcement costs. In the longer term, however, we expect that general and administrative expenses will increase in absolute dollars but continue to decline as a percentage of revenue.

Interest Expense, Net

For the nine months ended September 30, 2018, interest expense, net consisted of fees and interest expense related to our revolving credit facility and $0.1 million of accretion of the prepayment liability discount associated with the BASF Supply Agreement. For the nine months ended September 30, 2017, interest expense, net consisted primarily of fees related to our revolving credit facility.

Provision for Income Taxes

We have incurred net losses since inception and have not recorded benefit provisions for U.S. federal income taxes or state income taxes since the tax benefits of our net losses have been offset by valuation allowances due to the uncertainty associated with the utilization of net operating loss carryforwards.

Results of Operations

Three months ended September 30, 2018 compared to the three months ended September 30, 2017

The following tables set forth a comparison of the components of our results of operations for the periods presented:

Revenue

	Three Months Ended September 30,
	2018		2017		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Revenue:
Product	$23,342	98%	$26,812	99%	$(3,470)	(13)%
Research services	595	2%	386	1%	209	54%
Total revenue	$23,937	100%	$27,198	100%	$(3,261)	(12)%

The following chart sets forth product shipments in square feet for the periods presented:

	Three Months Ended September 30,		Change
	2018	2017	Amount	Percentage
Product shipments in square feet (in thousands)	7,791	8,649	(858)	(10)%

Total revenue decreased $3.3 million, or 12%, to $23.9 million for the three months ended September 30, 2018 from $27.2 million in the comparable period in 2017 primarily as a result of a decrease in product revenue.

Product revenue decreased by $3.5 million, or 13%, to $23.3 million for the three months ended September 30, 2018 from $26.8 million in the comparable period in 2017. This decrease was principally the result of a decline in project work in South America and in the subsea market, offset, in part, by growth in the petrochemical and refinery markets, particularly in Asia and North America.

Product revenue for the three months ended September 30, 2018 included $5.0 million to a North American distributor. Product revenue for the three months ended September 30, 2017 included $5.0 million to a subsea contractor, $4.0 million and $3.2 million to two North American distributors, respectively, and $3.0 million to a South American contractor.

The average selling price per square foot of our products decreased by $0.11, or 4%, to $2.99 per square foot for the three months ended September 30, 2018 from $3.10 per square foot for the three months ended September 30, 2017. The decrease in average selling price reflected a year-over-year decrease in the mix of high-priced subsea products, offset, in part, by the impact of price increases enacted in early 2018. This decrease in average selling price had the effect of decreasing product revenue by $0.8 million for the three months ended September 30, 2018 from the comparable period in 2017.

In volume terms, product shipments decreased by 0.8 million square feet, or 10%, to 7.8 million square feet of aerogel products for the three months ended September 30, 2018, as compared to 8.6 million square feet for the three months ended September 30, 2017. The decrease in product volume had the effect of decreasing product revenue by $2.7 million for the three months ended September 30, 2018 from the comparable period in 2017.

Research services revenue increased $0.2 million, or 54%, to $0.6 million for the three months ended September 30, 2018 from $0.4 million in the comparable period in 2017. The increase was primarily due to the timing and amount of funding available under existing research contracts during the three months ended September 30, 2018 versus the comparable period in 2017.

Product revenue was 98% of total revenue for the three months ended September 30, 2018 and 99% for the three months September 30, 2017. Research services revenue was 2% of total revenue for the three months ended September 30, 2018 and 1% of total revenue for the three months ended September 30, 2017.

Cost of Revenue

	Three Months Ended September 30,
	2018			2017			Change
		Percentage of Related	Percentage of Total		Percentage of Related	Percentage of Total
	Amount	Revenue	Revenue	Amount	Revenue	Revenue	Amount	Percentage
	($ in thousands)
Cost of revenue:
Product	$22,154	95%	93%	$22,115	82%	81%	$39	0%
Research services	254	43%	1%	135	35%	1%	119	88%
Total cost of revenue	$22,408	94%	94%	$22,250	82%	82%	$158	1%

Total cost of revenue increased $0.2 million, or 1%, to $22.4 million for the three months ended September 30, 2018 from $22.2 million in the comparable period in 2017. The increase in total cost of revenue was primarily the result of an increase in research services cost of revenue.

Product cost of revenue increased by less than $0.1 million, or less than 1%, to $22.2 million for the three months ended September 30, 2018 from $22.1 million in the comparable period in 2017. The less than $0.1 million increase was the result of a $0.6 million increase in material costs, offset, in part, by a $0.5 million decrease in manufacturing expense. The increase in material costs was driven by an increase in the cost of silica materials, which constitute over 50% of our raw material costs, and a decrease in manufacturing output, offset, in part, by the 0.8 million square foot, or 10%, decrease in product shipments period over period. The decrease in manufacturing expense was the result of decreases in utilities costs of $0.3 million, maintenance expense of $0.2 million, and depreciation expense of $0.1 million, offset, in part, by an increase in other expenses of $0.1 million.

Product cost of revenue as a percentage of product revenue increased to 95% during the three months ended September 30, 2018 from 82% during the three months ended September 30, 2017. This increase was the result of the high proportion of fixed manufacturing expenses that remained essentially unchanged despite a 13% decrease in product revenue and a decrease in manufacturing output for the three months ended September 30, 2018 from the comparable period in 2017.

Research services cost of revenue increased $0.1 million, or 88%, to $0.2 million for the three months ended September 30, 2018 from $0.1 million for the comparable period in 2017. Cost of research service revenue as a percentage of research services revenue increased to 43% during the three months ended September 30, 2018 from 35% in the comparable period in 2017 due to an increase in outside services utilized to support the contracted research.

Gross Profit

	Three Months Ended September 30,
	2018		2017		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Gross profit	$1,529	6%	$4,948	18%	$(3,419)	(69)%

Gross profit decreased by $3.4 million, or 69%, to $1.5 million for the three months ended September 30, 2018 from $4.9 million in the comparable period in 2017. The decrease in gross profit was the result of the $3.3 million decrease in total revenue and the less than $0.2 million increase in total cost of revenue. The decrease in revenue was principally associated with the year-over-year decline in project work in South America and in the subsea market. The increase in total cost of revenue was driven by the increase in the cost of silica materials, which constitute over 50% of our raw material costs, and the decrease in manufacturing output, offset, in part, by the 0.8 million square foot, or 10%, decrease in product shipments period over period.

Gross profit as a percentage of total revenue decreased to 6% of total revenue for the three months ended September 30, 2018 from 18% in the comparable period in 2017.

Research and Development Expenses

	Three Months Ended September 30,
	2018		2017		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Research and development expenses	$1,384	6%	$1,468	5%	$(84)	(6)%

Research and development expenses decreased by $0.1 million, or 6%, to $1.4 million for the three months ended September 30, 2018 from $1.5 million in the comparable period in 2017. The decrease was primarily the result of a decrease in compensation and related costs.

Research and development expenses as a percentage of total revenue increased to 6% for the three months ended September 30, 2018 as compared to 5% in the comparable period in 2017 due principally to the decrease in revenue during the three months ended September 30, 2018.

Sales and Marketing Expenses

	Three Months Ended September 30,
	2018		2017		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Sales and marketing expenses	$3,061	13%	$2,745	10%	$316	12%

Sales and marketing expenses increased by $0.3 million, or 12%, to $3.1 million for the three months ended September 30, 2018 from $2.8 million in the comparable period in 2017. The $0.3 million increase was the result of increases in commission and professional fees of $0.3 million and travel expense of $0.2 million offset, in part, by a decrease in compensation and related costs of $0.2 million.

Sales and marketing expenses as a percentage of total revenue increased to 13% for the three months ended September 30, 2018 from 10% in the comparable period in 2017 due to the combination of the increase in sales and marketing expenses and the decrease in revenue during the three months ended September 30, 2018.

General and Administrative Expenses

	Three Months Ended September 30,
	2018		2017		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
General and administrative expenses	$3,453	14%	$3,765	14%	$(312)	(8)%

General and administrative expenses decreased by $0.3 million, or 8%, to $3.5 million during the three months ended September 30, 2018 from $3.8 million in the comparable period in 2017. The $0.3 million decrease was the result of decreases in compensation and related costs of $0.4 million, and other general and administrative expenses of $0.1 million, offset, in part, by an increase in patent enforcement costs of $0.2 million.

General and administrative expenses as a percentage of total revenue remained unchanged at 14% for the three months ended September 30, 2018 from the comparable period in 2017 due primarily to the decrease in revenue during the three months ended September 30, 2018 from the comparable period in 2017.

Interest Expense, net

	Three Months Ended September 30,
	2018		2017		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Interest expense, net	$(163)	(1)%	$(58)	(0)%	$(105)	181%

Interest expense, net, increased to $0.2 million during three months ended September 30, 2018 from less than $0.1 million during the comparable period in 2017. The $0.1 million increase was primarily due to an increase in interest expense associated with outstanding balances under our revolving line of credit and accretion of the prepayment liability discount associated with the BASF Supply Agreement.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

The following tables set forth a comparison of the components of our results of operations for the periods presented:

Revenue

	Nine Months Ended September 30,
	2018		2017		Change
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	($ in thousands)
Revenue:
Product	$66,978	98%	$73,700	98%	$(6,722)	(9)%
Research services	1,704	2%	1,569	2%	135	9%
Total Revenue	$68,682	100%	$75,269	100%	$(6,587)	(9)%

The following chart sets forth product shipments in square feet for the periods presented:

	Nine Months Ended September 30,		Change
	2018	2017	Amount	Percentage
Product shipments in square feet (in thousands)	22,685	25,629	(2,944)	(11)%

Total revenue decreased $6.6 million, or 9%, to $68.7 million for the nine months ended September 30, 2018 from $75.3 million in the comparable period in 2017 primarily as a result of a decrease in product revenue.

Product revenue decreased by $6.7 million, or 9%, to $67.0 million for the nine months ended September 30, 2018 from $73.7 million in the comparable period in 2017. This decrease was principally the result of a decline in project work in the subsea market and in South America, and due to the successful conclusion of several LNG projects during 2017, offset, in part, by growth in the petrochemical and refinery markets, particularly in North America and Asia.

Product revenue for the nine months ended September 30, 2018 included $15.6 million to a North American distributor. Product revenue for the nine months ended September 30, 2017 included $11.0 million to a North American distributor and $7.5 million to an Asian distributor.

The average selling price per square foot of our products increased by $0.07, or 2%, to $2.95 per square foot for the nine months ended September 30, 2018 from $2.88 per square foot for the nine months ended September 30, 2017. The increase in average selling price reflected the impact of price increases enacted in early 2018. This increase in average selling price had the effect of increasing product revenue by $1.7 million for the nine months ended September 30, 2018 from the comparable period in 2017.

In volume terms, product shipments decreased by 2.9 million square feet, or 11%, to 22.7 million square feet of aerogel products for the nine months ended September 30, 2018, as compared to 25.6 million square feet for the nine months ended September 30, 2017. The decrease in product volume had the effect of decreasing product revenue by $8.4 million for the nine months ended September 30, 2018 from the comparable period in 2017.

Research services revenue increased $0.1 million, or 9%, to $1.7 million for the nine months ended September 30, 2018 from $1.6 million in the comparable period in 2017. The increase was primarily due to the timing and amount of funding available under existing research contracts during the nine months ended September 30, 2018 from the comparable period in 2017.

Product revenue was 98% of total revenue for the nine months ended September 30, 2018 and 2017. Research services revenue was 2% of total revenue for the nine months ended September 30, 2018 and 2017.

Cost of Revenue

	Nine Months Ended September 30,
	2018			2017			Change
		Percentage of Related	Percentage of Total		Percentage of Related	Percentage of Total
	Amount	Revenue	Revenue	Amount	Revenue	Revenue	Amount	Percentage
	($ in thousands)
Cost of revenue:
Product	$60,853	91%	89%	$63,706	86%	85%	$(2,853)	(4)%
Research services	746	44%	1%	700	45%	1%	46	7%
Total cost of revenue	$61,599	90%	90%	$64,406	86%	86%	$(2,807)	(4)%

Total cost of revenue decreased $2.8 million, or 4%, to $61.6 million for the nine months ended September 30, 2018 from $64.4 million in the comparable period in 2017. The decrease in total cost of revenue was primarily the result of a decrease in product cost of revenue.

Product cost of revenue decreased $2.8 million, or 4%, to $60.9 million for the nine months ended September 30, 2018 from $63.7 million in the comparable period in 2017. The $2.8 million decrease was the result of a $2.5 million decrease in material costs and a $0.3 million decrease in manufacturing expense. The decrease in material costs was driven by the 2.9 million square feet, or 11%, decrease in product shipments period over period and a decrease of $0.9 million in warranty expense, offset, in part, by an increase in the cost of silica materials, which constitute over 50% of our raw material costs and a decrease in manufacturing output. The decrease in manufacturing expense was the result of decreases in maintenance expense of $0.9 million and utilities expense of $0.6 million, offset, in part, by increases in compensation and related costs of $0.7 million, depreciation expense of $0.3 million and other costs of $0.2 million.

Cost of product revenue as a percentage of product revenue increased to 91% during the nine months ended September 30, 2018 from 86% during the nine months ended September 30, 2017. This increase was the result of the high proportion of fixed manufacturing expenses that remained essentially unchanged despite a 9% decrease in product revenue and a decrease in manufacturing output for the nine months ended September 30, 2018 from the comparable period in 2017.

Cost of research services revenue was $0.7 million for the nine months ended September 30, 2018 and 2017. Cost of research service revenue as a percentage of research services revenue decreased to 44% during the nine months ended September 30, 2018 from 45% in the comparable period in 2017 due to a reduction in outside services utilized to support the contracted research.

Gross Profit

	Nine Months Ended September 30,
	2018		2017		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Gross profit	$7,083	10%	$10,863	14%	$(3,780)	(35)%

Gross profit decreased $3.8 million, or 35%, to $7.1 million for the nine months ended September 30, 2018 from $10.9 million in the comparable period in 2017. The decrease in gross profit was the result of the $6.6 million decrease in total revenue, offset, in part, by the $2.8 million decrease in total cost of revenue. The decrease in revenue was principally associated with the decline in project work in the subsea market and in South America, and due to the successful conclusion of several LNG projects during 2017. The decrease in total cost of revenue was driven by the 2.9 million square feet, or 11%, decrease in product shipments period over period and a decrease in warranty expense, offset, in part, by an increase in the cost of silica materials, which constitute over 50% of our raw material costs, and a decrease in manufacturing output.

Gross profit as a percentage of total revenue decreased to 10% of total revenue for nine months ended September 30, 2018 from 14% in the comparable period in 2017 due principally to the decrease in total revenue for the nine months ended September 30, 2018.

Research and Development Expenses

	Nine Months Ended September 30,
	2018		2017		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Research and development expenses	$4,627	7%	$4,753	6%	$(126)	(3)%

Research and development expenses decreased by $0.1 million, or 3%, to $4.7 million for the nine months ended September 30, 2018 from $4.8 million in the comparable period in 2017 due to decreases in professional fees and other expenses of $0.1 million.

Research and development expenses as a percentage of total revenue increased to 7% for nine months ended September 30, 2018 from 6% in the comparable period in 2017 due to the decrease in total revenue for the nine months ended September 30, 2018.

Sales and Marketing Expenses

	Nine Months Ended September 30,
	2018		2017		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Sales and marketing expenses	$10,281	15%	$9,271	12%	$1,010	11%

Sales and marketing expenses increased by $1.0 million, or 11%, to $10.3 million for the nine months ended September 30, 2018 from $9.3 million in the comparable period in 2017. The $1.0 million increase was the result of increases in commission and professional fees of $0.5 million, travel related costs of $0.4 million, and other external sales and marketing expense of $0.5 million offset, in part, by a decrease in compensation and related costs of $0.4 million.

Sales and marketing expenses as a percentage of total revenue increased to 15% for the nine months ended September 30, 2018 from 12% in the comparable period in 2017 due to the combination of the increase in sales and marketing expenses and the decrease in revenue during the nine months ended September 30, 2018.

General and Administrative Expenses

	Nine Months Ended September 30,
	2018		2017		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
General and administrative expenses	$12,149	18%	$14,354	19%	$(2,205)	(15)%

General and administrative expenses decreased by $2.2 million, or 15%, to $12.2 million during the nine months ended September 30, 2018 from $14.4 million in the comparable period in 2017. The $2.2 million decrease the result of a decreases in patent enforcement costs of $2.4 million, and compensation and related costs of $0.3 million, offset, in part, by increases in legal and professional fees of $0.3 million, and other administrative expenses of $0.2 million.

General and administrative expenses as a percentage of total revenue decreased to 18% for the nine months ended September 30, 2018 from 19% in the comparable period in 2017. This decrease was due primarily to the decrease in patent enforcement costs during the nine months ended September 30, 2018 from the comparable period in 2017.

Interest Expense, net

	Nine Months Ended September 30,
	2018		2017		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Interest expense, net	$(358)	(1)%	$(123)	(0)%	$(235)	191%

Interest expense, net, increased by $0.2 million, or 191%, to $0.3 million during the nine months ended September 30, 2018 from $0.1 million during the comparable period in 2017. The $0.2 million increase was the result of an increase in interest expense associated with outstanding balances under our revolving line of credit and accretion of the prepayment liability discount associated with the BASF Supply Agreement.

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

Through 2015, we experienced revenue growth and gained share in our target markets. Despite a decline in revenue in 2016, 2017 and 2018, our financial projections anticipate long-term revenue growth, with increasing levels of gross profit and improved cash flows from operations. To support this growth, we expect to incur up to an additional $12.0 million of capital expenditures related to our plan to increase the capacity of our East Providence, Rhode Island manufacturing facility by 20% by the end of 2020. In addition we expect to incur up to $130 million of capital expenditures to construct a first manufacturing line in a planned second manufacturing facility to be located in Statesboro, Georgia which, while currently delayed, we believe will ultimately be needed to support this expected long term growth in demand.

We believe that our existing cash balance and available credit will be sufficient to fund a portion of the planned expansion of our East Providence manufacturing facility. In addition, we plan to manage other capital expenditures and working capital balances to maintain the cash resources required to support current operating requirements.

We will need to supplement our cash balance and available credit with anticipated cash flows from operations, local government grants, debt financings, customer prepayments, technology licensing agreements or equity financings to provide the capital required to complete the expansion of our existing manufacturing facility, the first production line in our second manufacturing facility and other strategic business initiatives.

Primary Sources of Liquidity

Our principal sources of liquidity are currently our cash and cash equivalents and our revolving credit facility with Silicon Valley Bank. Cash and cash equivalents consist primarily of cash and money market accounts on deposit with banks. As of September 30, 2018, we had $5.2 million of cash and cash equivalents.

At September 30, 2018, we had debt obligations of $5.2 million related to borrowings under our revolving credit facility with Silicon Valley Bank, $2.0 million of outstanding letters of credit secured by the revolving credit facility and an obligation of $5.0 million associated with prepayments received pursuant to the BASF Supply Agreement.

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

Under the revolving credit facility, we are required to comply with both non-financial and financial covenants, including minimum Adjusted EBITDA and minimum Adjusted Quick Ratio covenants, each as defined in the loan agreement. At September 30, 2018, we were in compliance with all such covenants. However, in May 2018 and in August 2018, we obtained from Silicon Valley Bank a waiver with respect to our compliance with the Adjusted Quick Ratio covenants.  There can be no assurance that we will be able to comply with these or other covenants in the future or that Silicon Valley Bank will be willing to provide waivers of such covenants.  As a result, we could end up in default under the revolving credit facility or unable to continue to borrow under the revolving credit facility.  See “Risk Factors -- Risks Related to Our Business and Strategy -- We will require significant additional capital to pursue our growth strategy, but we may not be able to obtain additional financing on acceptable terms or at all” in our Annual Report on Form 10-K for the year ended December 31, 2017.

The effective amount available to us under the facility at September 30, 2018 was $8.0 million after giving effect to the $5.2 million of borrowings and $2.0 million of letters of credit outstanding.

Analysis of Cash Flow

Net Cash Used in Operating Activities

During the nine months ended September 30, 2018, we used $8.7 million in net cash in operating activities, as compared to the use of $5.0 million in net cash during the comparable period in 2017, an increase in the use of cash of $3.7 million. This increase in use of cash was the result of increases in cash used for net loss adjusted for non-cash items of $2.9 million and cash used by changes in operating assets and liabilities of $0.8 million.

Net Cash Used in Investing Activities

Net cash used in investing activities is primarily related to capital expenditures to support our growth. Net cash used in investing activities for the nine months ended September 30, 2018 and 2017 was $2.7 million and $5.4 million, respectively, in capital expenditures primarily for machinery and equipment to improve the throughput and efficiency of our East Providence facility.

Net Cash Used in Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018 totaled $5.9 million and consisted of $31.0 million in borrowings under our line of credit and $5.0 million in prepayment proceeds under the BASF Supply Agreement, offset, in part, by $29.6 million of repayments under our line of credit and $0.5 million in cash used for payments made for employee tax withholdings associated with the vesting of restricted stock units.

Net cash used in financing activities for the nine months ended September 30, 2017 totaled $0.4 million and consisted of $0.4 million for payments made for employee tax withholdings associated with the vesting of restricted stock units and less than $0.1 million for repayments of obligations under capital leases. In addition, we borrowed and repaid $6.0 million in advances under our line of credit.

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

Certain Factors That May Affect Future Results of Operations

The SEC, encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about: our beliefs in the appropriateness of our assumptions, the accuracy of our estimates regarding expenses, loss contingencies, future revenues, future profits, uses of cash, available credit, capital requirements, and the need for additional financing; the performance of our aerogel blankets; our expectation that we will be successful in obtaining, enforcing and defending our patents against competitors and that such patents are valid and enforceable; our belief that our products possess strong competitive advantages over traditional insulation materials, including the superior thermal performance and the thin, easy-to-use and durable blanket form of our products; our plans to construct a second manufacturing facility in Statesboro, Georgia; our plans to expand capacity in our East Providence, Rhode Island manufacturing facility; our estimates of annual production capacity; our strategic partnership with BASF and the potential benefits of such a relationship, including the potential for it to create new product and market opportunities; the BASF Supply Agreement, our supply to BASF of its Spaceloft A2 product, the potential for future cash advances from BASF under the BASF Supply Agreement (payment of which are subject to certain conditions) to provide a source of financing for some portion of the cost of the planned capacity expansion in our East Providence, Rhode Island manufacturing facility and planned construction of our proposed manufacturing plant expected to be located in Statesboro, Georgia, and the potential for BASF to become a significant customer for our products; our joint development agreement with BASF, and the potential for it to support the development of new aerogel products and technologies; our beliefs about the usefulness of the square foot operating metric; our beliefs about the financial metrics that are indicative of our core performance; our beliefs about the usefulness of our presentation of Adjusted EBITDA; our expectations about the effect of manufacturing capacity on financial metrics such as Adjusted EBITDA; our expectations about future revenues, expenses, gross profit, net loss, loss per share and Adjusted EBITDA, sources and uses of cash, capital requirements and the sufficiency of our existing cash balance and available credit; our beliefs about the outcome, effects or estimated costs of current or potential litigation or their respective timing, including expected legal expense in connection with our patent enforcement actions; our expectations about hiring additional personnel; our plans to devote substantial resources to the development of new aerogel technology; our expectations about product mix; our expectations about future material costs and manufacturing expenses as a percentage of revenue; our expectations of future gross profit and the effect of manufacturing expenses, manufacturing capacity and productivity on gross profit; our expectations about our resources and other investments in new technology and related research and development activities and associated expenses; our expectations about short and long term (a) research and development (b) general and administrative and (c) sales and marketing expenses; our expectations of near term revenue declines; our expectations of revenue growth, increased gross profit, and improving cash flows over the long term; our intentions about managing capital expenditures and working capital balances; our expectations about incurring significant capital expenditures in the future; our expectations about the expansion of our workforce and resources and its effect on sales and marketing, general and administrative, and related expenses; our expectations about future product revenue and demand for our products; our expectations about the effect of stock based compensation on various costs and expenses; our expectations about potential sources of future financing; our beliefs about the impact of accounting policies on our financial statements; our beliefs about the effect of interest rates, inflation and foreign currency fluctuations on our results of operations and financial condition; and our beliefs about the expansion of our international operations.

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

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business. At September 30, 2018, we had unrestricted cash and cash equivalents of $5.2 million. These amounts were held for working capital and capital expansion purposes and were invested primarily in deposit and money market accounts at a major financial institution in North America. Due to the short-term nature of these investments, we believe that our exposure to changes in the fair value of our cash as a result of changes in interest rates is not material.

As of September 30, 2018, we had $5.2 million drawn and outstanding on our revolving credit facility. At September 30, 2018, we also had $2.0 million of outstanding letters of credit supported by the revolving credit facility.

Under our revolving credit facility, we are permitted to borrow a maximum of $20.0 million, subject to continued covenant compliance and borrowing base requirements. At our election, the interest rate applicable to borrowings under the revolving credit facility may be based on the prime rate or LIBOR. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 2.00% per annum, while LIBOR-based rates vary from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum. In addition, we are required to pay a monthly unused revolving line facility fee of 0.5% per annum of the average unused portion of the revolving credit facility. On April 25, 2018, the Loan Agreement was amended to extend the maturity date of the facility to April 28, 2019.

At September 30, 2018, the amount available to us under the revolving credit facility was $8.0 million after giving effect to the $5.2 million in borrowings and $2.0 million of letters of credit outstanding under the facility.

Inflation Risk

Although we expect that our operating results will be influenced by general economic conditions, we do not believe that inflation has had a material effect on our results of operations during the periods presented in this report. However, we have experienced an increase in our raw material cost, and in particular silica materials, due to a supply imbalance in the silanes market during the nine months ended September 30, 2018.  In addition, our business may be affected by inflation in the future.

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

As of September 30, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls.

During the nine months ended September 30, 2018, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

Patent Enforcement Actions

In May 2016, we filed a complaint for patent infringement against Nano Tech Co., Ltd. (“Nano”) and Guangdong Alison Hi Tech., Ltd. (“Alison” and together with Nano, the “Respondents”) in the International Trade Commission (“ITC”). The ITC complaint alleged that these two China-based companies engaged in unfair trade practices by importing aerogel products in the United States that infringed, and/or are manufactured by processes that infringe, several of our patents in violation of Section 337 of the Tariff Act. In the ITC complaint, we sought exclusion orders from the ITC that direct the United States Customs and Border Protection to stop the importation of these infringing products. In June 2016, the ITC instituted an investigation based on our complaint. In September 2017, the Administrative Law Judge (“ALJ”) presiding over the ITC investigation issued an Initial Determination finding that Alison and Nano infringed our patents relating to aerogel insulation and/or the methods of manufacturing aerogel insulation. As part of the Initial Determination, the ALJ found that Alison and Nano infringed all the patent claims asserted against each of them across the three asserted patents and that Alison and Nano failed to prove that the asserted claims were invalid. The ALJ also recommended a limited exclusion order as a remedy to prevent the importation of infringing aerogel products into the United States. In February 2018, the ITC issued its final determination confirming the ALJ’s infringement and validity determinations except with respect to one dependent product claim where the ITC found the claim not infringed. The ITC also revised some of the ALJ’s claim constructions. However, the ITC affirmed that Alison and Nano each violated Section 337 of the Tariff Act and issued a limited exclusion order prohibiting importation of infringing aerogel insulation products manufactured by Alison and Nano. The exclusion order, which is enforced by the United States Customs and Border Protection, is currently in effect. In June 2018, Alison has filed a notice of appeal seeking a review of the ITC determination and order by the United States Court of Appeals for the Federal Circuit (CAFC). In its opening brief filed in September 2018, Alison has sought an appeal of ITC’s finding that a product composition patent asserted by us against Alison is valid and infringed. As neither respondents appealed the ITC findings of validity or infringement with respect to asserted process patents, the exclusion order remains valid and enforced irrespective of the outcome of the appeal. The ITC and we as intervenor, are expected to file response briefs by November 20, 2018. In addition to Respondents’ contention at the ITC that the asserted patents were invalid, Alison also filed petitions with the United States Patent and Trademark Office (“USPTO”) requesting Inter-Partes Review to cancel certain claims in three of our manufacturing process patents and one product patent. A three-member panel of Administrative Patent Judges at the USPTO denied all of Alison’s petitions to institute Inter-Partes Review challenging the validity of these Aspen patents. Alison also filed similar requests with the Chinese Patent Office (“SIPO”) seeking to invalidate two of our Chinese manufacturing process patents and two of our Chinese product patents. After the conclusion of the oral proceedings and before any decision issued by the SIPO, Alison withdrew all of its requests for invalidation of our Chinese patents. In May 2018, Alison filed another request seeking invalidation of one of our manufacturing process patents at SIPO, the same patent that it previously sought to invalidate and subsequently withdrew the request in 2017. After conducting an oral proceeding on September 6, 2018, the Patent Reexamination Board of SIPO (“PRB”) issued a decision on October 26, 2018 holding Aspen’s issued patent as amended as valid.  The decision by the PRB is subject to an appeal to the Beijing IP court.

In April 2016, we also filed a patent infringement suit at the District Court in Mannheim, Germany against the Respondents and two European resellers asserting their infringement of one of our German patents. We subsequently asserted infringement of another three patents against Nano and a European reseller of Alison’s products at the Mannheim court. We have since settled with one European reseller in exchange for a commitment not to procure infringing products and cooperation with our case. In January 2018, the court issued a series of judgments by acknowledgement (German, “Anerkenntnisurteil”) finding the second reseller, Hiltex, liable for infringement and also issued injunctions against Hiltex. The judgments resulted from a settlement agreement in which Hiltex agreed not to resell the infringing products in Europe where at least one of the asserted patents are active. Nano and Alison also initiated a nullity actions in German Federal Patent Court against our asserted German patents. On the first patent (EP1638750) challenged at the Federal Patent Court, on September 25, 2018 the Court conducted an oral proceeding and determined that the patent is valid as originally issued and dismissed the challenge to its validity. They likewise filed an opposition to one of the asserted patents at the European Patent Office (“EPO”). The infringement litigation against Alison and Nano remains ongoing with respect to the earlier asserted patent while the Mannheim court stayed the proceedings involving subsequently asserted patents pending resolution of the nullity actions and the EPO opposition.

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

Brazilian Enforcement Action

In August 2018, we filed an enforcement suit against Qualiman Engenharia E Montagens LTDA (“Qualiman”), one of our South American customers, in civil court in Sao Paulo, SP Brazil seeking payment of past due invoices totaling approximately $2.9 million. In October 2018, the Brazilian court ruled in our favor with respect to Qualiman’s obligation to pay us immediately. As part of the remedy, the Court ordered Qualiman’s customer, Petroleo Brasilero S.A. to redirect part of its payments to Qualiman to a court-administered bank account and other appropriate actions. The proceeding is ongoing and the court decision is subject to an appeal to a higher court.

Item 1A.     Risk Factors.

There have been no material changes to the risk factors included in our Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities. None.

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

As of September 30, 2018 we have used $19.8 million of the net proceeds of the offering to repay all amounts outstanding under our subordinated notes and our revolving credit facility; $31.0 million of the net proceeds of the offering for capital expenditures related to our third production line; $7.2 million of the net proceeds of the offering for our planned manufacturing facility in Statesboro, Georgia; the remainder of the net proceeds of the offering for general corporate purposes. There was not a material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus dated June 12, 2014, filed with the SEC on June 16, 2014.

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers.

We did not repurchase any of our equity securities during the quarter ended September 30, 2018.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Executive Agreement

On November 7, 2018, the Company entered into an executive employment agreement effective as of January 1, 2019 (the “Effective Date”), for a three year term with its Chief Executive Officer, Donald R. Young (the “Employment Agreement”), which agreement replaces Mr. Young’s current employment agreement with the Company that is set to expire on December 31, 2018. Pursuant to this agreement, Mr. Young continues to serve as our Chief Executive Officer, Mr. Young’s annual base salary remains at $515,000 per year and Mr. Young is eligible to receive an annual performance-based cash bonus (the “Performance Bonus”) as determined by our board of directors with a target of 100% of his year-end base salary (the “Performance Bonus Target”). Mr. Young’s base salary may be increased, but not decreased, at the discretion of our board of directors.

Mr. Young is entitled to the following benefits in connection with a termination of his employment or a change of control. Upon termination by the Company not for cause or termination by Mr. Young for good reason (a “Qualifying Termination”) prior to a change of control, Mr. Young is entitled to receive upon execution of a release, an amount equal to two times the sum of his annual base salary and his Performance Bonus Target, each as then in effect. He is also entitled to a pro rata portion of the Performance Bonus based on the number of months worked in the year of termination, any accrued but unpaid Performance Bonus for the prior fiscal year, 24 months of COBRA health care insurance benefits, six months of outplacement services and accelerated vesting by three months of substantially all of his stock-based awards and option grants then outstanding, which options shall remain exercisable for at least one year following such Qualifying Termination. Upon a Qualifying Termination that occurs within 24 months after the occurrence of a change of control (the “CIC Qualifying Termination”), Mr. Young will be entitled to a pro rata portion of the Performance Bonus based on the number of months worked in the year of termination, any accrued but unpaid Performance Bonus for the prior fiscal year, 24 months of COBRA health care insurance benefits, six months of outplacement services, complete accelerated vesting of substantially all of Mr. Young’s stock-based awards and option grants then outstanding, which stock options shall be exercisable for at least one year following such CIC Qualifying Termination and (i) if the CIC Qualifying Termination occurs during the Performance Period (defined below), two times the sum of his annual base salary and his Performance Bonus Target, each as then in effect and (ii) if the CIC Qualifying Termination occurs after the Performance Period, two and one-half times the sum of his annual base salary and his Performance Bonus Target, each as then in effect. To the extent any outstanding options or stock-based awards are not assumed by the Company’s successor in a change of control, all stock options and stock-based awards shall become fully vested and exercisable as of the change of control.

In addition, in the event of a change of control of the Company, if the closing price per share of the Company’s common stock, as quoted on the NYSE as of the effective date of the change of control (the “CIC Price”) is equal to or greater than $6.00, Mr. Young will be entitled to receive a bonus payment calculated as a percentage of the Net Proceeds (as defined in the Employment Agreement), with such percentage ranging from 4% to 6.5% depending upon the CIC Price (the “Bonus”). The Bonus will be paid at the same time and in the same form and proportion of consideration as the proceeds paid to the Company or its equity holders as a result of the change of control, subject to certain limitations. In order to be eligible for the Bonus, the change of control of the Company must occur between the Effective Date and January 1, 2021, which period may be extended by our board of directors at its discretion (the “Performance Period”), and must occur while Mr. Young is employed by the Company or during the six months after he is terminated by the Company without cause.

Section 280G of the Internal Revenue Code (the “Code”), denies a company a tax deduction for certain payments made to an executive in connection with a change of control if the payments exceed a certain amount. Section 4999 of the Code imposes on the executive an additional 20% excise tax on those payments. If the aggregate of the payments and benefits that Mr. Young receives pursuant to his executive agreement or pursuant to any other plan or agreement with us are subject to the excise tax imposed by Section 4999 of the Code, under Mr. Young’s executive agreement, we are required to reduce the amount of the aggregate payments so that they are not subject to Section 4999 of the Code unless the aggregate value of the payments and benefits on an after tax basis would be greater than if they are not reduced.

Item 6.	Exhibits.

(a) Exhibits

10.1+	Non-Employee Director Compensation Policy.
10.2+	Executive Agreement, dated November 7, 2018, by and between the Company and Donald R. Young.
31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Aspen Aerogels, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited) as of September 30, 2018 and December 31, 2017, (ii) the Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2018 and 2017, (iii) the Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2018 and 2017, and (iv) the Notes to Consolidated Financial Statements (unaudited).

+    Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPEN AEROGELS, INC.

Date: November 7, 2018	By:	/s/ Donald R. Young
Donald R. Young
President and Chief Executive Officer (principal executive officer)

Date: November 7, 2018	By:	/s/ John F. Fairbanks
John F. Fairbanks
Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)