Form 10-K
period 2018-12-31
ASPEN AEROGELS INC
filed 2019-03-08
CIK 1145986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes   ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $107.8 million.

As of March 7, 2019, the registrant had 24,246,807 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 19, 2019 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

We design, develop and manufacture innovative, high-performance aerogel insulation. We believe our aerogel blankets deliver the best thermal performance of any widely used insulation product available on the market today and provide a combination of performance attributes unmatched by traditional insulation materials. Our products provide two to five times the thermal performance of widely used traditional insulation in a thin, easy-to-use and durable blanket form. Our end-use customers select our products where thermal performance is critical, and to save money, improve resource efficiency, enhance sustainability, preserve operating assets and protect workers.

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

We introduced our two key product lines, Pyrogel and Cryogel in 2008. Our product revenue has grown from $17.2 million in 2008 to $102.1 million in 2018, representing a ten year compound annual growth rate of 19%. During this period, we have sold more than $821 million of our products globally, representing an installed base of more than 313 million square feet of insulation. We believe that this decade of success positions us for future growth and continued gain in market share.

We currently focus our commercial efforts in the energy infrastructure market, where we believe our products have multiple high value applications. We also market and sell aerogel products for use within the building materials and other end markets. Customers in these markets use our products for applications as diverse as wall systems, military and commercial aircraft, trains, buses, appliances, apparel, footwear and outdoor gear. As we continue to enhance our aerogel technology platform, we believe we will have opportunities to address additional high value applications in the global insulation market and in a diverse set of new markets.

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

Total revenue for the years ended December 31, 2018, 2017 and 2016 was $104.4 million, $111.6 million and $117.7 million, respectively. For the years ended December 31, 2018, 2017 and 2016, based on shipment destination or research services location, our U.S. revenue was $41.7 million, $51.4 million and $35.7 million, respectively, and our international revenue was $62.6 million, $60.2 million and $82.0 million, respectively.

We manufacture our products using proprietary and patent-protected technology at our facility in East Providence, Rhode Island. We have operated the East Providence facility since 2008 and have significantly increased our manufacturing capacity and productivity since that date. We commenced operation of our third production line in the East Providence facility in 2015 which increased our annual nameplate capacity to 50 million square feet of aerogel blankets. In 2018, we initiated a series of projects designed to increase this nameplate capacity by 20 percent to 60 million square feet of aerogel blankets by the end of 2020. As of December 31, 2018, we had increased the nameplate capacity in our East Providence facility to 55 million square feet of aerogel blankets.

Financial information about our product and research services revenues, net loss per share and our total assets are provided in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Our Markets and Competition

Our core market is the energy infrastructure insulation market. This market is global, well-established and includes large and well-capitalized end-users. This market includes companies operating refinery, petrochemical, oil production, and LNG production and storage facilities. The market also includes firms operating gas, coal, nuclear, hydro and solar thermal power generating plants and district energy systems. Insulation systems in the energy infrastructure market are designed to maintain hot and cold process equipment, piping and storage tanks at optimal temperatures, to protect plant and equipment from the elements and from the risk of fire, and to protect workers. The market is served by a well-organized, well-established, worldwide network of distributors, contractors and engineers.

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

We compete in the aerogel insulation market with Cabot Corporation, Armacell International S.A., Guangdong Alison Hi-Tech Co., Ltd. and Nano Tech Co., Ltd. and a growing number of other competitors that manufacture and sell aerogel insulation products. We expect to face increasing competition in the aerogel insulation market over the next several years as existing competitors and new entrants seek to develop and market their own aerogel products. In addition to other aerogel insulation products, we also encounter competition from innovatively packaged traditional insulation materials that compete with our products on the basis of one or more performance factors.

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

Our market share in 2018 was approximately 3% of the estimated $3.1 billion annual global market for energy infrastructure insulation materials. Many of our competitors have greater market presence, larger market share, longer operating histories, stronger name recognition, larger customer bases and significantly greater financial, technical, sales and marketing, manufacturing and other resources than we have and may be better able to withstand volatility within the industry and throughout the economy as a whole while retaining greater operating and financial flexibility. If our competitors lower their prices, or develop new products with better performance, or if we are unable to compete effectively, our growth opportunities, share of the market, margins and profitability may decline.

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

•

Important Energy End Markets. Our products are primarily used in large scale energy infrastructure facilities. Given continued growth in global energy consumption in the long-term, and the construction of new facilities to satisfy this demand, we believe that we serve well capitalized and growing global end markets. In order to capture the opportunities in our end markets, we have a network of sales professionals and qualified distributors in more than 50 countries around the world.

•

Growing Installed Base with Industry-leading End-Users. We have an installed base of more than 313 million square feet of insulation, representing more than $821 million in cumulative product sales since 2008. Through our relationships with industry leading end-use customers, our products have undergone rigorous testing and technical validation and are now in use at many of the world’s largest oil producers, refiners and petrochemical companies. These relationships have shortened the sales cycle with other customers and have helped to facilitate our market penetration. We also have strong relationships with a global network of energy-focused distributors, contractors and engineering firms that understand the significant advantages our products provide to end-users.

•

Proven, Scalable Business Model. Our proprietary manufacturing technology is proven and has been successfully scaled up to meet increasing demand. We have operated the East Providence facility since 2008 and have significantly increased manufacturing capacity and productivity during the period. We successfully commenced operation of our second production line at this facility in March 2011 and doubled our annual nameplate capacity to 40 million square feet of aerogel blankets. We commenced operations of a third line in the East Providence facility during the first quarter of 2015 which increased our annual nameplate capacity by 25% to 50 million square feet of aerogel blankets. During 2018, we initiated a series of projects, which we refer to as EP20, designed to increase this nameplate capacity to 60 million square feet of aerogel blankets by the end of 2020. During 2018, we implemented the first phase of EP20 and increased the nameplate capacity in our East Providence facility to 55 million square feet of aerogel blankets.

•

Protected Technology Platform and Proprietary Manufacturing Capability. Our aerogel technology platform is the result of more than 20 years of research and development dedicated to new aerogel compositions, form factors and manufacturing technologies. Our intellectual property portfolio is supported by 119 issued patents, with an additional 101 pending, in U.S. and foreign jurisdictions in areas related to product design, chemistry, process technology and market applications. In addition, we have significant know-how and trade secrets related to product formulations and manufacturing techniques. We believe our portfolio of patents, trade secrets and know-how presents a barrier to potential new entrants in the commercialization of aerogel blanket insulation.

•

Experienced Management Team with a Demonstrated Track Record. Our executive officers have an average of more than 20 years each of experience in global industrial companies, specialty chemical companies or related material science research. This management team is responsible for the continued development of our aerogel technology platform, the commercial acceptance of our products, and the creation of a global distribution and marketing platform. As of December 31, 2018, we employed 295 people including material scientists, engineers, manufacturing line operators, sales personnel, administrative staff, and management. We believe our dedicated and experienced team is an important competitive asset.

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

Key elements of our strategy include:

•

Broaden Energy Market Diversity and Grow Market Share. We plan to focus additional resources to continue to grow our share of the energy infrastructure insulation market, both through increased sales to our existing customers and through sales to new customers. We plan to continue to expand our global sales and distribution network and seek to promote greater enterprise-wide adoption of our products by existing end-use customers. To date, the majority of our revenue has been generated from applications in refineries and petrochemical facilities. We will continue to pursue and expect greater adoption of our products in district heating, LNG production and storage, and power generation markets. In addition, our product revenue has been and will continue to be generated, in large part, by demand for insulation associated with scheduled plant shutdowns, or turnarounds, and other maintenance-related projects. With broad adoption of our products and our growing installed base, we expect that our products will be specified at increasing rates during the design phase in a growing number of new-build and capital expansion projects. We also expect that growth in global energy demand over time will result in increased new-build and large capacity expansion projects, driving demand for our aerogel products.

•

Leverage Strategic Relationships in the Building Materials Market. We are pursuing market opportunities across multiple regions to address the increasingly stringent regulatory environment governing the thermal performance of buildings. We have entered into a multi-faceted strategic partnership with BASF to develop and commercialize products optimized for the building materials market. The strategic partnership offers a near-term commercial opportunity through the sale of our Spaceloft A2 product line and long-term commercial potential through our joint development efforts focused on innovative products and technologies that address emerging opportunities. We believe our strategic partnership with BASF will facilitate our penetration of the building materials market by combining the strength of our aerogel technology platform with BASF’s broad technical, commercial and distribution capabilities.

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

•

Strategically Increase Capacity to Meet Demand. Demand for our aerogel products has grown significantly since our inception. From 2008 through 2018, our product revenue has grown at a compound annual growth rate of 19% to $102.1 million. To meet growth in demand for our products, we added a third production line in our East Providence facility in 2015 which increased our annual nameplate capacity to 50 million square feet of aerogel blankets. We have initiated a series of projects, which we refer to as EP20, designed to increase the nameplate capacity of the East Providence facility by an additional 10 million square feet of aerogel blankets by the end of 2020 at a projected cumulative cost up to $15 million. During 2018, we implemented the first phase of EP20 at a cost of $3 million and increased the nameplate capacity in our East Providence facility to 55 million square feet of aerogel blankets.

•

Enhance Our Profit Margins, Operational Cash Flow and Return on Invested Capital. We will seek to continuously improve the cost efficiency of our manufacturing process, to optimize the formulation of our products and to manage our supply chain to reduce costs. We believe additional opportunities to realize production efficiencies and to reduce per unit overhead costs will arise with growth in the scale of our manufacturing operations. We believe our current expansion plans and available manufacturing technology advancements will enhance profit potential, increase operating cash flow capability, and offer attractive returns on incremental invested capital. In addition, we will focus our development efforts on new products and next generation technology with application in new, high value market segments.

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

Our material costs were 47%, 45% and 41% of product revenue for the years ended December 31, 2018, 2017 and 2016, respectively. We are seeking to lower our manufacturing costs and to improve the per square foot costs of our aerogel blankets by optimizing our formulations to reduce material costs, by enhancing manufacturing process controls to improve yields, by realizing price reductions from existing vendors, by qualifying new vendors and by reducing shipping costs. Our objective is both to reduce costs to enhance our competitive position and to ensure we deliver high quality products to our customers.

The materials used in the production of our products consist primarily of several silica precursors, fiber batting, and other additives. The markets for these materials are generally competitive and multiple sources of supply exist for all of our raw materials. However, during 2018, we experienced a significant increase in the price of certain silica precursors due to a supply imbalance in the silanes market. We are actively working to reformulate our products to reduce our reliance on the materials that are susceptible to significant price fluctuations.

We purchase silica precursors from several suppliers. Based on the current level of demand for our products, we believe that an adequate long-term supply of silica precursors is available. However, if demand for our products increases rapidly, we will need to work with suppliers to ensure that an adequate long-term supply of silica precursors will be available at competitive prices. Suppliers of silica precursors include industrial companies that produce the materials directly or that produce them as a byproduct of other industrial processes. We are working with a number of these suppliers to plan for our potential future needs and to develop our processes to reduce the long-term cost impact of these materials. See “Risk Factors — Shortages of the raw materials used in the production of our products, increases in the cost of such materials or disruptions in our supply chain could adversely impact our financial condition and results of operations.”

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

•

Spaceloft A2. Spaceloft A2 is reinforced with a glass-fiber batting and specifically designed to meet Euroclass A2 fire standards in the building materials market. Spaceloft A2 is marketed and sold exclusively by our partner BASF SE under the SLENTEX® brand. Spaceloft A2 is designed to provide industry-leading thermal performance in applications where building regulations require the use of non-combustible products.

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

Our sales force calls on and maintains relationships with participants at all levels of the insulation industry supply chain. We have established a network of insulation distributors to ensure rapid delivery of our products in critical regions. Our sales personnel work to educate insulation contractors about the technical and operating cost advantages of aerogel blankets. Our sales force also works directly with end-users and engineering firms to promote qualification, specification and wider acceptance of our products in existing and new applications. In the energy infrastructure market, we rely heavily on the existing and well-established channel of distributors and contractors to deliver products to our customers. In addition, our sales personnel work with OEMs and strategic partners to create new products and solutions to expand our market reach.

The sales cycle for a new insulation material is typically lengthy. Our sales cycle from initial customer trials to widespread use can take from one to three years, although we typically realize increasing revenue at each stage in the cycle. We believe our relationships with technically sophisticated customers and strategic partners serve to validate our technology, products and value proposition within a target market. These relationships have proven to accelerate the sales cycle with other customers within specific markets and to facilitate growth in market share. We have focused our marketing efforts on developing technical support materials, installation guides, case studies and general awareness of the superior performance of our aerogel blankets. We rely principally on our website, social media, printed technical materials, participation in industry conferences and tradeshows and presentation of technical papers to communicate our message to existing and potential customers. We also receive strong word-of-mouth support from the growing network of distributors, installation contractors, OEMs, strategic partners and end-users that understand the benefits of our products.

As of December 31, 2018, we had 48 sales and marketing professionals worldwide. Their efforts were supported by a team of ten sales consultants.

Our Customers and End-Users

Customers

Our primary customers are distributors, installation contractors and OEMs that stock, install and fabricate insulation products, components and systems for technically sophisticated end-users that require high-performance insulation.

•

Distributors: We currently operate through a global network of 70 insulation distributors. In general, insulation distributors stock, sell and distribute aerogel materials to insulation contractors and end-users. The distribution of our product outside the United States is often conducted under agreements that provide for exclusivity by geography linked to annual purchase volume minimums. These insulation distributors typically market, promote and advertise our aerogel materials across their market.

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

Distribution International, Inc. represented 20% of our total revenue for 2018 and was our only customer representing 10% or more of our revenue for that period.

Our product revenue is generated by sales to customers around the world. In 2018, 39% of our product revenue was generated in the United States, 34% in Asia, 19% in Europe, 5% in Canada and less than 3% in Latin America based on shipment destination.

A substantial portion of our sales are to shipment destinations located outside the United States, including Korea, Great Britain, Taiwan, Hong Kong, India, Canada, Norway, Singapore, Germany, and Australia. Total revenue generated from outside of the United States amounted to $62.6 million or 60% of total revenue, $60.2 million or 54% of total revenue and $82.0 million or 70% of total revenue, in the years ended December 31, 2018, 2017 and 2016, respectively. In addition, we may expand our operations outside the United States. As a result, we are subject to a number of risks; see “Risk Factors — A substantial portion of our revenue comes from sales in foreign countries and we may expand our operations outside of the United States, which subjects us to increased economic, foreign exchange, operational and political risks that could increase our costs and make it difficult for us to operate profitably.”

End-Users

The end-users of our aerogel blankets include some of the largest and most well capitalized companies in the world. Our products are installed in more than 50 countries worldwide.

Energy Infrastructure

•

Oil Refining: We believe our products have been installed in more than 30% of the world’s 640 refineries. In addition, we believe our aerogel blankets are used by 24 of the world’s 25 largest refining companies including ExxonMobil, Shell and Chevron, among others. Over time, these companies have used our products in an increasing range of applications and throughout an increasing number of their facilities.

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

•

Power Generation: We are targeting operators of gas, coal, nuclear, hydro and solar power generating facilities. Our products are currently used at facilities owned and operated by NextEra Energy Resources, Southern Company and Duke Energy, among others.

•	District Energy: Our products are used in medium- to high – temperature steam distribution networks in universities and municipalities within the United States and Asia.

Building Materials and Other Markets

Traditionally, we have relied on the efforts of a small network of partners, OEMs and fabrication houses to serve the building materials, transportation, apparel and appliance markets. These partners, OEMs and fabricators are manufacturers of components and systems for buildings, refrigerated and hot appliances, cold storage equipment, automobiles, aircraft, trains and electronic sectors and manufacturers of outdoor gear and apparel. In addition, we have partnered with BASF to develop and commercialize innovative products optimized to meet the needs of the building materials market. The end-users of our products in these markets include a wide range of institutions, businesses, individuals, municipalities and government agencies.

Manufacturing

We manufacture our products using our proprietary technology at our facility located in East Providence, Rhode Island. We have operated the East Providence facility since 2008 and have significantly increased manufacturing capacity and productivity during the period. Our manufacturing process is proven, scalable and can meet increasing demand.

Our manufacturing group is led by a seasoned team with management experience at global industrial and specialty chemical companies. Our manufacturing workforce is skilled and, to date, we have experienced employee turnover consistent with our industry.

We have well-defined operating processes and maintenance, environmental, health and safety programs to support our operations. We employ statistical processes and quality controls in our manufacturing systems. We measure and monitor thermal conductivity, hydrophobicity and other key properties of our aerogel blankets in our manufacturing operations. We are ISO 9001:2015 certified.

We successfully commenced operation of our third production line at the East Providence facility in 2015, which increased our annual nameplate capacity to 50 million square feet of aerogel blankets. We have initiated a series of projects, which we refer to as EP20, designed to increase the nameplate capacity of the East Providence facility by an additional 10 million square feet of aerogel blankets by the end of 2020. During 2018, we completed EP20 projects at a cost of $3 million that increased our nameplate capacity to 55 million square feet. We estimate the cost to complete the remaining EP20 projects will be up to $12 million. The EP20 projects are designed to improve manufacturing productivity and capital efficiency through a phased deployment of enhanced chemical and process technologies.

We directly control all stages in the manufacture of our aerogel blankets. Our direct ownership of manufacturing operations allows us to maintain control of proprietary process technologies and to control product quality. Our production of aerogel blankets utilizes a continuous process and consists of the following key steps:

•	Sol Preparation. Mixing of silica precursors in ethanol, a catalyst and additives in set formulas to deliver the target properties of the resultant aerogel.
•	Casting. Combination of the sol and fiber batting and initial formation of the gel structure.
•	Aging. Bathing of the gel blankets in fluids to impart desired physical and thermal properties.
•	Extraction. Supercritical extraction of the ethanol liquid from the gel blanket to produce a dried aerogel blanket.
•	Heat Treatment. Drying to remove trace ethanol, salts and water from the aerogel blankets.
•	Finishing. Coating to enhance quality and product handling.
•	Quality Control. Utilizing statistical process and quality controls to measure thermal conductivity, hydrophobicity and other key properties of our aerogel blankets.

Our material costs were 47%, 45% and 41% of product revenue for the years ended December 31, 2018, 2017 and 2016, respectively.

The materials used in the production of our products consist primarily of a several silica precursors, fiber batting, and other additives. The markets for these materials are generally competitive and multiple sources of supply exist for all of our raw materials. However, during 2018, we experienced a significant increase in the price of certain silica precursors due to a supply imbalance in the silanes market. We are actively working to reformulate our products to reduce our reliance on materials that are susceptible to significant price fluctuations.

We purchase silica precursors from several suppliers. Based on the current level of demand for our products, we believe that an adequate long-term supply of silica precursors is available. However, if demand for our products increases rapidly, we will need to work with suppliers to ensure that the long-term supply of silica precursors will be available at competitive prices. Suppliers of silica precursors include industrial companies that produce the materials directly or that produce them as a byproduct of other industrial processes. We are working with a number of suppliers to plan for our potential future needs and to develop our processes to reduce the long-term cost impact of these materials. See “Risk Factors — Risks Related to Our Business and Strategy — Shortages of the raw materials used in the production of our products, increases in the cost of such materials or disruptions in our supply chain could adversely impact our financial condition and results of operations.”

We are seeking to lower our manufacturing costs and to improve the per square foot costs of our aerogel blankets by optimizing our formulations to reduce material costs, by enhancing manufacturing process controls to improve yields, by realizing price reductions from existing vendors, by qualifying new vendors and by reducing shipping costs. In addition, we believe additional opportunities to realize production efficiencies and to reduce per unit overhead costs will arise with growth in the scale of our manufacturing operations. Our objective is both to reduce costs to enhance our competitive advantage and to ensure we deliver high quality finished products to our customers.

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

Our research and development expenditures were $6.3 million, $6.2 million and $5.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. In addition, we spent $1.0 million, $0.9 million and $1.3 million for the years ended December 31, 2018, 2017 and 2016, respectively, on research and development activities sponsored by federal and other government agencies.

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

We have received $55.9 million in funding under government contracts from inception through December 31, 2018. Our contract research revenue was $2.2 million, $2.0 million and $2.2 million for the fiscal years ended December 31, 2018, 2017 and 2016, respectively.

Intellectual Property

Our success depends in part upon our ability to obtain, maintain and enforce intellectual property rights that cover our aerogel technology platform, including, product forms, applications and/or manufacturing technologies and the technology or know-how that enables these product forms, applications, technologies and specifications, to avoid and defend against claims that we infringe the intellectual property rights of others, and to prevent the unauthorized use of our intellectual property. Since aerogels were developed more than 80 years ago, there has been a wide range of research, development and publication on aerogels and related technologies, which make it difficult to establish intellectual property rights to many key elements of aerogel technology and to obtain meaningful patent protection. Where appropriate, we seek to protect our rights by filing patent applications in United States and other key foreign jurisdictions related to products, processes, technology and improvements that we consider patentable and important to our business and, in particular, our aerogel technology, product forms and their applications in promising markets and our manufacturing technologies. We also rely on trade secrets, trademarks, licensing agreements, confidentiality and nondisclosure agreements and continuing technological innovation to safeguard our intellectual property rights and develop and maintain our competitive edge.

As of December 31, 2018, we owned 40 issued U.S. patents, 23 pending U.S. patent applications (including five issued U.S. patents and three pending U.S. patent application that we co-own with third parties), 79 issued foreign patents and 78 pending foreign patent applications (including 18 issued foreign patents and 20 pending foreign patent applications that we co-own with third parties). The patents that we own are generally effective for 20 years from the filing date of the earliest application to which each U.S. patent claims priority. The scope of each of our foreign patents varies in accordance with local law. Our early product patents start to expire in December 2021.

In May, 2016, we filed a complaint for patent infringement against Nano Tech Co., Ltd., or Nano, and Guangdong Alison Hi-Tech., Ltd., or Alison, and together with Nano, the Respondents, in the United States International Trade Commission, or the ITC. The ITC complaint alleged that these two China-based companies have engaged and are engaging in unfair trade practices by importing aerogel products in the United States that infringe, and/or are manufactured by processes that infringe, several of our patents in violation of Section 337 of the Tariff Act of 1930. In the ITC complaint, we sought exclusion orders from the ITC that direct the United States Customs and Border Protection to stop the importation of these infringing products. In June 2016, the ITC instituted an investigation based on our complaint. In September 2017, the Administrative Law Judge (“ALJ”) presiding over the ITC investigation issued an Initial Determination finding that Alison and Nano have infringed our patents relating to aerogel insulation and/or methods of manufacturing aerogel insulation. As part of the Initial Determination, the ALJ found that Alison and Nano infringed all of the patent claims asserted against each of them across the three asserted patents, and that Alison and Nano failed to prove the asserted claims were invalid. The ALJ also recommended a limited exclusion order as a remedy to prevent the importation of infringing aerogel products into the United States. In February 2018, the ITC issued its final determination confirming the ALJ’s infringement and validity determinations except with respect to one dependent product claim where the ITC found the claim not infringed. The ITC also revised some of the ALJ’s claim constructions. However, the ITC affirmed that Alison and Nano have each violated Section 337 of the Tariff Act and issued a limited exclusion order prohibiting importation of infringing aerogel insulation products manufactured by Alison and Nano. The exclusion order, enforced by United States Customs and Border Protection, is currently in effect. Alison has sought an appeal of ITC’s finding that a product composition patent asserted by us against Alison is valid and infringed. As neither respondents appealed the ITC findings of validity or infringement with respect to asserted process patents, the exclusion order remains valid and enforced irrespective of the outcome of the current appeal. In addition to Respondents’ contention at the ITC that the asserted patents were invalid, Alison also filed petitions with United States Patent and Trademark Office, or USPTO, requesting Inter-Partes Review to cancel certain claims in three of Aspen’s manufacturing process patents and one product patent. A three member panel of Administrative Patent Judges at the USPTO denied all of Alison’s petitions to institute Inter-Partes Review challenging the validity of these Aspen patents. Alison has also filed similar requests with the Chinese Patent Office, or SIPO, seeking to invalidate two of our Chinese manufacturing process patents and two of our Chinese product patents. After the conclusion of the oral proceedings and before any decision issued by the SIPO, Alison withdrew all of its requests for invalidation of our Chinese patents.

In May 2018, Alison filed another request seeking to invalidate one of our manufacturing process patents at SIPO. After conducting an oral proceeding in September 2018, the Patent Reexamination Board of SIPO, or PRB, issued a decision in October 2018 holding Aspen’s issued patent as amended to be valid. The decision by the PRB is subject to an appeal to the Beijing IP court. In 2018, a reseller of Nano’s products in Taiwan challenged the validity of one of our patents in Taiwan. After reviewing our response submissions, the Taiwan patent office determined that our patent as granted is valid and dismissed the challenge. In late 2018, LG Chem Ltd has challenged the validity of one of our process patents in Korea. The ensuing proceedings are ongoing. We expect to face additional such challenges in the coming years as the interest for our products grows around the world.

In April 2016, we filed a patent infringement suit at the District Court in Mannheim, Germany against the Respondents and two European resellers asserting their infringement of one of our German patents. We subsequently asserted infringement of another three patents against Nano and a European reseller of Alison’s products at the Mannheim court. We subsequently settled with one of the European resellers in exchange for a commitment not to procure infringing products and cooperation with our case. In January 2018, the court issued a series of judgments by acknowledgement (German, “Anerkenntnisurteil”) finding the second reseller, Hiltex Techniche Weefsels b.v., or Hiltex, liable for infringement and issued injunctions against Hiltex. The judgments resulted from a settlement agreement whereby Hiltex agreed not to resell infringing products in Europe where at least one of the asserted patents is active. Nano and Alison also initiated a nullity actions in German Federal Patent Court against our asserted German patents. The German Federal Patent Court conducted an oral proceeding with respect to one patent in September 2018 and determined that the patent is valid as originally issued and dismissed the challenge to its validity. Alison and Nano likewise filed an opposition to one of the asserted patents at the European Patent Office, or EPO, in which EPO revoked the patent on formality grounds. Such determination is subject to an appeal to the EPO Board of appeals. Our infringement litigation against Alison and Nano remains ongoing with respect to the earlier asserted patent while the Mannheim court stayed the proceedings involving subsequently asserted patents pending resolution of the nullity actions.

Due to their nature, it is difficult to predict the outcome or the costs involved in any litigation. Furthermore, the Respondents may have significant resources and interest to litigate and therefore, these litigation matters could be protracted and may ultimately involve significant legal expenses. We have incurred approximately $8.1 million of expenses related to this litigation through December 31, 2018. In addition to the foregoing, we have been and may be from time to time party to other legal proceedings that arise in the ordinary course of business and to other patent enforcement actions to assert our patent rights.

We believe that having distinctive names is an important factor in marketing our products, and therefore we use trademarks to brand some of our products, including Pyrogel, Cryogel and Spaceloft. As of December 31, 2018, we had five trademark registrations in the United States, one trademark registration with the World Intellectual Property Organization, and 49 trademark registrations in foreign jurisdictions, including the European Union, Japan, China, Canada, South Korea and Brazil. Although we have a foreign trademark registration program for selected marks, our approach may not be comprehensive and we may not be able to register or use such marks in each foreign country in which we seek registration.

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

On June 18, 2014, we completed our initial public offering, or IPO, of 7,500,000 shares of our common stock at a public offering price of $11.00 per share. As of March 7, 2019, we had 24,246,807 shares of our common stock outstanding.

We are required to file annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended, or the Exchange Act, with the Securities and Exchange Commission, or the SEC. SEC filings are available at the SEC’s website at https://www.sec.gov.

We maintain a public website at https://www.aerogel.com and use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Our website includes an Investors section through which we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers, as well as any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The members of our Board of Directors and the designated chairs of the committees of the Board of Directors are reflected on the signature page of this annual report on Form 10-K. We also make available on our website the charters for our Board of Directors’ Audit Committee, Compensation and Leadership Development Committee and Nominating and Corporate Governance Committee, as well as our Code of Business Conduct and Ethics, our Corporate Governance Guidelines and other related materials. The information on our website is not part of this annual report.

Our Investor Relations Department can be contacted at Aspen Aerogels, Inc., 30 Forbes Road, Building B, Northborough, MA 01532, Attention: Investor Relations; telephone: 508-691-1111; e-mail: ir@aerogel.com.

Employees

As of December 31, 2018, we had 295 full-time employees and one part-time employee, with 34 in research and development, 187 in manufacturing operations and supply chain, 48 in sales and marketing and 26 in general and administrative functions. Of our employees, 283 are located in the United States and twelve are located abroad. We consider our current relationship with our employees to be of good standing. None of our employees are represented by labor unions or have collective bargaining agreements.

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

We have a history of losses, and we may not ever achieve full year profitability. We experienced net losses of $34.4 million, $19.3 million and $12.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, our accumulated deficit was $471.6 million. We expect to continue to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Our expenses include research and development, sales and marketing, and general and administrative costs. Furthermore, these expenses are not the only factors that may contribute to our net losses. For example, interest expense on any future financing arrangements that we incur could contribute to our net losses. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving profitability, or sustaining profitability if we do achieve it. In addition, our ability to achieve profitability is subject to a number of risks and uncertainties discussed below, many of which are beyond our control. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

We have yet to achieve positive total cash flow, and our ability to generate positive cash flow is uncertain.

To develop and expand our business, we have made significant up-front investments in our manufacturing capacity and incurred research and development, sales and marketing and general and administrative expenses. In addition, our growth has required a significant investment in working capital. We experienced negative cash flows from operating activities of $8.7 million, $4.6 million and $0.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. The negative cumulative cash flows from operating activities during the three year period were exacerbated by cash flows used in investing activities to maintain, enhance and expand our manufacturing operations during the same time period. As a result, we experienced negative total cash flows during the three year period.

We expect our total cash flow will be positive on an annual basis during 2019. However, we expect to experience significant variability in the levels of working capital required to support our operating activities from time to time throughout the year. As a result, we project that our existing cash balance alone will periodically be insufficient to fund these working capital requirements during the year. During these periods, we will be dependent on our line of credit with Silicon Valley Bank, or SVB, under which we have the ability to borrow up to $20.0 million, to fund the balance of the required investment in working capital. The credit agreement requires us to comply with both non-financial and financial covenants, including minimum Adjusted EBITDA and minimum Adjusted Quick Ratio covenants, as defined in the credit agreement. In May 2018, August 2018, November 2018 and December 2018, we obtained waivers from SVB related to our compliance with these financial covenants. These waivers were subject to certain conditions, including, in the case of the November 2018 waiver, the Company’s issuance of $3.25 million in equity or receipt of $5.0 million in customer advanced payments on or before January 31, 2019. Although we met these conditions, including in connection with the November 2018 waiver upon receipt on January 30, 2019 of a $5.0 million advanced payment from BASF, there can be no assurance that we will continue to comply with such covenants or that SVB will waive such potential or actual non-compliances, if requested or waive them with reasonable and achievable conditions. As a result, we could end up in default under the agreement or otherwise be unable to continue to borrow under our line of credit, subject to acceleration of the payment of any balance and further subject to the remedies typically available to a lender. See “Our revolving credit facility contains financial and operating restrictions that may limit our access to credit. In addition, our revolving credit facility expires on April 28, 2020 and we may not be able to renew, extend or replace the expiring facility. If we fail to comply with covenants in our revolving credit facility or if facility is terminated, we may be required to repay our indebtedness thereunder, which may have an adverse effect on our liquidity.”

In addition, we may not achieve sufficient revenue growth to generate positive cash flow in 2019 or beyond. As a result, we may need to raise additional capital from investors to achieve our expected growth. Any inability to generate positive future cash flow, to borrow funds or to raise additional capital on reasonable terms, if at all, may harm our short-term financial condition or threaten our long-term viability.

Our working capital requirements involve estimates based on demand and production expectations and may decrease or increase beyond those currently anticipated, which could materially harm our results of operations and financial condition.

In order to fulfill the product delivery requirements of our direct and end-use customers, we plan for working capital needs in advance of customer orders. As a result, we base our funding and inventory decisions on estimates of future demand. If demand for our products does not increase as quickly as we have estimated or drops off sharply, our inventory and expenses could rise, and our business and results of operations could suffer. Alternatively, if we experience sales in excess of our estimates, our working capital needs may be higher than those currently anticipated. Our ability to meet this excess customer demand depends on our ability to arrange for additional financing for any ongoing working capital shortages, since it is likely that cash flow from sales will lag behind these investment requirements. In the past, we have principally relied on our line of credit with SVB to supplement these financing needs. The revolving credit agreement requires us to comply with both non-financial and financial covenants. During 2018, we failed on three occasions to comply with a single liquidity related financial covenant, but we were able to obtain waivers on all three occasions from SVB with respect to our compliance with this covenant. In the future, there can be no assurance that we will continue to comply with such covenants and that SVB will waive such non-compliances, if requested. As a result, we could end up in default under the agreement or otherwise be unable to continue to borrow under our line of credit. Any failure to borrow under our line credit when needed could adversely affect our ability to invest in the working capital required to maintain and grow our business.

Our revolving credit facility contains financial and operating restrictions that may limit our access to credit. In addition, our revolving credit facility expires on April 28, 2020 and we may not be able to renew, extend or replace the expiring facility. If we fail to comply with covenants in our revolving credit facility or if facility is terminated, we may be required to repay our indebtedness thereunder, which may have an adverse effect on our liquidity.

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

The growth of our business will depend on substantial amounts of additional capital for expansion of existing production lines or construction of new production lines or facilities, for ongoing operating expenses, for continued development of our aerogel technology platform, or for introduction of new product lines. Our capital requirements will depend on many factors, including the rate of our revenue growth, our introduction of new products, our enhancements to existing products, and our expansion of sales and marketing and product development activities. In particular, our plans to expand capacity in our existing facility in East Providence,

Rhode Island are dependent on our ability to raise debt and potentially issue equity. There is no assurance that we will be able obtain any such type of financing on terms acceptable to us or at all.

In addition, we may consider strategic acquisitions of complementary businesses or technologies to grow our business, which would require significant capital and could increase our capital requirements related to future operation of the acquired business or technology.

We may not be able to obtain loans or raise additional capital on acceptable terms or at all. Our revolving credit facility with SVB contains restrictions on our ability to incur additional indebtedness, which, if not waived, could prevent us from obtaining needed capital. In addition, our revolving credit facility is scheduled to mature on April 28, 2020. Any future credit facilities or debt instruments would likely contain similar or additional restrictions. We may not be able to obtain bank credit arrangements or effect an equity or debt financing on terms acceptable to us or at all in order to fund our future capacity expansion plans. Any failure to obtain additional financing when needed could adversely affect our ability to maintain and grow our business.

Shortages of the raw materials used in the production of our products, increases in the cost of such materials or disruptions in our supply chain could have a material adverse impact on our financial condition and results of operations.

The raw materials used in the production of our products consist primarily of fiber battings, silica precursors and other additives. In addition, the production process requires the use of process gases and other materials typical to the chemical processing industry, as well as access to electricity, natural gas, water and other basic utilities. Although we are not dependent on a single supplier, we are dependent on the ability of our third-party suppliers to supply such materials on a timely and consistent basis. While these materials and utilities are available from numerous sources, they may be, and have been in the past, subject to fluctuations in availability and price. For example, during the year ended December 31, 2018, we had experienced a significant increase in the costs of silica precursor materials, which constitute over 50% of our raw material costs.

Our third-party suppliers may not dedicate sufficient resources to meet our scheduled delivery requirements or our suppliers may not have sufficient resources to satisfy our requirements during any period of sustained or growing demand. Failure of suppliers to supply, delays in supplying or disruptions in the supply chain for our raw materials, or adverse allocations in the supply of certain high demand raw materials could materially adversely affect the results of our operations. Supply disruptions may affect our ability to meet our delivery schedules on a timely basis and materially negatively impact our results of operations. For example, in September 2015, pursuant to a force majeure notification, our primary carbon dioxide gas supplier temporarily curtailed supply of carbon dioxide to us due to a feedstock issue impacting the northeastern United States. During this period, the supply disruption required that we intermittently idle a portion of our manufacturing equipment thereby reducing our production volume and adversely impacting our results of operation.

Most of our raw materials are procured through individual purchase orders or short-term contracts and not through long-term contracts that ensure a fixed price or guaranteed supply for an extended period of time. This procurement strategy may not support sustained long-term supply chain stability. Fluctuations in the prices of these raw materials could have a material adverse effect on our results of operations. Our suppliers also seek more-value added uses for our raw materials. Such competitive uses for our raw materials creates material price and availability risks to our business. In addition, our ability to pass increases in raw material prices on to our customers is limited due to competitive pricing pressure and the time lag between the increase in costs and the implementation of related price increases.

In particular, we purchase a variety of silica precursors from several suppliers, mostly pursuant to individual purchase orders or short-term contracts and not pursuant to long-term contracts. We do not have a secure, long-term supply of silica precursors. We may not be able to establish arrangements for secure, long-term silica precursor supplies at prices consistent with our current costs or may incur a delay in supply while we seek alternative sources. For example, we experienced a significant increase in the price of certain silica precursors during 2018 due to a supply imbalance in the silanes market. While we are seeking to reformulate our products to reduce our reliance on materials that are susceptible to significant price fluctuations, our efforts may not be successful. Any inability to continue to purchase silica precursors without long-term agreements in place, or to otherwise establish a long-term supply of silica precursors at prices consistent with our current cost estimates, would have a material adverse effect on our ability to increase our sales and achieve profitability.

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

If our manufacturing facility or any equipment therein were to be damaged or cease operations, it may reduce revenue, cause us to lose customers and otherwise adversely affect our business. The insurance policies we maintain to cover losses caused by fire or natural disaster, including business interruption insurance, may not adequately compensate us for any such losses and will not address a loss of customers that we expect would result. If our existing manufacturing facility was damaged or destroyed, we would be unable to operate our business for an extended period of time and our business and results of operations may be materially adversely affected, potentially even threatening our viability.

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

Regulation of greenhouse gas emissions could reduce demand for hydrocarbon products and lead to a sustained downturn in the energy industry, which could decrease demand for our products and have a material adverse effect on our business, financial condition and results of operation.

Due to concerns about the risks of climate change, a number of countries are adopting or considering adopting regulations to reduce greenhouse gas emissions. Greenhouse gas regulations could have the impact of increasing energy costs, reducing the demand for hydrocarbons, decreasing profitability and return on investment in the energy industry, and leading to a sustained downturn in the energy industry. Demand for a significant portion of our products depends on the aggregate level of capital expenditure in the energy industry, which depends, in part, on the expected return on such investments. A sustained period of diminished returns or expected returns on capital deployed in the energy industry as a result of greenhouse gas regulations or otherwise, may delay capital projects, decrease demand for our products and cause downward pressure on the prices we charge for our products, which, in turn, could have a material adverse effect on our business, financial condition, results of operations and the market price of our common stock.

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

These customers’ expenditures historically have been cyclical in nature and vulnerable to economic downturns. In particular, profitability in the energy industry is highly sensitive to supply and demand cycles and commodity prices, which historically have been volatile; and our customers in this industry historically have tended to delay large capital projects, including expensive maintenance and upgrades, during industry downturns. Delays in customer projects may cause fluctuations in the timing or the amount of revenue earned and our results of operations in a particular period. Prolonged periods of little or no economic growth could decrease demand for oil and gas which, in turn, could result in lower demand for our products and a negative impact on our results of operations and cash flows. In addition, this historically cyclical demand and potential customer project delays may lead to significant shifts in our results of operations from quarter to quarter, which limits our ability to make accurate long-term predictions about our future performance. We estimate that sales to end-use customers in the energy industry accounted for approximately 94% of our 2018 revenues and we expect that they will continue to account for a significant portion of our future revenues.

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

The insulation market we serve is highly competitive. If we are unable to compete successfully, we may not be able to increase or maintain our market share and revenues.

We face strong competition primarily from established manufacturers of traditional insulation materials. Large producers of traditional insulation materials, such as Johns Mansville, Saint-Gobain, Knauf Gips, Owens Corning and Rockwool, dominate the insulation market. In addition, we face increasing competition from other companies seeking to develop high-performance insulation materials, including aerogel insulation. For example, Cabot Corporation manufactures, markets and sells a different form of aerogel insulation that is competitive with our products, particularly in the offshore oil and gas sector for use in pipe-in-pipe applications. In addition, we are aware of competitors including Armacell International S.A., Guangdong Alison Hi-Tech Co, Ltd and Nano Tech Co, Ltd, which manufacture and market aerogel insulation products in blanket form. Many of our competitors are substantially larger and better capitalized than we are and possess greater financial resources. Our competitors could focus their substantial financial resources to develop new or additional competing products or develop products that are more attractive to potential customers than the products that we offer. We expect to face an increasing amount of competition in the aerogel insulation market over the next several years as existing competitors and new entrants seek to develop and market their own aerogel products.

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

In the building materials market, we have entered into an amended and restated supply agreement and an amended and restated side agreement (together, the supply agreement) with BASF Polyeurathanes GmbH, or BASF, and a joint development agreement with BASF SE. Pursuant to the supply agreement, we sell exclusively to BASF certain products at annual volumes to be specified by BASF, at its full discretion, subject to certain volume limits. BASF has no obligation to purchase any products under the supply agreement. The joint development agreement is designed to facilitate the collaboration between the parties on the development and commercialization of new products, which may not result in meaningful revenue contribution to our business.

In addition to the customary terms associated with supply agreements, BASF, in its sole discretion, may make prepayments to us in the aggregate amount of up to $22.0 million during the term of the supply agreement. During 2018, BASF made prepayments to us of $5.0 million. We secured our obligation to repay the prepayment with a first priority security interest in real estate, machinery and equipment located at our existing manufacturing facility in East Providence, Rhode Island. Additionally, we granted our subsidiaries non-exclusive licenses to our intellectual property as necessary to operate this machinery and equipment.

After January 1, 2019, we will credit 25.3% of any amounts that we invoice for Spaceloft A2 product sold to BASF against the outstanding balance of the 2018 prepayment. If any of the 2018 prepayment remains uncredited as of December 31, 2021, BASF may request that we repay the uncredited amount to BASF.

On January 15, 2019, we entered into an addendum to the supply agreement. The addendum provided for the inclusion of a newly developed product to be supplied to BASF under the supply agreement and for a second prepayment of $5.0 million subsequently remitted by BASF to us on January 30, 2019.

After January 1, 2020, we will credit up to 50% of any amounts that we invoice for the newly developed product sold to BASF against the outstanding balance of the 2019 prepayment. If any of the 2019 prepayment remains uncredited as of December 31, 2022, BASF may request that we either (i) credit 24.7% of any amounts we invoice for Spaceloft A2 product against the remaining balance of the 2019 prepayment, or (ii) repay the uncredited balance to BASF. The amounts and terms of additional prepayment installments, if any, are subject to further negotiation between us and BASF.

Although BASF has placed orders for products under the supply agreement, there can be no assurance that BASF will ever be a significant customer for our products. Furthermore, there can be no assurance that we or BASF will be able to perform under the supply agreement or the joint development agreement or to achieve our or its respective goals with respect to the supply agreement, the joint development agreement or the broader collaboration between us and BASF. In addition, our grant of a security interest to BASF may make it more difficult for us to pledge our assets to secure other obligations, including to potential lenders, and as a result may impede our ability to incur additional indebtedness in the future.

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

For a significant portion of our revenues, we rely on sales to distributors who then sell our products to end-users in our target markets. Our success depends, in part, on our maintaining satisfactory relationships with these distributors. Our distributors require us to meet expectations of delivery, quality and pricing of our products, at both the distribution channel level and at the level of the end-user of our products. If we fail to meet expected standards, our revenues would decline and this could materially adversely affect our business, results of operations and financial condition. In addition, we have been unable at times to produce sufficient amounts of our products to meet demand from our customers and we may not be able to avoid capacity constraints in the future if demand exceeds our expectations or we fail to expand the capacity of our existing East Providence, Rhode Island manufacturing facility. If we are unable to deliver our products within such short timeframes, we may be at risk of losing direct or end-use customers. Accordingly, shortfalls in sales could materially adversely affect our business and results of operations.

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

We distribute our products through a network of distributors, contractors and OEMs, some of which may not be well-capitalized and may be of a lower credit quality. This direct customer network subjects us to the risk of non-payment for our products. In addition, we operate in a number of countries characterized by intermittent governmental, market and financial crises. During 2018, we established a reserve for uncollectible accounts receivable from a Brazilian contractor for $2.8 million related to a single project and wrote off another $0.1 million in accounts receivable due to non-payment of amounts due by a European OEM. In addition, during periods of economic downturn in the global economy, our exposure to credit risks from our direct customers may increase, and our efforts to monitor and mitigate the associated risks may not be effective. In the event of additional non-payments by one or more of our direct customers, our business, financial condition and results of operations could be materially adversely affected.

If we fail to achieve the increase in production capacity that our long-term growth requires in a timely manner, or at all, our growth may be hindered and our business or results of operations may be materially adversely affected.

If, for any reason, including our inability to obtain financing, our planned expansion of capacity in our existing East Providence, Rhode Island facility should fail to be completed in a timely manner, or at all, or any of the production lines in our existing or future manufacturing facilities do not operate according to our expectations, sales and or profitability may be impeded, our growth may be hindered and our business or results of operations may be materially adversely affected.

Many factors could delay, impede or prevent the expansion of our existing manufacturing facility, or construction and operation of future, potential manufacturing facilities, or cause us to reduce the scale or scope of the expansion projects, including:

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

Many factors could prevent our existing and future, potential manufacturing facilities from producing at expected, projected or targeted nameplate capacities or could cause us to reduce the scale or scope of future capacity expansions or facilities, including:

•	design and engineering failures;
•	inability to retain, manage and train a skilled workforce;
•	the challenges of operating technically advanced or higher volume equipment than currently employed at our existing facility in East Providence, Rhode Island;
•	improper operation of the manufacturing equipment;
•	decreases in our manufacturing yields due to the inefficient use of the materials needed to make our products in our manufacturing process;
•	the availability of raw materials at reasonable costs to support the levels of production that we anticipate at these facilities;

•	strikes or labor disputes; and
•	damage to the manufacturing equipment due to design and engineering flaws, construction difficulties or operator error.

Any such capacity expansion will place a significant strain on our senior management team and our financial and other resources. The costs associated with and the resources necessary for our capacity expansion plans could exceed our expectations and result in a materially adverse impact on our business, results of operations, financial condition and cash flows.

If we are unable to complete the projects as contemplated, the costs incurred in connection with such projects may not be recoverable. For example, during 2013, we redesigned and reduced the planned scale of the third production line in our East Providence, Rhode Island facility. We recorded an associated $3.4 million impairment charge during 2013 related to the write-off of construction in progress assets. In addition, during 2018, we determined that our engineering plans, designs and drawings for a second manufacturing facility in Statesboro, Georgia will not be used due principally to our decision to significantly delay construction of the facility. Accordingly, we recorded an impairment charge of $7.4 million on pre-construction and related costs for the Statesboro facility.

A redesign of, change in scale of, or failure to initiate and complete the construction of potential manufacturing facilities and other similar impairments of our assets in the future could result in a materially adverse impact on our business, results of operations, and financial condition.

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

A substantial portion of our sales are to shipment destinations outside the United States, including Korea, Great Britain, Taiwan, Hong Kong, India, Canada, Singapore, Norway, Germany, and Australia. Total revenue generated from outside of the United States, based on our shipment destination, amounted to $62.6 million or 60% of total revenue, $60.2 million or 54% of total revenue and $82.0 million or 70% of total revenue, for the years ended December 31, 2018, 2017 and 2016, respectively. As a result, we are subject to a number of risks, including, but not limited to:

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
•

the difficulties and increased expense in complying with multiple and potentially conflicting domestic and foreign laws, regulations, product approvals and trade standards, including the U.S. Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery laws in non-U.S. jurisdictions, as well as the rules and regulations of the U.S. Department of Treasury’s Office of Foreign Assets Control, or OFAC, and similar sanctions laws;

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

Because of our significant international operations, we could be materially adversely affected by violations of the U.S. FCPA and similar anti-corruption, anti-bribery and anti-kickback laws.

We operate on a global basis, with 61% of our product sales in 2018 being made to destinations outside the United States, including Canada, Mexico, Europe, Asia, South America and the Middle East. Our business operations and sales in countries outside the United States are subject to anti-corruption, anti-bribery and anti-kickback laws and regulations, including restrictions imposed by the FCPA, as well as the United Kingdom Bribery Act of 2010, or UK Bribery Act. The FCPA, UK Bribery Act, and similar anti-corruption, anti-bribery and anti-kickback laws in other jurisdictions generally prohibit companies, their intermediaries and their agents from making improper payments to government officials or any other persons for the purpose of obtaining or retaining business. We operate and sell our products in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-corruption, anti-bribery and anti-kickback laws may conflict with local customs and practices. We train our employees concerning anti-corruption, anti-bribery and anti-kickback laws and have policies in place that prohibit employees from making improper payments. We continue to implement internal controls and procedures designed to ensure that we comply with anti-corruption, anti-bribery and anti-kickback laws, rules and regulations and mitigate and protect against corruption risks. We cannot provide assurance that our internal controls and procedures will protect us from reckless, criminal or other acts committed by our employees or third-parties with whom we work. If we are found to be liable for violations of the FCPA or similar anti-corruption, anti-bribery and anti-kickback laws in international jurisdictions, either due to our own acts or out of inadvertence, or due to the acts or inadvertence of others, we could suffer criminal or civil fines or penalties or other repercussions, including reputational harm, which could have a material adverse effect on our business, results of operations and financial condition.

A failure to comply with export control or economic sanctions laws and regulations could have a material adverse impact on our business, results of operations or financial condition. We may be unable to ensure that our distributors comply with applicable sanctions and export control laws.

We operate on a global basis, with 61% of our product sales in 2018 being made to destinations outside the United States, including Canada, Mexico, Europe, Asia, South America and the Middle East. We face several risks inherent in conducting business internationally, including compliance with applicable economic sanctions laws and regulations, such as laws and regulations administered by OFAC, the United States Department of State and the United States Department of Commerce. We must also comply with all applicable export control laws and regulations of the United States and other countries. Violations of these laws or regulations could result in significant additional sanctions including criminal or civil fines or penalties, more onerous compliance requirements, more extensive debarments from export privileges or loss of authorizations needed to conduct aspects of our international business.

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

A substantial majority of our revenue is generated from sales to a limited number of direct customers, including distributors, contractors, OEMs, partners and end-use customers. For the years ended December 31, 2018, 2017 and 2016, total revenue from our top ten direct customers represented 63%, 69% and 67% of our revenues, respectively. Distribution International, Inc. represented 20% of our total revenue in 2018, Distribution International, Inc. and TechnipFMC represented 15% and 12% of our total revenue in 2017, respectively; and Reliance Industries Limited and Distribution International, Inc. represented 25% and 12% of our total revenue in 2016, respectively. Although the composition of our significant distributors, contractors, OEMs, partners and end-use customers will vary from period to period, we expect that most of our revenues will continue, for the foreseeable future, to come from sales to a relatively small number of direct customers. In addition, we understand from our direct customers that a substantial majority of their sales of our products are to a small number of end-use customers.

Our direct customer concentration also creates accounts receivable concentrations and related risks. As of December 31, 2018, Distribution International, Inc. accounted for 18% of our accounts receivable.

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

A direct customer may take actions that affect us for reasons that we cannot anticipate or control, such as reasons related to an end-use customer’s financial condition, contractual arrangements with end-use customers, changes in business strategy or operations, the introduction of alternative competing products, or as the result of the perceived quality or cost-effectiveness of our products. Our agreements with these direct customers may be cancelled if we fail to meet certain product specifications or materially breach the agreement or for other reasons outside of our control. In addition, our direct customers may seek to renegotiate the terms of current agreements or renewals. The loss of, or a reduction in sales or anticipated sales to, one or more of our significant direct customers or end-use customers or several of our smaller direct customers or end-use customers could have a material adverse effect on our business, financial condition and results of operations.

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

We are also aware of certain companies, including Armacell International S.A., Guangdong Alison Hi-Tech Co, Ltd and Nano Tech Co, Ltd, that have developed or are developing products using aerogel technology similar to our technology and these or other companies have introduced or could introduce aerogel products that compete directly with our products and could in the future outperform them in one or more performance attributes, could be offered to our customers as a cheaper alternative to our products or may result in pricing pressure on us. As a result of this increasing current competition and potential future competition, our products may not compete effectively in our target markets.

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

Our processes also require the use of other regulated substances in raw material delivery and manufacturing, including among others, ethanol. Applicable laws and regulations require us to obtain and maintain permits and approvals and implement health and safety programs and procedures to control risks associated with our operations. Compliance with those laws and regulations can require us to incur substantial costs. Moreover, if our compliance programs are not successful, we could be subject to penalties or to revocation of our permits, which may require us to curtail or cease operations of the affected facilities. In particular, the construction of future, potential facilities will require us to obtain and maintain new permits from various regulatory authorities and if the issuance of such permits is delayed or denied, it would slow or potentially prevent the expansion of our manufacturing capacity. Violations of laws, regulations and permit requirements may also result in criminal sanctions, injunctions and the denial or revocation of our various permits.

While we use hazardous substances, including titanium dioxide and carbon black, in forms and at levels that are subject to current rules and regulations, such rules and regulations may become more stringent such that we are required to modify our manufacturing process and such that our customers’ use of our products may be impacted. Regulatory changes contemplated in several countries, particularly in Europe, may substantially increase these risks. Changes in the products or manufacturing processes may require the customers to perform an extensive re-qualification process, which our customers may not want to undertake for various reasons, resulting in the customer switching to competing products. In addition, changes in our production or manufacturing process may result in uses above currently permitted levels. Such uses or changes in rules or regulations could materially adversely affect our business, financial condition and results of operations.

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

Among the changes to environmental laws and regulations that could occur is the adoption of regulatory frameworks to reduce greenhouse gas emissions, which a number of countries, particularly in the European Union, have adopted, or are considering adopting, including the 2015 Paris Agreement on climate change. These include adoption of cap and trade regimes, carbon taxes, restrictive permitting, increased efficiency standards, and incentives or mandates for renewable energy, any of which could increase the costs of manufacturing our products and increase our compliance costs, and/or reduce demand for our products from our customers in the energy industry, all of which could materially adversely affect our business and results of operations.

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

Our contracts with U.S. government agencies are subject to the availability of appropriated funds. The U.S. government funds our contract research work through a variety of funding programs that rely on monies appropriated by Congress. At any point, the availability of funding could change, thus reducing the opportunities for new or continued revenues to us from government contract work. Revenue from contracts with U.S. government agencies constituted 2% of our total revenue in each of 2018, 2017 and 2016, respectively. We expect that our revenue under such contracts will decline due to the recent trend toward tightening of federal spending guidelines and programs.

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

The loss of the services of any of key employees might impede our operations or the achievement of our strategic and financial objectives. The loss or interruption of the service of any of these individuals or our inability to attract or retain other qualified personnel or advisors could have a material adverse effect on our business, financial condition and results of operations and could significantly reduce our ability to manage our operations and implement our strategy.

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

Where we consider it appropriate, our strategy is to seek patent protection in the United States and other countries on technologies used in or relating to our aerogel product forms, applications and manufacturing technologies. As of December 31, 2018, we had 40 issued U.S. patents and 79 issued foreign patents, including five U.S. patents and 18 foreign patents that we co-own with third parties. The issuance of a patent is not conclusive as to its scope, validity or enforceability. Thus, any patent held by us or to be issued to us from a pending patent application, could be challenged, invalidated or held unenforceable in litigation or proceedings before the U.S. Patent and Trademark Office, or USPTO, and/or other patent tribunals. Third parties could develop technologies that circumvent the patent protection we have secured. No consistent policy regarding the breadth of patent claims has emerged to date in the United States and the landscape could become more uncertain in view of future rule changes by the USPTO, the introduction of patent reform legislation and decisions in patent law cases by the federal courts including the United States Supreme Court.

The patent landscape outside the United States is even less predictable. As a result, the validity and enforceability of patents cannot be predicted with certainty. For example, we are aware of competitors that manufacture and market aerogel insulation products in China, where it may be difficult for us to enforce our intellectual property rights against these or other competitors. In May 2016, we filed a complaint for patent infringement against Nano Tech Co., Ltd. (Nano) and Guangdong Alison Hi-Tech., Ltd., (Alison) which we refer to collectively as the Respondents, in the United States International Trade Commission, or ITC. In addition to Respondents’ contention at the ITC that the patents we asserted there are invalid, Alison also filed petitions with United States Patent and Trademark Office requesting Inter-Partes Review to cancel certain claims in three of our manufacturing process patents and a product patent. A three-member panel of Administrative Patent Judges at the USPTO denied all of Alison’s petitions to institute Inter-Partes Review challenging the validity of Aspen patents. Alison also filed similar requests with the Chinese Patent Office (SIPO) seeking to invalidate two of our Chinese manufacturing process patents and two of our Chinese product patents. After the conclusion of the oral proceedings and before any decision issued by the SIPO, Alison withdrew all of its requests for invalidation of our Chinese patents. In September 2017, the Administrative Law Judge (ALJ) presiding over the ITC investigation issued an Initial Determination finding that Alison and Nano infringed our patents relating to aerogel insulation and/or methods of manufacturing aerogel insulation. As part of the Initial Determination, the ALJ found that Alison and Nano infringed all of the patent claims asserted against each of them across the three asserted patents, and that Alison and Nano failed to prove that the asserted claims were invalid. The ALJ also recommended a limited exclusion order as a remedy to prevent the importation of infringing aerogel products manufactured by Respondents into the United States. In February 2018, the ITC issued its final determination confirming the ALJ’s infringement and validity determinations except with respect to one dependent product claim where the ITC found that the claim was not infringed. The ITC also revised some of the ALJ’s claim constructions. In addition, the ITC issued a limited exclusion order prohibiting importation of infringing aerogel insulation products manufactured by Alison and Nano. Alison has appealed the final determination related to the validity and Alison’s infringement of our asserted product patent to the U.S. Court of Appeals for the Federal Circuit. The appeal is currently ongoing.

We also filed a patent infringement suit in April 2016 at the District Court in Mannheim, Germany against the Respondents and two European distributors. During 2016, we settled with one European distributor in exchange for a commitment not to procure infringing products and cooperation with our case. In January 2018, the court issued a series of judgments by acknowledgement (German, Anerkenntnisurteil) finding the second reseller, Hiltex Techniche Weefsels b.v. (Hiltex), liable for infringement and also issued injunctions against Hiltex. The judgments resulted from a settlement agreement in which Hiltex agreed not to resell infringing products in Europe where at least one of the asserted patents are active. Nano initiated nullity actions in German Federal Patent Court against three of our manufacturing process patents in Germany. Alison likewise filed an opposition to one of the asserted patents at the European Patent Office (“EPO”) and also initiated nullity action against two other patents. Nano also filed an opposition against the same patent at the EPO. In December 2018, EPO determined to revoke the opposed patent on formality grounds. Such determination is subject to an appeal to the EPO Board of appeals. The German Federal Patent Court has determined that one of the patents challenged by Nano is valid as issued. The enforcement and validity litigations against the defendants, Alison and Nano, are ongoing. Additionally, a reseller of Nano’s products in Taiwan challenged the validity of one of our patents in Taiwan. After careful review of our response, Taiwanese patent office has determined the patent as valid and dismissed the challenge in December 2018. LG Chem Ltd has sought to challenge one of our patents in Korea. The resulting patent invalidation trial is ongoing. See “Risk Factors —We have initiated intellectual property litigation that will be costly, and could limit or invalidate our intellectual property rights, divert time and efforts away from business operations, require us to pay damages and/or costs and expenses and/or otherwise have an adverse material impact on our business, and we could become subject to additional intellectual property litigation in the future” below.

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

As of December 31, 2018, we had 23 pending U.S. patent applications and 78 pending foreign patent applications, including three pending U.S. patent application and 20 foreign pending patent applications that we co-own with other third parties. Our pending patent applications are directed to various enabling technologies for the product forms, applications and manufacturing technologies that support our current business, as well as aspects of products under development or contemplated for the future. The issuance of patents from these applications involves complex legal and factual questions and, thus, we cannot provide assurance that any of our pending patent applications will result in the issuance of patents to us. The USPTO, relevant foreign patent offices and other relevant patent tribunals may deny or require significant narrowing of claims in our pending patent applications. Patents issued as a result of any of our pending patent applications may not cover our enabling technology and/or the products or processes that support our current or future business or afford us with significant commercial protection against others with similar technology. Proceedings before the USPTO could result in adverse decisions as to the priority of our inventions and the narrowing or invalidation of claims in issued patents. In addition, our pending patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus foreign patent applications may not be granted even if counterpart United States patents are issued.

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

In May 2016, we filed a complaint for patent infringement against Nano Tech Co., Ltd. and Guangdong Alison Hi-Tech., Ltd., which we refer to collectively as the Respondents, in the United States International Trade Commission. The ITC complaint alleged that these two China-based companies have engaged and are engaging in unfair trade practices by importing and selling aerogel products in the United States that infringe, and/or are manufactured by processes that infringe, several of our patents. In the ITC complaint, we sought exclusion orders from the ITC that direct the United States Customs and Border Protection to stop the importation of infringing products. In June 2016, the ITC instituted an investigation based on our complaint. In September 2017, the Administrative Law Judge (ALJ) presiding over the ITC investigation issued an Initial Determination finding that Alison and Nano infringed three of our patents relating to aerogel insulation and/or methods of manufacturing aerogel insulation. As part of the Initial Determination, the ALJ found that Alison and Nano infringed all the patent claims asserted against each of them and that Alison and Nano failed to prove that the asserted claims were invalid. The ALJ also recommended a limited exclusion order as a remedy to prevent the importation of infringing aerogel products into the United States. In February 2018, the ITC issued its final determination confirming the ALJ’s infringement and validity determinations except with respect to one dependent product claim where the ITC found that the claim was not infringed. The ITC also revised some of the ALJ’s claim construction. In addition, the ITC issued a limited exclusion order prohibiting importation of infringing aerogel insulation products manufactured by Alison and Nano. Alison has appealed the final determination related to the validity and Alison’s infringement of our asserted product patent to the U.S. Court of Appeals for the Federal Circuit. The appeal is currently ongoing.

In addition to Respondents’ contention at the ITC that the patents we asserted there are invalid, Alison also filed petitions with USPTO requesting Inter-Partes Review to cancel certain claims in three of Aspen’s manufacturing process patents and one product patent. A three-member panel of Administrative Patent Judges at the USPTO denied all of Alison’s petitions to institute Inter-Partes Review challenging the validity of these Aspen patents. Alison also filed similar requests with the Chinese Patent Office (“SIPO”) seeking to invalidate two of our Chinese manufacturing process patents and two of our Chinese product patents. After the conclusion of the oral proceedings and before any decision issued by the SIPO, Alison withdrew all of its requests for invalidation of our Chinese patents in 2017. Subsequently in 2018, Alison again challenged one of the same patents. SIPO determined the patent, as amended as valid. SIPO’s determination is subject to an appeal to the Beijing IP Court.

We also filed a patent infringement suit in April 2016 at the District Court in Mannheim, Germany against the Respondents and two European distributors. During 2016, we settled with one of the European distributors in exchange for a commitment not to procure infringing products and cooperation with our case. In January 2018, the court issued a series of judgments by acknowledgement (German, Anerkenntnisurteil) finding the second reseller, Hiltex Techniche Weefsels b.v. (Hiltex), liable for infringement and also issued injunctions against Hiltex. The judgments resulted from a settlement agreement in which Hiltex agreed not to resell infringing products in Europe where at least one of the asserted patents are active. The litigation against Nano and Alison remains ongoing. Nano has initiated nullity actions in German Federal Court against three of our manufacturing process patents in Germany. Alison likewise filed an opposition to one of the asserted patents at the European Patent Office (EPO) and also initiated nullity action against two other patents. Nano also filed an opposition against the same patent at the EPO. In December 2018, EPO determined to revoke the opposed patent on formality grounds. Such determination is subject to an appeal to the EPO Board of appeals. The German Federal Patent Court has determined that one of the patents challenged by Nano is valid as issued. Additionally, a reseller of Nano’s products in Taiwan challenged the validity of one of our patents in Taiwan. After careful review of our response, Taiwanese patent office has determined the patent as valid and dismissed the challenge in December 2018. LG Chem Ltd has sought to challenge one of our patents in Korea. The resulting patent invalidation trial is ongoing. As many third parties have already sought to invalidate our patents in various jurisdictions, we expect defendants to bring similar actions in additional jurisdictions or against additional patents and that we will incur additional costs to defend such actions. Due to their nature, it is difficult to predict the outcome or the costs involved in any litigation or administrative proceeding. Furthermore, the defendants may have significant resources and interest to litigate and, therefore, this litigation could be protracted and may ultimately involve significant legal expenses.

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

We require all employees and consultants to execute confidentiality and/or nondisclosure agreements upon the commencement of an employment or consulting arrangement with us, which agreements generally require that all confidential and proprietary information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. These agreements further generally provide that inventions conceived by the individual in the course of rendering services to us will be our exclusive property. Nevertheless, these agreements may not be honored and our confidential and proprietary information may be disclosed, or these agreements may be unenforceable or difficult to enforce. We also require customers and vendors to execute confidentiality and/or nondisclosure agreements. However, we have not obtained such agreements from all of our customers and vendors. Moreover, some of our customers may be subject to laws and regulations that require them to disclose information that we would otherwise seek to keep confidential. Our confidential and proprietary information may be otherwise disclosed without our authorization or knowledge. Moreover, third parties could reverse engineer our manufacturing processes, independently develop substantially equivalent confidential and proprietary information or otherwise gain access to our trade secrets. Additionally, cyber security threats, especially originating from countries such as China, Russia, Iran and North Korea as broadly reported in the media, pose a significant risk to maintaining control of our trade secrets. Failure to maintain trade secret protection could enable others to produce competing products and adversely affect our competitive business position.

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

Risks Related to Our Data Privacy and Other Personal Information

We may be subject to, or may in the future become subject to, U.S. federal and state, and foreign laws and regulations imposing obligations on how we collect, use, disclose, store and process personal information. Our actual or perceived failure to comply with such obligations could result in liability or reputational harm and could harm our business. Ensuring compliance with such laws could also impair our efforts to maintain and expand our customer base, and thereby decrease our revenue.

We are subject to laws and regulations governing data privacy and other personal information. These laws and regulations govern our processing of personal data, including the collection, access, use, analysis, modification, storage, transfer, security breach notification, destruction and disposal of personal data. We must comply with laws and regulations associated with the international transfer of personal data based on the location in which the personal data originates and the location in which it is processed. Although there are legal mechanisms to facilitate the transfer of personal data from the European Economic Area, or EEA, and Switzerland to the United States, the decision of the European Court of Justice that invalidated the safe harbor framework has increased uncertainty around compliance with EU privacy law requirements. As a result of the decision, it was no longer possible to rely on safe harbor certification as a legal basis for the transfer of personal data from the European Union to entities in the United States. In February 2016, the European Commission announced an agreement with the Department of Commerce, or DOC, to replace the invalidated safe harbor framework with a new EU-U.S. “Privacy Shield.” On July 12, 2016, the European Commission adopted a decision on the adequacy of the protection provided by the Privacy Shield. The Privacy Shield is intended to address the requirements set out by the European Court of Justice in its recent ruling by imposing more stringent obligations on companies, providing stronger monitoring and enforcement by the DOC and Federal Trade Commission and making commitments on the part of public authorities regarding access to information.

The privacy and security of personally identifiable information stored, maintained, received or transmitted, including electronically, subject to significant regulation in the United States and abroad. While we strive to comply with all applicable privacy and security laws and regulations, legal standards for privacy continue to evolve and any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, or could cause reputational harm, which could have a material adverse effect on our business.

U.S.-based companies may certify compliance with the privacy principles of the Privacy Shield. Certification to the Privacy Shield, however, is not mandatory. If a U.S.-based company does not certify compliance with the Privacy Shield, it may rely on other authorized mechanisms to transfer personal data.

The privacy and data security landscape is still in flux. In October 2016, an action for annulment of the European Commission decision on the adequacy of Privacy Shield was brought before the European Court of Justice by three French digital rights advocacy groups, La Quadrature du Net, French Data Network and the Fédération FDN. This case, Case T-738/16, is currently pending before the European Court of Justice. Should the European Court of Justice invalidate the Privacy Shield, it will no longer be possible to transfer data from the European Union to entities in the United States under a Privacy Shield certification, in which case other legal mechanisms would need to be put in place.

The legislative and regulatory landscape for privacy and data security continues to evolve, and there has been an increasing focus on privacy and data security issues which may affect our business. Failure to comply with current and future laws and regulations could result in government enforcement actions (including the imposition of significant penalties), criminal and civil liability for us and our officers and directors, private litigation and/or adverse publicity that negatively affects our business.

If we or our vendors fail to comply with applicable data privacy laws, or if the legal mechanisms we or our vendors rely upon to allow for the transfer of personal data from the EEA or Switzerland to the United States (or other countries not considered by the European Commission to provide an adequate level of data protection) are not considered adequate, we could be subject to government enforcement actions and significant penalties against us, and our business could be adversely impacted if our ability to transfer personal data outside of the EEA or Switzerland is restricted, which could adversely impact our operating results. The EU General Data Protection Regulation, which was effective as of May 25, 2018, introduced new data protection requirements in the European Union relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the documentation we must retain, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The EU General Data Protection Regulation has increased our responsibility and potential liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the EU General Data Protection Regulation. However, our ongoing efforts related to compliance with the EU General Data Protection Regulation may not be successful and could increase our cost of doing business. In addition, data protection authorities of the different EU member states may interpret the EU General Data Protection Regulation differently, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the European Union.

In the United States, California recently adopted the California Consumer Privacy Act of 2018, or CCPA, which will come into effect beginning in January 2020. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions of the EU General Data Protection Regulation. The CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches.

Risks Related to Our Common Stock

We have incurred and will continue to incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies in the United States, which may adversely affect our results of operations.

We are subject to the reporting requirements of the Exchange Act that require us to file, among other things, quarterly reports on Form 10-Q and annual reports on Form 10-K. Under Section 302 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as a part of each of these reports, our chief executive officer and chief financial officer are required to evaluate and report their conclusions regarding the effectiveness of our disclosure controls and procedures and to certify that they have done so. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Under Section 404 of the Sarbanes-Oxley Act, we have included a report of management on our internal control over financial reporting in our Form 10-K for our fiscal year ended December 31, 2018. In addition, upon the first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or JOBS Act, the independent registered public accounting firm auditing our financial statements will be required to attest to and report on the effectiveness of our internal control over financial reporting. The process of improving and documenting our internal controls and complying with Section 404 is expensive and time consuming, and requires significant attention of management.

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

Pursuant to Section 404a of the Sarbanes-Oxley Act, we have furnished a report by management on the effectiveness of our internal control over financial reporting for the fiscal year ended December 31, 2018 and will continue to do so in each year thereafter. This assessment will be required to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company,” as defined in the JOBS Act.

We continue to assess our system of internal controls over financial reporting and successfully completed documentation necessary to perform the annual evaluation required to comply with Section 404. In future periods, we may discover, and not be able to remediate timely, significant deficiencies or material weaknesses. During the evaluation and testing process in 2018, we did not identify any material weaknesses in our internal controls over financial reporting. In future periods, if we were to identify one or more material weaknesses in our internal control, we may be unable to assert that our internal controls are effective. If we are unable to assert that our internal controls over financial reporting are effective, we could lose investor confidence in the accuracy and completeness of our financial reports or it could cause us to fail to meet our reporting obligations, which could have a material adverse effect on the price of our common stock. In addition, any failure to comply with Section 404 could subject us to a variety of administrative sanctions, including SEC action, ineligibility for short form resale registration, the suspension or delisting of our common stock from The New York Stock Exchange, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business.

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

Since our initial listing on The New York Stock Exchange on June 13, 2014, the trading market in our common stock has been limited and substantially less liquid than the average trading market for companies listed on The New York Stock Exchange. The listing of our common stock on The New York Stock Exchange does not assure that a meaningful, consistent and liquid trading market currently exists or will exist in the future. We cannot predict whether a more active market for our common stock will develop in the future. An absence of an active trading market could adversely affect our stockholders’ ability to sell our common stock at current market prices in short time periods, or possibly at all. An inactive market may also impair our ability to raise capital by selling our common stock and may impair our ability to acquire other companies, products or technologies by using our common stock as consideration. Additionally, analyst coverage of our common stock may be limited and such lack of coverage may have a depressive effect on the market price for our common stock. As of December 31, 2018, approximately 34.7% of our outstanding shares of common stock were held by our executive officers, directors, principal stockholders and their respective affiliates, which may adversely affect the liquidity of the trading market for our common stock, in as much as federal securities laws restrict sales of our shares by these stockholders. If our affiliates continue to hold their shares of common stock, there will be a more limited trading volume in our common stock, which may make it more difficult for investors to sell their shares or increase the volatility of our stock price.

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

As of December 31, 2018, our executive officers, directors and principal stockholders and their affiliates collectively controlled approximately 34.7% of our outstanding shares of common stock. As a result, these stockholders, if they act together, may be able to control the management and affairs of our company and certain matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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
•

our pursuit of high-value opportunities for our aerogel products within different segments of the global insulation market, including the building materials market, and our plans to leverage our aerogel technology platform to develop innovative, aerogel enhanced products for applications in new markets;

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

•	our belief that an adequate long-term supply of silica-precursor is available and our plans to reduce reliance on precursors susceptible to significant price fluctuations;
•	our expectation in our ability to implement of lower cost product formulations and realize material purchasing efficiencies;
•	our belief that our portfolio of patents, trade secrets and know-how presents a significant barrier to potential new entrants in the production of aerogel blanket insulation;
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

•	our plans to expand capacity at our East Providence, Rhode Island manufacturing facility;
•	our expectation that expanded capacity in our East Providence, Rhode Island facility will become available or operational in a timely manner to support the long-term growth in demand we expect;
•	our current estimate that the cost of the remainder of the project to expand capacity in our East Providence, Rhode Island facility will be up to $12.0 million;
•

our expectation that the completion of the project to expand capacity in our East Providence, Rhode Island facility will provide an additional annual nameplate capacity of 10 million square feet of aerogel blankets;

•

our belief that we can finance the expansion of our existing manufacturing facility with anticipated available credit, cash flows from operations, debt financings, technology licensing agreements, customer prepayments or equity financings;

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

•	our joint development agreement with BASF, and the potential for it to support the development and commercialization of new aerogel products and technologies;
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

•

our belief in revenue growth in our core petrochemical and refinery markets, the impact of our recent price increases, an anticipated increase in project-based demand, particularly in the subsea and LNG markets, and increasing penetration of new markets, including the building materials market;

•

our expectations and projections about future revenues, revenue growth, costs, expenses, production volumes, manufacturing productivity, gross profit, profitability, net loss, loss per share and Adjusted EBITDA, sources and uses of cash, liquidity, cash flow, capital requirements and the sufficiency of our existing cash balance and available credit;

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

•

our expectations that the operating expenses as a percentage of revenue will decrease in the longer term, our research and development expenses will continue to increase both in absolute dollars and as a percentage of revenue; our sales and marketing expenses will increase in absolute dollars but decrease as a percentage of revenue in both 2019 and in the longer term, and our general and administrative expenses will increase in absolute dollars but continue to decline as a percentage of revenue;

•	our expectation to continue to increase investment in research and development in our efforts to enhance and expand our aerogel technology platform;
•	our expectations about the impact of new accounting pronouncements on our consolidated financial statements and related disclosures;
•	our belief that our experienced and dedicated leadership team will provide us with a competitive advantage in the industry;
•	our belief of our technological and market leadership in aerogels;
•	the expected future development of new aerogel technologies; and
•	our expectations about limitations of net operating losses.

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

Our corporate headquarters are located in Northborough, Massachusetts, where we occupy approximately 51,650 square feet under a lease expiring on December 31, 2026. We also own an approximately 143,000 square foot manufacturing facility in East Providence, Rhode Island. In addition, we lease a 10,500 square foot facility, a 24,000 square foot facility and a 128,000 square foot facility in East Providence, Rhode Island, which leases expire on March 31, 2021, March 31, 2021 and March 31, 2024, respectively.

Item 3.	LEGAL PROCEEDINGS

Patent Enforcement Actions

In May 2016, we filed a complaint for patent infringement against Nano Tech Co., Ltd., or Nano, and Guangdong Alison Hi Tech., Ltd., or Alison, and together with Nano, the Respondents, in the International Trade Commission, or ITC. The ITC complaint alleged that these two China-based companies engaged in unfair trade practices by importing aerogel products in the United States that infringed, and/or are manufactured by processes that infringe, several of our patents in violation of Section 337 of the Tariff Act. In the ITC complaint, we sought exclusion orders from the ITC that direct the United States Customs and Border Protection to stop the importation of these infringing products. In June 2016, the ITC instituted an investigation based on our complaint. In September 2017, the Administrative Law Judge, or ALJ, presiding over the ITC investigation issued an Initial Determination finding that Alison and Nano infringed our patents relating to aerogel insulation and/or the methods of manufacturing aerogel insulation. As part of the Initial Determination, the ALJ found that Alison and Nano infringed all the patent claims asserted against each of them across the three asserted patents and that Alison and Nano failed to prove that the asserted claims were invalid. The ALJ also recommended a limited exclusion order as a remedy to prevent the importation of infringing aerogel products into the United States. In February 2018, the ITC issued its final determination confirming the ALJ’s infringement and validity determinations except with respect to one dependent product claim where the ITC found the claim not infringed. The ITC also revised some of the ALJ’s claim constructions. However, the ITC affirmed that Alison and Nano each violated Section 337 of the Tariff Act and issued a limited exclusion order prohibiting importation of infringing aerogel insulation products manufactured by Alison and Nano. The exclusion order, which is enforced by the United States Customs and Border Protection, is currently in effect. In June 2018, Alison has filed a notice of appeal seeking a review of the ITC determination and order by the United States Court of Appeals for the Federal Circuit (CAFC). In its opening brief filed in September 2018, Alison has sought an appeal of ITC’s finding that a product composition patent asserted by us against Alison is valid and infringed. As neither respondents appealed the ITC findings of validity or infringement with respect to asserted process patents, the exclusion order remains valid and enforced irrespective of the outcome of the appeal. In addition to Respondents’ contention at the ITC that the asserted patents were invalid, Alison also filed petitions with the United States Patent and Trademark Office, or USPTO, requesting Inter-Partes Review to cancel certain claims in three of our manufacturing process patents and one product patent. A three-member panel of Administrative Patent Judges at the USPTO denied all of Alison’s petitions to institute Inter-Partes Review challenging the validity of these Aspen patents. Alison also filed similar requests with the Chinese Patent Office, or SIPO, seeking to invalidate two of our Chinese manufacturing process patents and two of our Chinese product patents. After the conclusion of the oral proceedings and before any decision issued by the SIPO, Alison withdrew all of its requests for invalidation of our Chinese patents. In May 2018, Alison filed another request seeking invalidation of one of our manufacturing process patents at SIPO, the same patent that it previously sought to invalidate and subsequently withdrew the request in 2017. After conducting an oral proceeding on September 6, 2018, the Patent Reexamination Board of SIPO, or PRB, issued a decision on October 26, 2018 holding Aspen’s issued patent as amended as valid. The decision by the PRB is subject to an appeal to the Beijing IP court.

In April 2016, we also filed a patent infringement suit at the District Court in Mannheim, Germany against the Respondents and two European resellers asserting their infringement of one of our German patents. We subsequently asserted infringement of another three patents against Nano and a European reseller of Alison’s products at the Mannheim court. We have since settled with one European reseller in exchange for a commitment not to procure infringing products and cooperation with our case. In January 2018, the court issued a series of judgments by acknowledgement (German, “Anerkenntnisurteil”) finding the second reseller, Hiltex, liable for infringement and also issued injunctions against Hiltex. The judgments resulted from a settlement agreement in which Hiltex agreed not to resell the infringing products in Europe where at least one of the asserted patents are active. Nano and Alison also initiated a nullity actions in German Federal Patent Court against our asserted German patents. On the first patent (EP1638750) challenged at the Federal Patent Court, on September 25, 2018 the Court conducted an oral proceeding and determined that the patent is valid as originally issued and dismissed the challenge to its validity. They likewise filed an opposition to one of the asserted patents at the European Patent Office, or EPO. In December 2018, EPO determined the patent was invalid on formality grounds and decided to revoke it. Such determination is subject to an appeal to the EPO Board of appeals. The infringement litigation against Alison and Nano remains ongoing with respect to the earlier asserted patent while the Mannheim court stayed the proceedings involving subsequently asserted patents pending resolution of the nullity actions. Additionally, a reseller of Nano’s products in Taiwan challenged the validity of one of our patents in Taiwan. After careful review of our response, Taiwanese patent office has determined the patent as valid and dismissed the challenge in December 2018. LG Chem Ltd. has sought to challenge one of our patents in Korea. The resulting patent invalidation trial is ongoing.

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

Brazilian Enforcement Action

In August 2018, we filed an enforcement suit against Qualiman Engenharia E Montagens LTDA, or Qualiman, one of our South American customers, in civil court in Sao Paulo, SP Brazil seeking payment of past due invoices totaling approximately $2.9 million. In October 2018, the Brazilian court ruled in our favor with respect to Qualiman’s obligation to pay us immediately. As part of the remedy, the Court ordered Qualiman’s customer, Petroleo Brasilero S.A. to redirect part of its payments to Qualiman to a court-administered bank account and other appropriate actions. Subsequently, we learned that Qualiman has laid off a substantial portion of its installers and threatened to walk away from Petrobras contract. In connection with such layoffs, a Brazilian labor court is addressing reparations to laid-off workers. In the minutes of such labor court proceedings, we learned that Petrobras and Qualiman are seeking to renegotiate the contract between them in connection with this project. On February 26, 2019, an appeals court dismissed Qualiman’s appeal of the decision of the Sao Paulo civil court on the merits. The recovery of money owed is ongoing and the court decision is subject to further appeal and the liquidity of Qualiman.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

Our common stock is trading on The New York Stock Exchange, or NYSE, under the symbol “ASPN.” As of January 31, 2019, there were 84 stockholders of record of our common stock.

Dividends

We have not paid dividends to our stockholders since our inception and we do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance the development and expansion of our business.

Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities. Not applicable.

(b) Use of Proceeds from Initial Public Offering of Common Stock. Not applicable.

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers. We did not repurchase any of our equity securities during the year ended December 31, 2018.

Item 6.SELECTED FINANCIAL DATA

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

We derived the consolidated statement of operations data for the years ended December 31, 2018, 2017 and 2016, and the consolidated balance sheet data as of December 31, 2018 and 2017, from our audited consolidated financial statements and the related notes thereto included elsewhere in this Annual Report, which financial statements have been audited by KPMG LLP, independent registered public accounting firm. We derived the consolidated statement of operations data for the fiscal years ended December 31, 2015 and 2014, and the consolidated balance sheet data as of December 31, 2016, 2015 and 2014, from our audited consolidated financial statements and the related notes thereto that are not included in this Annual Report, which financial statements have been audited by KPMG LLP, independent registered public accounting firm.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	($ in thousands, except share and per share data)
Consolidated statements of operations data:
Revenue:
Product	$102,123	$109,590	$115,490	$120,532	$99,259
Research services	2,238	2,041	2,248	1,986	3,140
Total revenue	104,361	111,631	117,738	122,518	102,399
Cost of revenue:
Product	90,660	92,052	93,123	96,865	83,677
Research services	1,032	908	1,304	1,005	1,642
Gross profit	12,669	18,671	23,311	24,648	17,080
Operating expenses:
Research and development	6,319	6,180	5,306	5,253	5,980
Sales and marketing	13,794	12,604	11,810	10,562	10,290
General and administrative	19,116	19,023	17,415	15,068	16,853
Impairment of construction in progress	7,356	—	—	—	—
Total operating expenses	46,585	37,807	34,531	30,883	33,123
Loss from operations	(33,916)	(19,136)	(11,220)	(6,235)	(16,043)
Other expense, net:
Interest expense, net	(524)	(185)	(147)	(182)	(50,281)
Postponed financing costs	—	—	(656)	—	—
Total other expense, net	(524)	(185)	(803)	(182)	(50,281)
Net loss	(34,440)	(19,321)	(12,023)	(6,417)	(66,324)
Per share data:
Net loss per share:
Basic and diluted	$(1.45)	$(0.83)	$(0.52)	$(0.28)	$(5.37)
Weighted-average common shares outstanding:
Basic and diluted	23,738,852	23,390,235	23,139,807	22,986,931	12,349,456

	As of December 31,
	2018	2017	2016	2015	2014
Consolidated balance sheet data:
Cash and cash equivalents	$3,327	$10,694	$18,086	$32,804	$49,719
Working capital (1)	14,185	26,093	32,056	44,238	53,168
Total assets	99,023	123,815	134,669	140,074	145,043
Total debt	4,181	3,750	39	107	165
Total stockholders’ equity (deficit)	70,254	100,943	115,564	122,474	123,716

(1)	Working capital means current assets minus current liabilities.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our salespeople work directly with end-use customers and engineering firms to promote the qualification, specification and acceptance of our products. We also rely on an existing and well-established channel of qualified insulation distributors and contractors in more than 50 countries around the world to ensure rapid delivery of our products and strong end-user support. Our salespeople also work to educate insulation contractors about the technical and operating cost advantages of our aerogel blankets.

We also perform research services under contracts with various agencies of the U.S. government, including the Department of Defense and the Department of Energy, and other institutions. Research performed under contract with government agencies and other institutions enables us to develop and leverage technologies into broader commercial applications.

We manufacture our products using our proprietary technology at our facility in East Providence, Rhode Island. We have operated the East Providence facility since 2008 and have increased our annual nameplate capacity through 2017 to 50 million square feet of aerogel blankets. During 2018, we initiated a series of projects designed to increase this nameplate capacity to 60 million square feet of aerogel blankets by the end of 2020. As of December 31, 2018, we had increased our annual capacity to 55 million square feet of aerogel blankets as a result of this initiative.

We had previously completed the design and engineering for a second manufacturing facility to be located in Statesboro, Georgia supported by a package of incentives, including free land, from state and local governmental authorities. During 2016, we elected to delay construction of the facility due to our assessment of future demand. In December 2018, the local governmental authorities notified us that they will exercise their right to terminate the incentive package in February 2019 and to make the identified site available to other parties. In addition, we determined that due to our cumulative manufacturing process advancements since 2016 and expected additional improvements in the near future, we will not use the existing design and engineering to construct a second facility in any location. Accordingly, we determined that the design and engineering costs are not recoverable and recorded an impairment charge of $7.4 million on construction in progress assets during 2018.

We have entered into a strategic partnership with BASF to develop and commercialize products for the building materials and other markets. The strategic partnership includes a supply agreement governing the exclusive sale of specified products to BASF and a joint development agreement targeting innovative products and technologies. BASF has no obligation to purchase any products under the supply agreement. Pursuant to the supply agreement, BASF may, in its sole discretion, make prepayments to us in the aggregate amount of up to $22.0 million during the term of the agreement. The prepayments may be repaid by us to BASF at any time in whole or in part for any reason.

BASF made prepayments to us of $5.0 million during 2018. After January 1, 2019, 25.3% of any amounts that we invoice for Spaceloft A2 sold to BASF will be credited against the outstanding balance of these 2018 prepayments. If any of these 2018 prepayments remain uncredited at December 31, 2021, BASF may request that we repay the uncredited amount to BASF. BASF made a subsequent prepayment to us in January 2019. After January 1, 2020, 50% of any amounts that we invoice for a newly developed product sold to BASF will credited against the outstanding balance of this 2019 prepayment. After December 31, 2022, BASF may elect to have us credit 24.7% of any amounts we invoice for Spaceloft A2 sold to BASF against the outstanding balance of the 2019 prepayment or request that we repay the uncredited amount to BASF.

On March 4, 2019, our revolving credit facility with Silicon Valley Bank was amended to extend the maturity date of the facility to April 28, 2020. Under our revolving credit facility, we are permitted to borrow a maximum of $20.0 million, subject to continued covenant compliance and borrowing base requirements. At our election, the interest rate applicable to borrowings under the revolving credit facility may be based on the prime rate or LIBOR. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 2.00% per annum, while LIBOR-based rates vary from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum. In addition, we are required to pay a monthly unused revolving line facility fee of 0.5% per annum of the average unused portion of the revolving credit facility. The credit facility has also been amended to (i) revise the definition of “Borrowing Base” to remove the eligible inventory component of the Borrowing Base, (ii) remove the Adjusted Quick Ratio financial covenant set forth in the loan agreement and (iii) establish certain minimum Adjusted EBITDA levels with respect to the minimum Adjusted EBITDA financial covenant for the extended term. We intend to extend or replace the facility prior to its maturity.

Our revenue for the year ended December 31, 2018 was $104.4 million, which represented a decrease of 7% from the year ended December 31, 2017. Net loss for the year ended December 31, 2018 was $34.4 million and net loss per share was $1.45.

Key Metrics and Non-GAAP Financial Measures

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Square Foot Operating Metric

We price our product and measure our product shipments in square feet. We estimate our annual nameplate capacity was 55 million square feet of aerogel blankets at December 31, 2018. We believe the square foot operating metric allows us and our investors to measure our manufacturing capacity and product shipments on a uniform and consistent basis. The following chart sets forth product shipments associated with recognized revenue in square feet for the periods presented:

	Year Ended December 31,
	2018	2017	2016
	(Square feet in thousands)
Product shipments in square feet	34,435	37,519	44,286

Adjusted EBITDA

We use Adjusted EBITDA, a non-GAAP financial measure, as a means to assess our operating performance. We define Adjusted EBITDA as net income (loss) before interest expense, taxes, depreciation, amortization, stock-based compensation expense and other items, from time to time, which we do not believe are indicative of our core operating performance, which in the current year includes an impairment of construction in progress. Adjusted EBITDA is a supplemental measure of our performance that is not presented in accordance with U.S. GAAP. Adjusted EBITDA should not be considered as an alternative to net income (loss) or any other measure of financial performance calculated and presented in accordance with U.S. GAAP. In addition, our definition and presentation of Adjusted EBITDA may not be comparable to similarly titled measures presented by other companies.

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

The following table presents a reconciliation of net loss, the most directly comparable GAAP measure, to Adjusted EBITDA for the years presented:

	Year Ended December 31,
	2018	2017	2016
	($ in thousands)
Net loss	$(34,440)	$(19,321)	$(12,023)
Depreciation and amortization	10,787	10,753	9,853
Impairment of construction in progress	7,356	—	—
Stock-based compensation (1)	4,302	5,091	5,313
Interest expense, net	524	185	147
Postponed financing costs	—	—	656
Adjusted EBITDA	$(11,471)	$(3,292)	$3,946

(1)	Represents non-cash stock-based compensation related to vesting and modifications of stock option grants, vesting of restricted stock units and vesting and modification of restricted common stock.

The following table presents a reconciliation of net loss, the most directly comparable GAAP measure, to Adjusted EBITDA for the quarters presented:

	Three months ended				Three months ended
	2018				2017
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Net loss	$(6,842)	$(6,958)	$(6,532)	$(14,108)	$(9,078)	$(5,472)	$(3,088)	$(1,683)
Depreciation and amortization	3,171	2,515	2,573	2,528	2,676	2,630	2,726	2,721
Impairment of construction in progress	—	—	—	7,356	—	—	—	—
Stock-based compensation (1)	1,136	1,150	1,128	888	1,244	1,374	1,364	1,109
Interest expense, net	92	103	163	166	26	39	58	62
Adjusted EBITDA	$(2,443)	$(3,190)	$(2,668)	$(3,170)	$(5,132)	$(1,429)	$1,060	$2,209

(1)	Represents non-cash stock-based compensation related to vesting and modifications of stock option grants, vesting of restricted stock units and vesting and modification of restricted common stock.

Our financial performance, including such measures as net income (loss), earnings per share and Adjusted EBITDA, are affected by a number of factors including volume and mix of aerogel products sold, average selling prices, our material and manufacturing costs, the costs associated with capacity expansions and start-up of additional production capacity, and the amount and timing of operating expenses, including patent enforcement costs. As we build out our manufacturing capacity, we expect increased manufacturing expenses will periodically have a negative impact on net income (loss), earnings per share and Adjusted EBITDA, but will set the framework for improved performance in the longer term. Accordingly, we expect that our net income (loss), earnings per share and Adjusted EBITDA will vary from period to period, in particular when we expand our manufacturing capacity in new facilities.

As a result of the conclusion of a multiyear petrochemical project with Reliance Industries Limited and a decline in the volume of subsea projects, which together comprised 19% of our product revenue during 2017, we experienced a decrease in revenue during 2018. In addition, we increased our investment in new initiatives and personnel during 2018 to restore long-term growth in existing markets and to develop new business opportunities. We also experienced a significant increase in the cost of silica precursor materials, recorded an impairment charge of $7.4 million on pre-construction costs associated with a previously planned second manufacturing facility, and established a reserve for uncollectible accounts receivable for $2.8 million from a Brazilian contractor related to a single project. As a result of the decrease in revenue, the increase in material costs and the impact of the identified operating expenses, we experienced a significant increase in net loss and net loss per share and decrease in Adjusted EBITDA during 2018.

During 2019, we are projecting growth in total revenue principally due to expected volume growth in our core petrochemical and refinery markets, an anticipated increase in project-based demand, particularly in the subsea and LNG markets, and increasing penetration of new markets, including the building materials market. We have also implemented a price increase for 2019 designed to support revenue growth and to offset the increase in raw material costs. As a result of these factors, we are projecting total revenue growth versus 2018 in excess of 20%, a decrease in net loss and a return to positive Adjusted EBITDA for the year.

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

	Year Ended December 31,
	2018	2017	2016
	($ in thousands)
Revenue:
Product	$102,123	$109,590	$115,490
Research services	2,238	2,041	2,248
Total revenue	$104,361	$111,631	$117,738

Product revenue accounted for 98% of total revenue for each of the years ended December 31, 2018, 2017 and 2016. We experienced a decrease in revenue during 2018 due to the conclusion of the multiyear petrochemical project with Reliance Industries Limited and a decrease in project related revenue in the subsea market, which together comprised 19% of our product revenue during 2017. During 2019, we are projecting growth in total revenue in excess of 20% principally due to expected volume growth in our core petrochemical and refinery markets, an anticipated increase in project-based demand, particularly in the subsea and LNG markets, and continued penetration of new markets, including the building materials market. We expect that research services revenue will remain a small percentage of total revenue due to limitations on our eligibility to receive contract awards under federal guidelines.

A substantial majority of our revenue is generated from a limited number of direct customers, including distributors, contractors, OEMs, partners and end-use customers. Our 10 largest customers accounted for approximately 63% of our total revenue during the year ended December 31, 2018, and we expect that most of our revenue will continue to come from a relatively small number of customers for the foreseeable future. In 2018, sales to Distribution International, Inc. represented 20% our total revenue. In 2017, sales to Distribution International, Inc. and TechnipFMC represented 15% and 12% of our total revenue, respectively. In 2016, sales to Reliance Industries Limited and Distribution International Inc. represented 25% and 15% of total revenue, respectively. For each of the noted periods, there were no other customers that represented 10% or more of our total revenues.

We conduct business across the globe and a substantial portion of our revenue is generated outside of the United States. Total revenue from outside of the United States, based on shipment destination, amounted to $62.6 million, or 60% of our total revenue, $60.2 million, or 54% of our total revenue, and $82.0 million, or 70% of our total revenue, in the years ended December 31, 2018, 2017 and 2016, respectively.

Cost of Revenue

Cost of product revenue consists primarily of materials and manufacturing expense. Cost of product revenue is recorded when the related product revenue is recognized.

Material is our most significant component of cost of product revenue and includes fibrous batting, silica materials and additives. Material costs as a percentage of product revenue were 47%, 45% and 41% for the years ended December 31, 2018, 2017 and 2016, respectively.

Material costs as a percentage of product revenue vary from product to product due to differences in average selling prices, material requirements, product thicknesses and manufacturing yields. During the year ended December 31, 2018, we experienced a significant increase in the costs of certain silica precursor materials, which constitute over 50% of our raw material costs. In addition, we provide warranties for our products and record the estimated cost within cost of revenue in the period that the related revenue is recorded or when we become aware that a potential warranty claim is probable and can be reasonably estimated. During the year ended December 31, 2018, test results indicated that tested samples performed outside the published performance specifications for a specific attribute of a product. We determined that it is probable we have incurred a liability, however, the liability is not estimable as of December 31, 2018. We will continue to assess the impact of the test results on our customer base and, depending on the assessment, we could be subject to warranty charges in future periods. As a result of these factors, material costs as a percentage of revenue will vary from period to period due to changes in the mix of aerogel products sold, the costs of our raw materials or the estimated cost of warranties.

However, in 2019, we expect material costs to decline as a percentage of revenue as we seek to achieve higher selling prices, lower cost formulations, material sourcing improvements, and manufacturing yield enhancements for our aerogel products.

Manufacturing expense is also a significant component of cost of revenue. Manufacturing expense includes labor, utilities, maintenance expense, and depreciation on manufacturing assets. Manufacturing expense also includes stock-based compensation of manufacturing employees and shipping costs. Manufacturing expense as a percentage of product revenue was 42%, 39% and 39% for the years ended December 31, 2018, 2017 and 2016, respectively. While product revenue decreased by 7% during 2018, manufacturing expense decreased by only 1% due principally to the high proportion of fixed manufacturing expense in our East Providence, Rhode Island manufacturing facility. Conversely, we expect that manufacturing expense will grow in absolute dollars during 2019, but at a rate significantly lower than the expected growth in product revenue. As a result, we expect manufacturing expense as a percentage of revenue will decrease in 2019 versus 2018.

In total, we expect that cost of product revenue will increase in absolute dollars, but decrease as a percentage of product revenue during 2019 versus 2018. The projected increase in cost of product revenue in absolute dollars reflects the impact of a planned increase in manufacturing output to support expected revenue growth, offset, in part, by a projected increase in average selling prices and an expected favorable mix of products sold. In the longer term, we expect cost of product revenue will continue both to increase in absolute dollars and to decline as a percentage of revenue.

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

During 2019, we are projecting growth in revenue as a result of expected volume growth in our core petrochemical and refinery markets, an anticipated increase in project-based demand, particularly in the subsea and LNG markets, and our expectation of increased penetration of new markets, including the building materials market. In addition, we implemented a price increase for 2019 designed to offset recent increases in raw material costs and to improve gross profit margins. We also expect manufacturing expenses will grow during 2019 at a rate significantly lower than projected growth in product revenue due to the high proportion of fixed manufacturing expense in our manufacturing operations. As a result, we expect gross profit to improve both in absolute dollars and as a percentage of revenue during 2019.

In the longer term, we expect gross profit to continue to improve in absolute dollars and as a percentage of revenue due to expected increases in total revenue, production volumes and manufacturing productivity. In addition, we expect the increases in revenue, volume and productivity will be supported by the implementation of lower cost product formulations and realization of material purchasing efficiencies.

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

During 2019, we project a significant decrease in operating expenses both in absolute dollars and as a percentage of revenue versus 2018. The expected decrease in operating expenses both in absolute dollars and as a percentage of revenue principally reflects our expectation that impairments and reserves during 2019 will be of a significantly lower magnitude than the impairment charge of $7.4 million on construction in progress and the $2.9 million reserve for uncollectible accounts receivable incurred during 2018. In the longer term, we expect that operating expenses will increase in absolute dollars, but decrease as a percentage of revenue.

Research and Development Expenses

Research and development expenses consist primarily of expenses for personnel engaged in the development of next generation aerogel compositions, form factors and manufacturing technologies. These expenses also include testing services, prototype expenses, consulting services, equipment depreciation, facilities costs and related overhead. We expense research and development costs as incurred. We expect to continue to devote substantial resources to the development of new aerogel technologies. We believe that these investments are necessary to maintain and improve our competitive position. We expect to continue to invest in research and engineering personnel and the infrastructure required in support of their efforts. While we expect that our research and development expenses will increase in absolute dollars but decrease as a percentage of revenue in the longer term, in 2019 we expect such expenses will increase both in absolute dollars and as a percentage of revenue.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs, incentive compensation, marketing programs, travel and related costs, consulting expenses and facilities related costs. We have expanded our sales force and sales consultants globally to drive anticipated growth in customers and demand for our products. We expect that sales and marketing expenses will increase in absolute dollars but decrease as a percentage of revenue in both 2019 and in the longer term.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, legal expenses, consulting and professional services, audit and tax consulting costs, and expenses for our executive, finance, legal, human resources and information technology organizations. General and administrative expenses have increased as we have incurred additional costs related to operating as a publicly-traded company, which include costs of compliance with securities, corporate governance and related laws and regulations, investor relations expenses, increased insurance premiums, including director and officer insurance, and increased audit and legal fees. In addition, we expect our general and administrative expenses to increase as we add general and administrative personnel to support the anticipated growth of our business. We also expect that the patent enforcement actions, described in more detail under “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K, if protracted, could result in significant legal expense over the medium to long-term. During 2019, we expect general and administrative expense will decrease both in absolute dollars and as a percentage of revenue due primarily to an expected reduction in the provision for uncollectible accounts receivable versus 2018. In the longer term, however, we expect that general and administrative expenses will increase in absolute dollars but continue to decline as a percentage of revenue.

Other Expense, Net

For the years ended December 31, 2018 and 2017, other expense, net consisted primarily of fees and interest expense related to our revolving credit facility. For the year ended December 31, 2016, other expense, net consisted primarily of postponed financing costs and fees related to our revolving credit facility.

Provision for Income Taxes

We have incurred net losses since inception and have not recorded benefit provisions for U.S. federal income taxes or state income taxes since the tax benefits of our net losses have been offset by valuation allowances due to the uncertainty associated with the utilization of net operating loss carryforwards.

At December 31, 2018, the Company had $223.1 million of net operating losses available to offset future federal income, if any, of which $194.6 million expire on various dates through December 31, 2037. Net operating losses of $28.5 million generated during the year ended December 31, 2018 have an unlimited carryforward.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (TCJA) tax reform legislation. This legislation makes significant change in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from 34% to 21% for the year ending 2018. As a result of the enacted law, we were required to revalue deferred tax assets and liabilities at the 21% rate as of December 31, 2017. This resulted in a decrease in our net deferred tax asset and corresponding valuation allowance of $26.7 million. As we maintain a full valuation allowance against our net deferred tax asset position in the United States, this revaluation did not result in an income tax expense or benefit in the prior year. The provisions of the TCJA related to the one-time mandatory transition tax on deemed repatriation did not have an impact on our results of operations during the year ended December 31, 2017. The other provisions of the TCJA did not have a material impact on our 2018 or 2017 consolidated financial statements.

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Year Ended December 31,
	2018	2017	2016
	($ in thousands)
Revenue:
Product	$102,123	$109,590	$115,490
Research services	2,238	2,041	2,248
Total revenue	104,361	111,631	117,738
Cost of revenue:
Product	90,660	92,052	93,123
Research services	1,032	908	1,304
Gross profit	12,669	18,671	23,311
Operating expenses:
Research and development	6,319	6,180	5,306
Sales and marketing	13,794	12,604	11,810
General and administrative	19,116	19,023	17,415
Impairment of construction in progress	7,356	—	—
Total operating expenses	46,585	37,807	34,531
Loss from operations	(33,916)	(19,136)	(11,220)
Other expense, net:
Interest expense, net	(524)	(185)	(147)
Postponed financing costs	—	—	(656)
Total other expense, net	(524)	(185)	(803)
Net loss	$(34,440)	$(19,321)	$(12,023)

Year ended December 31, 2018 compared to year ended December 31, 2017

The following tables set forth our results of operations for the periods presented:

	Year Ended December 31,				Year Ended December 31,
	2018	2017	$ Change	% Change	2018	2017
	($ in thousands)				(Percentage of total revenue)
Revenue:
Product	$102,123	$109,590	$(7,467)	(7)%	98%	98%
Research services	2,238	2,041	197	10%	2%	2%
Total revenue	104,361	111,631	(7,270)	(7)%	100%	100%
Cost of revenue:
Product	90,660	92,052	(1,392)	(2)%	87%	82%
Research services	1,032	908	124	14%	1%	1%
Gross profit	12,669	18,671	(6,002)	(32)%	12%	17%
Operating expenses:
Research and development	6,319	6,180	139	2%	6%	6%
Sales and marketing	13,794	12,604	1,190	9%	13%	11%
General and administrative	19,116	19,023	93	0%	18%	17%
Impairment of construction in progress	7,356	—	7,356	100%	7%	—%
Total operating expenses	46,585	37,807	8,778	23%	45%	34%
Loss from operations	(33,916)	(19,136)	(14,780)	77%	(32)%	(17)%
Other expense, net:
Interest expense, net	(524)	(185)	(339)	183%	(1)%	(0)%
Total interest expense, net	(524)	(185)	(339)	183%	(1)%	(0)%
Net loss	$(34,440)	$(19,321)	$(15,119)	78%	(33)%	(17)%

Revenue

	Year Ended December 31,				Change
	2018		2017
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
Revenue:
Product	$102,123	98%	$109,590	98%	$(7,467)	(7)%
Research services	2,238	2%	2,041	2%	197	10%
Total revenue	$104,361	100%	$111,631	100%	$(7,270)	(7)%

The following chart sets forth product shipments in square feet for the periods presented:

	Year Ended December 31,		Change
	2018	2017	Amount	Percentage
Product shipments in square feet (in thousands)	34,435	37,519	(3,084)	(8)%

Total revenue decreased by $7.2 million, or 7%, in 2018 to $104.4 million from $111.6 million in 2017 due principally to a decrease in product revenue.

Product revenue decreased by $7.5 million, or 7%, to $102.1 million in 2018 from $109.6 million in 2017. This decrease was principally the result of a decrease in project revenue in the subsea market and due to the conclusion of the multiyear petrochemical project with Reliance Industries Limited, offset, in part, by growth in our core petrochemical and refinery markets, particularly in Asia, and in the building materials market. Product revenue for the year ended 2018 included $21.4 million in sales to Distribution

International, Inc. Product revenue for the year ended 2017 included $16.7 million in sales to Distribution International, Inc. and $13.2 million in sales to TechnipFMC plc.

The average selling price per square foot of our products increased by an effective $0.04, or 1%, to $2.96 per square foot for the year ended December 31, 2018 from $2.92 per square foot for the year ended December 31, 2017. The increase in average selling price reflected the impact of price increases enacted in early 2018. This increase in average selling price had the effect of increasing product revenue by approximately $1.4 million for the year ended December 31, 2018.

In volume terms, product shipments decreased 3.1 million square feet, or 8%, to 34.4 million square feet of aerogel products for the year ended December 31, 2018, as compared to 37.5 million square feet in the year ended December 31, 2017. The decrease in product volume had the effect of decreasing product revenue by approximately $8.9 million for the year ended December 31, 2018.

Research services revenue increased by $0.2 million, or 10%, to $2.2 million in 2018 from $2.0 million in 2017. The increase was primarily due to the timing and amount of funding available under research contracts during the year ended December 31, 2018 from the comparable period in 2017.

Product revenue as a percentage of total revenue was 98% of total revenue in both 2018 and 2017. Research services revenue was 2% of total revenue in both 2018 and 2017. We expect that product revenue will continue to comprise a significant percentage of our total revenue in the long-term.

During 2019, we anticipate an increase in product and total revenue in excess of 20% versus 2018. The projected increase in revenue principally due to expected volume growth in our core petrochemical and refinery markets, an anticipated increase in project-based demand, particularly in the subsea and LNG markets, and continued penetration of new markets, including the building materials market.

Cost of Revenue

	Year Ended December 31,						Change
	2018			2017
	Amount	Percentage of Related Revenue	Percentage of Total Revenue	Amount	Percentage of Related Revenue	Percentage of Total Revenue	Amount	Percentage
	($ in thousands)
Cost of revenue:
Product	$90,660	89%	87%	$92,052	84%	82%	$(1,392)	(2)%
Research services	1,032	46%	1%	908	44%	1%	124	14%
Total cost of revenue	$91,692	88%	88%	$92,960	83%	83%	$(1,268)	(1)%

Total cost of revenue decreased by $1.3 million, or 1%, to $91.7 million in 2018 from $93.0 million in 2017. The decrease in total cost of revenue was primarily the result of a decrease in product cost of revenue.

Product cost of revenue decreased $1.4 million, or 2%, to $90.7 million in 2018 from $92.1 million in 2017. The $1.4 million decrease was the result of a $0.8 million decrease in material costs and a $0.6 million decrease in manufacturing expense. The decrease in material costs was driven by the 3.1 million square feet, or 8%, decrease in product shipments period over period or $0.4 million, despite the increase in the cost of raw materials, particularly in the cost of silica materials and a decrease of $0.9 million in warranty expense, offset, in part, by an increase in the cost of freight of $0.5 million. The decrease in manufacturing expense was the result of decreases in maintenance expense of $1.0 million and utilities expense of $0.9 million, offset, in part, by increases in compensation and related costs of $0.8 million and other costs of $0.5 million.

Although product revenue decreased by 7% during 2018, manufacturing expense decreased by only 1% due principally to the high proportion of fixed manufacturing expense in our manufacturing operations. As a result, product cost of revenue as a percentage of product revenue increased to 89% during 2018 from 84% in 2017.

We expect that cost of product revenue will increase in absolute dollars, but will decrease as a percentage of product revenue during 2019 versus 2018. The projected increase in cost of product revenue in absolute dollars reflects the impact of the expected growth in product revenue and our planned increase in manufacturing output. The projected decrease in cost of product revenue as a percentage of product revenue is due principally to our expectation that our manufacturing costs will increase at a lower rate than the expected growth in revenue during 2019 due to the high proportion of fixed manufacturing expense in our manufacturing operations.

Research services cost of revenue increased by $0.1 million, or 14%, to $1.0 million in 2018 from $0.9 million in 2017. The increase in research services cost of revenue was due to the 10% increase in research services revenue during 2018 and an increase in the mix of outside services versus internal labor required to support the contracted research.

Gross Profit

	Year Ended December 31,				Change
	2018		2017
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
Gross profit	$12,669	12%	$18,671	17%	$(6,002)	(32)%

Gross profit decreased $6.0 million, or 32%, to $12.7 million in 2018 from $18.7 million in 2017. This $6.0 million decrease was the result of the $7.2 million or 7% decrease in total revenue offset, in part, by a $1.3 million or 1% decrease in total cost of revenue. The decrease in revenue was principally the result of a decline in project revenue in the subsea market and due to the conclusion of the multiyear petrochemical project with Reliance Industries Limited. The $1.3 million decrease in total cost of revenue was the result of a $0.8 million decrease in material costs and a $0.6 million decrease in manufacturing expense, offset, in part by a $0.1 million increase in the cost of research services revenue.

Total cost of revenue decreased by only 1% despite the 7% decline in total revenue during 2018 due principally to the high proportion of fixed costs in our manufacturing facility. As a result, gross profit as a percentage of total revenue decreased to 12% of total revenue in 2018 as compared to 17% in 2017.

We expect total revenue in 2019 to grow in excess of 20% versus 2018. We also expect cost of total revenue in 2019 to decrease as a percentage of total revenue as compared to 2018. As a result, we expect gross profit to improve both in absolute dollars and as a percentage of revenue during 2019.

Research and Development Expenses

	Year Ended December 31,				Change
	2018		2017
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
Research and development expenses	$6,319	6%	$6,180	6%	$139	2%

Research and development expenses increased $0.1 million, or 2% to $6.3 million in 2018 from $6.2 million during 2017. The $0.1 million increase was the result of increases in compensation and related costs of $0.2 million offset, in part, by a decrease in professional fees of $0.1 million.
We expect that our research, development and engineering personnel and expenses during 2019 will increase from 2018 levels both in absolute dollars and as a percentage of total revenue in support of the development of innovative products, advanced process technologies, and new markets.

In the long-term, we expect to continue to increase investment in research and development in our efforts to enhance and expand our aerogel technology platform. However, we expect that research and development expenses will decline as a percentage of total revenue in the long-term due to projected growth in product revenue.

Sales and Marketing Expenses

	Year Ended December 31,				Change
	2018		2017
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
Sales and marketing expenses	$13,794	13%	$12,604	11%	$1,190	9%

Sales and marketing expenses increased by $1.2 million, or 9%, to $13.8 million in 2018 from $12.6 million during 2017. The $1.2 million increase was the result of increases in professional fees and commissions of $0.4 million, travel related costs of $0.6 million, and other external sales and marketing expense of $0.5 million offset, in part, by a decrease in compensation costs of $0.3 million.

We expect sales and marketing expenses to increase during 2019 principally due an increase in compensation related to the increase in sales personnel during 2018. However, we expect sales and marketing expenses as a percentage of total revenue to decrease due to the strong projected growth in total revenue during the year.

In the long-term, we expect that sales and marketing expenses will increase in absolute dollars as we continue to increase sales personnel and marketing efforts in support of expected growth in demand for our products. However, we expect that sales and marketing expenses will decrease as a percentage of total revenue in the long-term due to projected growth in product revenue.

General and Administrative Expenses

	Year Ended December 31,				Change
	2018		2017
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
General and administrative expenses	$19,116	18%	$19,023	17%	$93	0%

General and administrative expenses increased by $0.1 million, or less than 1%, to $19.1 million in 2018 from $19.0 million in 2017. The $0.1 million increase was the result of an increase in the provisions for uncollectible accounts receivable of $2.5 million, legal and professional fees of $0.6 million, and other general and administrative expenses of $0.3 million, offset, in part, by a decrease in patent enforcement costs of $2.7 million, and compensation and related costs of $0.6 million.

We expect general and administrative expenses to decrease during 2019 due primarily to an expected reduction in the provision for uncollectible receivables versus 2018. Due to the projected decrease in general and administrative expenses and the expected growth in total revenue, we expect general and administrative expenses as a percentage of total revenue to decrease in 2019.

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

Impairment of Construction In Progress

We had previously completed the design and engineering for a second manufacturing facility to be located in Statesboro, Georgia supported by a package of incentives, including free land, from state and local governmental authorities. During 2016, we elected to delay construction of the facility due to our assessment of future demand. In December 2018, the local governmental authorities notified us that they will exercise their right to terminate the incentive package in February 2019 and to make the identified site available to other parties. In addition, we determined that due to our cumulative manufacturing process advancements since 2016 and expected additional improvements in the near future, we will not use the existing design and engineering to construct a second facility in any location. Accordingly, we determined that the design and engineering costs are not recoverable and recorded an impairment charge of $7.4 million on construction in progress assets during 2018. We did not record any impairments of construction in progress in 2017.

Interest Expense, Net

	Year Ended December 31,				Change
	2018		2017
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
Interest expense, net	$(524)	(1)%	$(185)	(0)%	$(339)	183%

Interest expense, net, increased by $0.3 million to $0.5 million in 2018 from $0.2 million in 2017. The $0.3 million increase was the result of an increase in interest expense associated with an increase in outstanding borrowings under our revolving line of credit.

Year ended December 31, 2017 compared to year ended December 31, 2016

The following tables set forth our results of operations for the periods presented:

	Year Ended December 31,				Year Ended December 31,
	2017	2016	$ Change	% Change	2017	2016
	($ in thousands)				(Percentage of total revenue)
Revenue:
Product	$109,590	$115,490	$(5,900)	(5)%	98%	98%
Research services	2,041	2,248	(207)	(9)%	2%	2%
Total revenue	111,631	117,738	(6,107)	(5)%	100%	100%
Cost of revenue:
Product	92,052	93,123	(1,071)	(1)%	82%	79%
Research services	908	1,304	(396)	(30)%	1%	1%
Gross profit	18,671	23,311	(4,640)	(20)%	17%	20%
Operating expenses:
Research and development	6,180	5,306	874	16%	6%	5%
Sales and marketing	12,604	11,810	794	7%	11%	10%
General and administrative	19,023	17,415	1,608	9%	17%	15%
Total operating expenses	37,807	34,531	3,276	9%	34%	29%
Loss from operations	(19,136)	(11,220)	(7,916)	71%	(17)%	(10)%
Other expense, net:
Interest expense, net	(185)	(147)	(38)	26%	(0)%	(0)%
Postponed financing costs	—	(656)	656	N/A	0%	(1)%
Total other expense, net	(185)	(803)	618	(77)%	(0)%	(1)%
Net loss	$(19,321)	$(12,023)	$(7,298)	61%	(17)%	(10)%

Revenue

	Year Ended December 31,				Change
	2017		2016
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
Revenue:
Product	$109,590	98%	$115,490	98%	$(5,900)	(5)%
Research services	2,041	2%	2,248	2%	(207)	(9)%
Total revenue	$111,631	100%	$117,738	100%	$(6,107)	(5)%

The following chart sets forth product shipments in square feet for the periods presented:

	Year Ended December 31,		Change
	2017	2016	Amount	Percentage
Product shipments in square feet (in thousands)	37,519	44,286	(6,767)	(15)%

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

Through 2015, we experienced revenue growth and gained share in our target markets. Despite a decline in revenue in 2016, 2017 and 2018, our financial projections anticipate long-term revenue growth, with increasing levels of gross profit and improved cash flows from operations. To support this growth, we have initiated a plan to increase the capacity of our East Providence, Rhode Island manufacturing facility to 60 million square feet of aerogel blankets by the end of 2020. We expect to incur up to an additional $12.0 million in expenditures related to this plan through 2020.

We believe that our existing cash balance and available credit will be sufficient to fund a portion of the planned expansion of our East Providence manufacturing facility and other strategic business initiatives. During January 2019, we received an additional $5.0 million prepayment pursuant to the supply agreement with BASF. On March 4, 2019, we extended the maturity of our revolving credit facility to April 28, 2020. In addition, we plan to manage other capital expenditures and working capital balances during 2019 and 2020 to maintain the cash resources required to support current operating requirements.

However, we will need to supplement our cash balance and available credit with anticipated cash flows from operations, debt financings, customer prepayments, technology licensing agreements or equity financings to provide the capital required to complete the planned expansion of our existing manufacturing facility and to fund other strategic business initiatives.

Primary Sources of Liquidity

Our principal sources of liquidity are currently our cash and cash equivalents and our revolving credit facility with Silicon Valley Bank. Cash and cash equivalents consist primarily of cash and money market accounts on deposit with banks. As of December 31, 2018, we had $3.3 million of cash and cash equivalents.

At December 31, 2018, we had debt obligations of $4.2 million related to borrowings under our revolving credit facility with Silicon Valley Bank. At December 31, 2018, we also had $1.6 million of outstanding letters of credit secured by our revolving credit facility and an obligation of $5.0 million associated with prepayments received pursuant to the BASF Supply Agreement.

We have maintained the revolving credit facility, as amended from time to time, with Silicon Valley Bank since March 2011. On March 4, 2019, our revolving credit facility was amended to extend the maturity date of the facility to April 28, 2020. Under our revolving credit facility, we are permitted to borrow a maximum of $20.0 million, subject to continued covenant compliance and borrowing base requirements. At our election, the interest rate applicable to borrowings under the revolving credit facility may be based on the prime rate or LIBOR. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 2.00% per annum, while LIBOR-based rates vary from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum. In addition, we are required to pay a monthly unused revolving line facility fee of 0.5% per annum of the average unused portion of the revolving credit facility. The credit facility has also been amended to (i) revise the definition of “Borrowing Base” to remove the eligible inventory component of the Borrowing Base, (ii) remove the Adjusted Quick Ratio financial covenant set forth in the loan agreement and (iii) establish certain minimum Adjusted EBITDA levels with respect to the minimum Adjusted EBITDA financial covenant for the extended term. We intend to extend or replace the facility prior to its maturity.

Under the revolving credit facility, we are required to comply with both non-financial and financial covenants, including minimum Adjusted EBITDA and minimum Adjusted Quick Ratio covenants, each as defined in the loan agreement. At December 31, 2018, we were in compliance with all such covenants. However, in May 2018, in August 2018 and in November 2018, we obtained from Silicon Valley Bank a waiver with respect to our compliance with the Adjusted Quick Ratio covenant. These waivers were subject to our meeting certain conditions, including, in the case of the November 2018 waiver, our issuance of $3.25 million in equity or receipt of $5.0 million in customer advanced payments on or before January 31, 2019. We met the conditions of the November 2018 waiver upon receipt on January 30, 2019 of a $5.0 million prepayment from BASF. There can be no assurance that we will be able to comply with these or other covenants in the future or that Silicon Valley Bank will be willing to provide waivers of such covenants. As a result, we could end up in default under the revolving credit facility or unable to continue to borrow under the revolving credit facility.

See “Risk Factors -- Risks Related to Our Business and Strategy -- We will require significant additional capital to pursue our growth strategy, but we may not be able to obtain additional financing on acceptable terms or at all” in this Annual Report on Form 10-K for the year ended December 31, 2018.

The effective amount available to us under the revolving credit facility at December 31, 2018 was $10.3 million after giving effect to the $4.2 million in outstanding borrowings and $1.6 million of outstanding letters of credit.

Analysis of Cash Flow

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	($ in thousands)
Net cash (used in) provided by:
Operating activities	$(8,654)	$(4,606)	$(578)
Investing activities	(3,593)	(6,118)	(13,216)
Financing activities	4,880	3,332	(924)
Net (decrease) in cash	(7,367)	(7,392)	(14,718)
Cash, beginning of period	10,694	18,086	32,804
Cash and cash equivalents, end of period	$3,327	$10,694	$18,086

Operating Activities

During 2018, we used $8.7 million net cash in operating activities, as compared to the use of $4.6 million in net cash during 2017, an increase in the use of cash of $4.1 million. This increase in use of cash was the result of the increase in net loss adjusted for non-cash items of $6.1 million, offset, in part, by an increase in cash provided by changes in working capital of $2.0 million.

During 2017, we used $4.6 million net cash in operating activities, as compared to the use of $0.6 million in net cash during 2016, an increase in the use of cash of $4.0 million. This increase in use of cash was the result of the increase in net loss adjusted for non-cash items of $7.4 million, offset, in part, by an increase in cash provided by changes in working capital of $3.4 million.

Investing Activities

Net cash used in investing activities is primarily related to capital expenditures to support our growth. Net cash used in investing activities for 2018 and 2017 totaled $3.6 million and $6.1 million, respectively, in capital expenditures primarily for machinery and equipment to improve the throughput, efficiency and capacity of our East Providence facility.

Financing Activities

Net cash provided by financing activities in 2018 totaled $4.9 million and consisted of $56.7 million in borrowings under our revolving credit facility and $5.0 million in prepayment proceeds under the BASF supply agreement, offset, in part, by $56.3 million of repayments under our revolving credit facility and $0.5 million for payments for employee tax withholdings associated with the vesting of restricted stock units.

Net cash provided by financing activities in 2017 totaled $3.3 million principally due to $27.3 million in borrowings on our revolving credit facility offset by $23.5 million in associated repayments. In addition, we made $0.4 million for payments for employee tax withholdings associated with the vesting of restricted stock units and less than $0.1 million for repayments of obligations under capital leases.

Capital Spending and Future Capital Requirements

We have made capital expenditures primarily to develop and expand our manufacturing capacity. Our capital expenditures totaled $3.6 million in 2018, $6.1 million in 2017 and $13.2 million in 2016. As of December 31, 2018, we had capital commitments of approximately $0.4 million, which included commitments for which we have entered into contracts as well as commitments authorized by our Board of Directors. These commitments relate to the enhancement of our existing production lines in our East Providence facility. These commitments consist primarily of costs for equipment and construction. We plan to fund these capital commitments from available cash, customer prepayments and anticipated available credit.

We intend to fund capital expenditures related the expansion of capacity of our existing manufacturing facility with anticipated available credit, cash flow from operations, debt financings, technology licensing agreements, customer prepayments or equity financings. We estimate that the total future expenditures to complete the planned capacity expansion of our existing facility will be up to an additional $12.0 million.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off balance sheet activities as defined in Item 303(a)(4) of Regulation S-K.

Contractual Obligations and Commitments

Operating Leases

We lease office space for our corporate offices in Northborough, Massachusetts, which expires in 2026, and warehouse space and land near our East Providence facility, which expire at various dates from 2018 through 2024, under non-cancelable operating lease agreements. See “Item 2 — Properties.” We also lease vehicles and equipment under non-cancelable operating leases that expire at various dates.

On June 29, 2016, we entered into a lease with Cabot II- MA1M03, LLC, or Cabot Properties, to lease approximately 51,650 square feet of space located at 30 Forbes Road, Northborough, MA 01532, the location of our current headquarters. The lease superseded a lease between us and Cabot Properties’ predecessor-in-interest. The term of the lease began on January 1, 2017 and ends on December 31, 2026. The annual base rent associated with the lease was approximately $408,000 during 2017 and has and will increase by approximately 3% annually during the lease term. The lease also provides for our payment of our pro rata share of real estate taxes and certain other expenses. Upon the expiration of the lease term, we will have the right to extend the lease for an additional three years.

Supply Agreement

In June 2016, we entered into a supply agreement and a side agreement with BASF SE. In February 2018, we entered into an amended and restated supply agreement and side agreement with BASF Polyurethanes GmbH (BASF). On January 14, 2019, we entered into the first addendum to the supply agreement with BASF (as amended and restated and after giving effect to the first addendum, the supply agreement). Pursuant to the supply agreement, we will sell exclusively to BASF certain products at annual volumes to be specified by BASF, subject to specified volume limits. Pricing is based on a cost-plus formula. The supply agreement also specifies the markets in which BASF is permitted to sell each of the products. BASF has no obligation to purchase any of the products under the supply agreement. The supply agreement will terminate on December 31, 2027 with respect to our Spaceloft A2 product, and on December 31, 2028 with respect to the newly developed product, if not renewed prior to such dates. Upon expiration of the supply agreement, we will be subject to a post-termination supply commitment for the specified products for an additional two years.

In addition to the customary terms associated with supply agreements, BASF, in its sole discretion, may make prepayments to us in the aggregate amount of up to $22.0 million during the term of the supply agreement. BASF made two prepayments to us in the aggregate amount of $5.0 million during 2018. BASF made an additional prepayment of $5.0 million to us in January 2019. We have secured our obligation to repay the prepayments with a first priority security interest in real estate, machinery and equipment located at our existing manufacturing facility in East Providence, Rhode Island. Additionally, we granted non-exclusive licenses to our Rhode Island subsidiary under our intellectual property as necessary to operate such machinery and equipment.

After January 1, 2019, we will credit 25.3% of any amounts that we invoice for Spaceloft A2 sold to BASF against the outstanding balance of the 2018 prepayment. If any of the 2018 prepayment remains uncredited as of December 31, 2021, BASF may request that we repay the uncredited amount to BASF. After January 1, 2020, we will credit 50% of any amounts that we invoice for a newly developed product sold to BASF against the outstanding balance of the 2019 prepayment. After December 31, 2022, BASF may elect to have us credit 24.7% of any amounts we invoice for Spaceloft A2 sold to BASF against the outstanding balance of the 2019 prepayment or request that we repay the uncredited amount to BASF. The specific terms of additional tranches of prepayments, if any, are to be agreed by us and BASF at a future date.

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

Joint Development Agreement

In June 2016, we and BASF SE also entered into a Joint Development Agreement, or the JDA, setting forth the rights and obligations of us and BASF SE with respect to collaboration on the development and commercialization of new products. Under the JDA, each party may propose that the parties enter into joint efforts to seek to develop one or more products or services for commercialization on terms to be agreed by the parties. The JDA established a joint steering committee with equal representation from each of us and BASF SE to oversee any such collaboration. Unless otherwise agreed, all intellectual property created in the performance of joint development activities will generally be jointly owned by us and BASF SE. The JDA will have an initial term of two years or the duration of any project in process, with the option for the parties to renew at the expiration. Either party may terminate the JDA for any reason with 90-days prior notice to the other party, provided that such termination will not terminate any project under the JDA then in progress, with any such ongoing project able to be terminated by either party for any reason on 90-days prior notice to the other party.

Revolving Credit Facility

In March 2011, we entered into a revolving credit facility with Silicon Valley Bank. This facility has been amended at various dates through December 2018. On March 4, 2019, the Loan Agreement was further amended to extend the maturity date of the facility to April 28, 2020. Under the facility, we are permitted to borrow a maximum of $20.0 million, subject to continued covenant compliance and borrowing base requirements. At our election, the interest rate applicable to borrowings under the amended revolving credit facility may be based on the prime rate or LIBOR. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 2.00% per annum, while LIBOR-based rates vary from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum. In addition, we are required to pay a monthly unused revolving line facility fee of 0.5% per annum of the average unused portion of the revolving credit facility. The credit facility has also been amended to (i) revise the definition of “Borrowing Base” to remove the eligible inventory component of the Borrowing Base, (ii) remove the Adjusted Quick Ratio financial covenant set forth in the loan agreement and (iii) establish certain minimum Adjusted EBITDA levels with respect to the minimum Adjusted EBITDA financial covenant for the extended term.

At December 31, 2018, the amount available to us under the revolving credit facility was $10.3 million after giving effect to $4.2 million in borrowings and $1.6 million of letters of credit outstanding under the facility.

Recent Accounting Pronouncements

Standards Implemented Since December 31, 2017

In August 2015, the Financial Accounting Standards Board (FASB) issued a deferral of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. The standard replaced the transaction- and industry-specific revenue recognition guidance under current U.S. GAAP with a principle based approach for determining revenue recognition. As a result of the deferral, public entities were required to apply the revised revenue recognition standard for the annual reporting period beginning on or after December 15, 2017, including interim periods within that annual reporting period. We adopted this standard using the modified retrospective method on January 1, 2018. We completed our analysis of the new revenue standard and determined that it would not materially impact the allocation and timing of recognition of previously reported revenues from the sale of products or performance of research and development services. In addition, we determined that there were no incremental contract costs or contract fulfillment costs to be recognized in connection with the adoption. Based on our analysis, no adjustment to retained earnings was required as of the January 1, 2018 adoption date. Accordingly, our application of the standard did not have a material impact on our consolidated balance sheet at January 1, 2018 and did not have a material impact to our statement of operations for the years ended December 31, 2018, 2017 and 2016.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). This amendment addresses eight classification issues related to the statement of cash flows. The amendments in ASU 2016-15 are effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. We adopted the provisions of the amendment on January 1, 2018. The adoption of the standard has not resulted in any material impact to our consolidated financial statements or other disclosures.

Standards to be Implemented

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). FASB ASU 2016-02 modifies the accounting for leases and requires that all leases be recorded on the consolidated balance sheets as assets and liabilities. This standard is effective for fiscal years beginning after December 15, 2018. We will adopt this standard using the modified retrospective transition approach with the effective date as the date of initial application. As a result, we will not update financial information and will not provide the disclosures required under the new standard for dates and periods before January 1, 2019. To measure our lease liabilities, we will use our incremental borrowing rate as of the date of adoption or the rate implicit in the lease, if available. The discount rate will be applied to the remaining lease term and remaining payments at the date of adoption. We will elect the package of practical expedients under the new standard, which permits us to not reassess prior conclusions about lease identification, lease classification, and initial direct costs. We have completed our analysis of the new standard and have determined that it will have a material effect on our consolidated financial statements. The most significant effects relate to the recognition of new right-of-use, or ROU, assets and lease liabilities on the consolidated balance sheets and the provision of significant new disclosures about our leasing activities. Based on our analysis, we will recognize operating lease liabilities of approximately $6.0 million with corresponding ROU assets of approximately $4.6 million. Additionally, we will derecognize existing deferred rent liabilities of $1.4 million. We will elect the short-term lease recognition exemption for all leases that qualify. For leases that qualify for this exemption, we will not recognize ROU assets or lease liabilities. We will also elect the practical expedient to not separate lease and non-lease components for all of our equipment leases.

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

Revenue Recognition

We recognize product revenue from the sale of our line of aerogel products and research services revenue from the provision of services under contracts with various agencies of the U.S. government and other institutions. Product and research services revenue is recognized upon the satisfaction of contractual performance obligations. In general, our customary shipping terms are FOB shipping point. Products are typically delivered without significant post-sale obligations to customers other than standard warranty obligations for product defects. We provide warranties for our products and record the estimated cost within cost of sales in the period that the revenue is recorded. Our standard warranty period extends one to two years from the date of shipment, depending on the type of product purchased. Our warranties provide that our products will be free from defects in material and workmanship, and will, under normal use, conform to the specifications for the product. During the year ended December 31, 2018, test results indicated that tested samples performed outside the published performance specifications for a specific attribute of a product. We determined that it is probable we have incurred a liability, however, the liability is not estimable as of December 31, 2018. We will continue to assess the impact of the test results on our customer base and, depending on the assessment, we could be subject to warranty charges in future periods.

For the year ended December 31, 2018, we did not record any warranty expense. In 2017, we recorded warranty expense of $0.9 million. This specific warranty charge was related to a product claim for a specific application issue. In 2016, we recorded warranty expense of $0.5 million. This specific warranty charge was related to product warranty claims for a specific project. These claims were outside of our typical experience. As of December 31, 2018, we had satisfied all outstanding warranty claims.

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

	Year Ended December 31,
	2018	2017	2016
Weighted-average assumptions:
Expected term (in years)	5.93	5.86	5.86
Expected volatility	47.68%	51.95%	53.56%
Risk free rate	2.76%	1.99%	1.36%
Expected dividend yield	—%	—%	—%

•

The expected term represents the period that our stock-based awards are expected to be outstanding and is determined using the simplified method described in ASC Topic 718, Compensation — Stock Compensation, for all grants. We believe this is a better representation of the estimated life than our actual limited historical exercise behavior.

•

For the years ended December 31, 2018, 2017 and 2016, the expected volatility is based on the weighted-average volatility of up to 17 companies within various industries that we believe are similar to our own.

•	The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant.
•	We use an expected dividend yield of zero, since we do not intend to pay cash dividends on our common stock in the foreseeable future, nor have we paid dividends on our common stock in the past.

During the year ended December 31, 2017, we adopted the provisions of ASU 2016-09 related to the timing of accounting for the forfeitures of share based awards using a modified retrospective method. Under these provisions, we record the impact of forfeitures of service based awards at the time an award is forfeited. Our adoption of the provisions resulted in a cumulative-effect adjustment to equity as of January 1, 2017 of $0.3 million. Prior to our adoption of ASU 2016-09, forfeitures were required to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differed from those estimates. Forfeitures were estimated based on voluntary termination behavior as well as analysis of actual option forfeitures. Accordingly, we reduced share-based compensation expense by an estimated annual forfeiture rate of 7.0% during the year ended December 31, 2016.

For stock options that contained a market condition issued to our chief executive officer during the year ended December 31, 2015, we used a Monte Carlo Simulation model to estimate the grant date fair value of awards expected to vest. The simulation model was based on the Black Scholes option-pricing model and a number of complex assumptions including (i) if the vesting condition is satisfied within the time-vesting periods, and (ii) the date the common stock price target is met per the terms of the agreement. On November 7, 2018, we entered into an executive agreement with the CEO which modified the change in control provisions for the outstanding stock options that contained a market condition. This modification resulted in the recognition of additional compensation expense of less than $0.1 million during the year ended December 31, 2018.

For the restricted stock award issued to our Chief Executive Officer during the year ended December 31, 2015 that contain a performance condition, we assess the probability that the performance condition will be satisfied. On August 2, 2017, we modified the performance target with respect to 78,125 shares of these awards. Upon modification, we determined that the performance-based condition of this restricted stock award was probable and $0.2 million in compensation has been recorded to date in conjunction with the award.

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

We had previously completed the design and engineering for a second manufacturing facility to be located in Statesboro, Georgia supported by a package of incentives, including free land, from state and local governmental authorities. During 2016, we elected to delay construction of the facility due to our assessment of future demand. In December 2018, the local governmental authorities notified us that they will exercise their right to terminate the incentive package in February 2019 and to make the identified site available to other parties. In addition, we determined that due to our cumulative manufacturing process advancements since 2016 and expected additional improvements in the near future, we will not use the existing design and engineering to construct a second facility in any location. Accordingly, we determined that the design and engineering costs are not recoverable and recorded an impairment charge of $7.4 million on construction in progress assets during 2018.

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

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business. At December 31, 2018, we had unrestricted cash and cash equivalents of $3.3 million. These amounts were held for working capital and capital expansion purposes and were invested primarily in deposit and money market accounts at a major financial institution in North America. Due to the short-term nature of these investments, we believe that our exposure to changes in the fair value of our cash as a result of changes in interest rates is not material.

As of December 31, 2018, we had $4.2 million drawn and outstanding on our revolving credit facility. At December 31, 2018, we also had $1.6 million of outstanding letters of credit supported by the revolving credit facility.

Under our revolving credit facility, we are permitted to borrow a maximum of $20.0 million, subject to continued covenant compliance and borrowing base requirements. At our election, the interest rate applicable to borrowings under the revolving credit facility may be based on the prime rate or LIBOR. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 2.00% per annum, while LIBOR-based rates vary from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum. In addition, we are required to pay a monthly unused revolving line facility fee of 0.5% per annum of the average unused portion of the revolving credit facility. The maturity date of our revolving credit facility is April 28, 2020.

At December 31, 2018, the amount available to us under the revolving credit facility was $10.3 million after giving effect to the $4.2 million in borrowings and $1.6 million of letters of credit outstanding under the facility.

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

To the Stockholders and Board of Directors
Aspen Aerogels, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Aspen Aerogels, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Boston, Massachusetts
March 8, 2019

ASPEN AEROGELS, INC.

Consolidated Balance Sheets

	December 31,
	2018	2017
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$3,327	$10,694
Accounts receivable, net of allowances of $2,877 and $93	25,565	26,764
Inventories	7,318	8,915
Prepaid expenses and other current assets	1,041	1,289
Total current assets	37,251	47,662
Property, plant and equipment, net	61,699	76,067
Other long-term assets	73	86
Total assets	$99,023	$123,815
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,392	$10,653
Accrued expenses	3,864	5,862
Revolving line of credit	4,181	3,750
Deferred revenue	2,629	1,304
Total current liabilities	23,066	21,569
Deferred rent	1,218	1,303
Prepayment liability	4,485	—
Total liabilities	28,769	22,872
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized, no shares issued or outstanding at December 31, 2018 and 2017	—	—
Common stock, $0.00001 par value; 125,000,000 shares authorized, 23,973,517 and 23,643,189 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	541,839	538,088
Accumulated deficit	(471,585)	(437,145)
Total stockholders' equity	70,254	100,943
Total liabilities and stockholders' equity	$99,023	$123,815

See accompanying notes to consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except share and per share data)
Revenue:
Product	$102,123	$109,590	$115,490
Research services	2,238	2,041	2,248
Total revenue	104,361	111,631	117,738
Cost of revenue:
Product	90,660	92,052	93,123
Research services	1,032	908	1,304
Gross profit	12,669	18,671	23,311
Operating expenses:
Research and development	6,319	6,180	5,306
Sales and marketing	13,794	12,604	11,810
General and administrative	19,116	19,023	17,415
Impairment of construction in progress	7,356	—	—
Total operating expenses	46,585	37,807	34,531
Loss from operations	(33,916)	(19,136)	(11,220)
Other expense, net:
Interest expense, net	(524)	(185)	(147)
Postponed financing costs	—	—	(656)
Total other expense, net	(524)	(185)	(803)
Net loss	$(34,440)	$(19,321)	$(12,023)
Net loss per share:
Basic and diluted	$(1.45)	$(0.83)	$(0.52)
Weighted-average common shares outstanding:
Basic and diluted	23,738,852	23,390,235	23,139,807

See accompanying notes to consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

	Preferred Stock $0.00001 Par Value		Common Stock $0.00001 Par Value		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Value	Shares	Value
Balance at December 31, 2015	—	—	23,184,852	—	$527,975	$(405,501)	$122,474
Net loss	—	—	—	—	—	(12,023)	(12,023)
Stock compensation expense	—	—	—	—	5,313	—	5,313
Issuance of restricted stock	—	—	75,152	—	—	—	—
Vesting of restricted stock units	—	—	109,834	—	(200)	—	(200)
Balance at December 31, 2016	—	$—	23,369,838	$—	$533,088	$(417,524)	$115,564
Net loss	—	—	—	—	—	(19,321)	(19,321)
Adoption of new accounting standard			—	—	300	(300)	—
Stock compensation expense	—	—	—	—	5,091	—	5,091
Issuance of restricted stock	—	—	86,023	—	—	—	—
Retirement of restricted stock			(12,289)	—	—	—	—
Vesting of restricted stock units	—	—	199,617	—	(391)	—	(391)
Balance at December 31, 2017	—	$—	23,643,189	$—	$538,088	$(437,145)	$100,943
Net loss	—	—	—	—	—	(34,440)	(34,440)
Stock compensation expense	—	—	—	—	4,302	—	4,302
Issuance of restricted stock	—	—	58,062	—	—	—	—
Vesting of restricted stock units	—	—	272,266	—	(551)	—	(551)
Balance at December 31, 2018	—	$—	23,973,517	$—	$541,839	$(471,585)	$70,254

See accompanying notes to consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Cash flows from operating activities:
Net loss	$(34,440)	$(19,321)	$(12,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,787	10,753	9,853
Impairment of construction in progress	7,356	—	—
Provision for bad debt	2,922	455	—
Postponed financing costs	—	—	656
Stock compensation expense	4,302	5,091	5,313
Lease incentives	(121)	(111)	—
Other	—	(1)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,723)	(9,159)	3,089
Inventories	1,597	3,953	(6,336)
Prepaid expenses and other assets	261	411	(19)
Accounts payable	1,557	1,269	105
Accrued expenses	(2,056)	1,821	(2,178)
Deferred revenue	810	261	362
Other liabilities	94	(28)	600
Net cash used in operating activities	(8,654)	(4,606)	(578)
Cash flows from investing activities:
Capital expenditures	(3,593)	(6,118)	(13,216)
Net cash used in investing activities	(3,593)	(6,118)	(13,216)
Cash flows from financing activities:
Proceeds from borrowings under line of credit	56,716	27,250	—
Repayment of borrowings under line of credit	(56,285)	(23,500)	—
Prepayment proceeds under customer supply agreement, net	5,000	—	—
Postponed financing costs	—	—	(656)
Repayment of obligations under capital lease	—	(27)	(68)
Payments made for employee restricted stock minimum tax withholdings	(551)	(391)	(200)
Net cash provided by (used in) financing activities	4,880	3,332	(924)
Net decrease in cash	(7,367)	(7,392)	(14,718)
Cash and cash equivalents at beginning of period	10,694	18,086	32,804
Cash and cash equivalents at end of period	$3,327	$10,694	$18,086
Supplemental disclosures of cash flow information:
Interest paid	$338	$220	$196
Income taxes paid	$—	$—	$—
Supplemental disclosures of non-cash activities:
Changes in accrued capital expenditures	$182	$(3,681)	$2,116
Capitalized interest	$44	$—	$—

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

Liquidity

During the year ended 2018, the Company incurred a net loss of $34.4 million, used $8.7 million of cash in operations and had a cash and cash equivalents balance of $3.3 million and $4.2 million of outstanding borrowings under its revolving line of credit (see note 7). After giving effect to the outstanding borrowings and letters of credit, the additional amount available to the Company at December 31, 2018 under the revolving line of credit was $10.3 million. The existing revolving line of credit matures on April 28, 2020.

The Company is making investments to increase capacity at its existing manufacturing facility in East Providence, Rhode Island and to develop new technologies and business opportunities. The Company expects its existing cash balance and the amount anticipated to be available under the existing revolving line of credit will be sufficient to fund a portion of these investments. The Company plans to manage other capital expenditures and working capital balances to maintain the cash resources required to support current operating requirements and to complete the capacity expansion plan.

The Company will need to supplement its cash balance and amounts available under its revolving line of credit with anticipated cash flows from operations, debt financings, customer prepayments, technology licensing agreements or equity financings to provide the capital required to complete the expansion of the existing manufacturing facility and to fund its strategic business initiatives.

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

Reclassification

The statement of cash flows for the year ended December 31, 2017 reflects a $0.5 million reclassification of the Company’s provision for bad debts to an adjustment to reconcile net loss to net cash used in operating activities from a component of changes in accounts receivable. The change has no impact on the results of operations.

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

Concentration of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of accounts receivable. The Company’s customers are primarily insulation distributors, insulation contractors, insulation fabricators and select end-users located throughout the world. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral to secure accounts receivable. The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of accounts receivable. The Company reviews the allowance for doubtful accounts quarterly. During the year ended December 31, 2018, the Company recorded a charge for uncollectible accounts receivable of $2.9 million related to four customers of which one customer accounted for $2.8 million of the charge. Allowance for doubtful accounts was $2.8 and zero at December 31, 2018 and 2017, respectively. The Company does not have any off-balance-sheet credit exposure related to its customers.

For the year ended December 31, 2018, one customer represented 20% of total revenue. For the year ended December 31, 2017, two customers represented 15% and 12% of total revenue, respectively. For the year ended December 31, 2016, two customers represented 25% and 15% of total revenue, respectively.

At December 31, 2018, the Company had one customer that accounted for 18% of accounts receivable. At December 31, 2017, the Company had three customers that accounted for 19%, 14% and 11% of accounts receivable, respectively.

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

Interest expense capitalization commences at the time a capital project begins construction and concludes when the project is completed. The Company has capitalized interest costs as part of the historical costs of constructing its manufacturing facilities or significant capital projects. The Company capitalized less than $0.1 million in interest costs related to the capacity expansion project of the existing East Providence, Rhode Island manufacturing facility during the year ended December 31, 2018. The Company did not capitalize interest on projects during the years ended December 31, 2017 or December 31 2016.

Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Assets related to leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.

Assets utilized in the Company’s operations that are taken out of service with no future use are charged to cost of revenue or operating expenses, depending on the department in which the asset was utilized. Impairments of construction in progress are charged to operating expenses upon the determination of no future use.

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

The Company had previously completed the design and engineering for a second manufacturing facility to be located in Statesboro, Georgia supported by a package of incentives, including free land, from state and local governmental authorities. During 2016, the Company elected to delay construction of the facility due to its assessment of future demand. In December 2018, the local governmental authorities notified the Company that they will exercise their right to terminate the incentive package in February 2019 and to make the identified site available to other parties. In addition, the Company determined that due to its cumulative manufacturing process advancements since 2016 and expected additional improvements in the near future, it will not use the existing design and engineering to construct a second facility in any location. Accordingly, the Company determined that the design and engineering costs are not recoverable and recorded an impairment charge of $7.4 million on construction in progress assets during 2018.

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

The Company performs periodic testing of its aerogel blankets to ensure compliance with published performance specifications. From time to time, tests may indicate a product could potentially perform outside of these specifications. At that time, additional testing is initiated or the Company may conduct a root cause investigation. During the year ended December 31, 2018, test results indicated that tested samples performed outside the published performance specifications for a specific attribute of a product. The Company has determined that it is probable it has incurred a liability, however, a liability or range of liability is not estimable as of December 31, 2018. The Company will continue to assess the impact of the testing results on its customer base and, depending on the assessment, could be subject to warranty charges in future periods.

The Company did not record any warranty expense during the year ended December 31, 2018. During the years ended December 31, 2017 and 2016, the Company recorded warranty expense of $0.9 million and $0.5 million, respectively. These specific warranty charges were related to product claims for two separate product application issues. These claims were outside of the Company’s typical experience. As of December 31, 2018, the Company had satisfied all outstanding warranty claims.

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

Information about the Company’s total revenues, based on shipment destination or services location, is presented in the following table:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Revenue:
U.S.	$41,733	$51,439	$35,726
International	62,628	60,192	82,012
Total revenue	$104,361	$111,631	$117,738

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies. Recently issued standards typically do not require adoption until a future effective date. Prior to their effective date, the Company evaluates the pronouncements to determine the potential effects of adoption to its consolidated financial statements.

Standards Implemented After December 31, 2017

In August 2015, the FASB issued a deferral of ASU 2014-09, Revenue from Contracts with Customers. The standard replaced the transaction- and industry-specific revenue recognition guidance under current U.S. GAAP with a principle based approach for determining revenue recognition. As a result of the deferral, public entities were required to apply the revised revenue recognition standard for the annual reporting period beginning on or after December 15, 2017, including interim periods within that annual reporting period. The Company adopted this standard using the modified retrospective method on January 1, 2018. The Company completed its analysis of the new revenue standard and determined that it would not materially impact the allocation and timing of recognition of previously reported revenues from the sale of products or performance of research and development services. In addition, the Company determined that there were no incremental contract costs or contract fulfillment costs to be recognized in connection with the adoption. Based on the Company’s analysis, no adjustment to retained earnings was required as of the January 1, 2018 adoption date. Accordingly, the Company’s application of the standard did not have a material impact on the Company’s consolidated balance sheet at January 1, 2018 and did not have a material impact to its statement of operations for the years ended December 31, 2018, 2017 and 2016.

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

Standards to be Implemented After December 31, 2018

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). FASB ASU 2016-02 modifies the accounting for leases and requires that all leases be recorded on the consolidated balance sheets as assets and liabilities. This standard is effective for fiscal years beginning after December 15, 2018. The Company will adopt this standard using the modified retrospective transition approach with the effective date as the date of initial application. As a result, the Company will not update financial information and will not provide the disclosures required under the new standard for dates and periods before January 1, 2019. To measure its lease liabilities, the Company will use its incremental borrowing rate as of the date of adoption or the rate implicit in the lease, if available. The discount rate will be applied to the remaining lease term and remaining payments at the date of adoption. The Company will elect the package of practical expedients under the new standard, which permits the Company to not reassess prior conclusions about lease identification, lease classification, and initial direct costs. The Company completed its analysis of the new standard and determined that it will have a material effect on the consolidated financial statements. The most significant effects relate to the recognition of new right-of-use, or ROU, assets and lease liabilities on the consolidated balance sheets and the provision of significant new disclosures about leasing activities. Based on the Company’s analysis, the Company will recognize operating lease liabilities of approximately $6.0 million with corresponding ROU assets of approximately $4.6 million. Additionally, the Company will derecognize existing deferred rent liabilities of $1.4 million. The Company will elect the short-term lease recognition exemption for all leases that qualify. For leases that qualify for this exemption, the Company will not recognize ROU assets or lease liabilities. The Company will also elect the practical expedient to not separate lease and non-lease components for all of our equipment leases.

(3) Revenue from Contracts with Customers

On January 1, 2018, the Company Adopted Accounting Standards Codification 606, Revenue from Contracts with Customers (ASC 606) using the modified retrospective method for all contracts not completed as of the date of adoption. The adoption of ASC 606 did not have a material impact on the allocation and timing of the recognition of previously reported revenues from the sale of products, subsea projects or performance of research services. In addition, the Company determined that there are no incremental contract costs or contract fulfillment costs associated with the adoption. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605. The adoption of ASC 606 represents a change in accounting principle that more closely aligns revenue recognition with the delivery of the Company's product or research services and will provide financial statement readers with enhanced disclosures.

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange from those goods or services. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (i) identification of the contract with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the separate performance obligations in the contract; and (v) recognition of the revenue associated with performance obligations as they are satisfied. The Company applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. The Company did not have any contracts outstanding at January 1, 2018 and did not enter into any contracts during the year ended December 31, 2018 that contained a significant financing component.

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

The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using historical rates of return, current quarter credit sales, and specific items of exposure on a contract by contract basis. Sales return reserves were less than $0.1 million at both December 31, 2018 and December 31, 2017.

Subsea Projects

The Company manufactures and sells subsea products that are designed for pipe-in-pipe applications in offshore oil production and are typically customized to meet customer specifications. Subsea products typically have no alternative use and contain an enforceable right to payment. Customer invoicing terms for subsea products are typically based on certain milestones within the production and delivery schedule. Under the provisions of ASC 606, the Company recognizes revenue at a point in time when transfer of control of the products is passed to the customer, or over time utilizing the input/cost-to-cost method. The timing of revenue recognition is assessed on a contract by contract basis. During the year ended December 31, 2018, the Company recognized $8.1 million in connection with subsea projects.

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary geographical region and source of revenue:

	Year Ended
	December 31, 2018
	U.S.	International	Total
	(In thousands)
Geographical region
Asia	$—	$34,597	$34,597
Canada	—	4,749	4,749
Europe	—	19,905	19,905
Latin America	—	3,377	3,377
U.S.	41,733	—	41,733
Total revenue	$41,733	$62,628	$104,361

Source of revenue
Product revenue	$39,490	$54,487	$93,977
Subsea projects	5	8,141	8,146
Research services	2,238	—	2,238
Total revenue	$41,733	$62,628	$104,361

Contract Balances

The following table presents changes in the Company’s contract assets and contract liabilities during the year ended December 31, 2018:

	Balance at December 31, 2017	Additions	Deductions	Balance at December 31, 2018
	(In thousands)
Contract assets
Subsea projects	$2,463	$8,555	$(8,276)	$2,742
Research services	425	2,283	(2,339)	369
Total contract assets	$2,888	$10,838	$(10,615)	$3,111
Contract liabilities
Deferred revenue
Product revenue	$1,178	$1,890	$(1,317)	$1,751
Subsea projects	126	7,037	(6,382)	781
Research services	-	180	(83)	97
Prepayment liability	-	5,000	(515)	4,485
Total contract liabilities	$1,304	$14,107	$(8,297)	$7,114

During the year ended December 31, 2018, the Company recognized $1.3 million of revenue that was included in deferred revenue at the beginning of the period.

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

Transition Disclosures

There was no difference in the accounting for revenue transactions under ASC 606 or ASC 605 as of and for the year ended December 31, 2017. The following tables summarize the impacts of adopting ASC 606 on certain components of the Company’s consolidated financial statements as of and for the year ended December 31, 2018:

Consolidated Balance Sheets

	As of December 31, 2018
	As reported under ASC 606	Pro forma as if ASC 605 was in effect
	(In thousands)
Inventories	$7,318	$10,572
Total current assets	37,251	40,505
Total assets	99,023	102,277
Deferred revenue	2,629	5,759
Total current liabilities	23,066	26,196
Total liabilities	28,769	31,899
Accumulated deficit	(471,585)	(471,461)
Total stockholders’ equity	70,254	70,378
Total liabilities and stockholders’ equity	99,023	102,277

          Total reported assets and liabilities were approximately $3.3 million and $3.1 million, respectively, less than the pro forma consolidated balance sheet which assumes ASC 605 guidance remained in effect as of December 31, 2018. Reported inventories and deferred revenue reflect the impact of revenue recognized over time utilizing the input/cost-to-cost method for subsea projects during the year ended December 31, 2018.

Consolidated Statements of Operations

	Year Ended December 31, 2018
	As reported under ASC 606	Pro forma as if ASC 605 was in effect
	(In thousands)
Product revenue	$102,123	$98,993
Total revenue	104,361	101,231
Product cost of revenue	90,660	87,406
Gross profit	12,669	12,793
Loss from operations	(33,916)	(33,792)
Net loss	(34,440)	(34,316)

Total reported product revenue and product cost of revenue were approximately, $3.1 million and $3.3 million, respectively, greater than the pro forma consolidated statement of operations for the year ended December 31, 2018 under ASC 606. Reported revenue and cost of revenue reflect the impact of revenue recognized over time utilizing the input/cost-to-cost method for subsea projects during the year ended December 31, 2018. Under ASC 605 subsea projects revenue was recognized at a point in time when transfer of control of the product passed to the customer.

The impact of the adoption of ASC 606 on the consolidated statement of cash flows for the year ended December 31, 2018 was not material and had no impact on net cash used in operating activities.

(4) Inventories

Inventories consist of the following:

	December 31,
	2018	2017
	(In thousands)
Raw material	$3,159	$2,543
Finished goods	4,159	6,372
Total	$7,318	$8,915

(5) Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	December 31,
	2018	2017	Useful life
	(In thousands)
Construction in progress	$1,568	$7,699	—
Buildings	24,016	24,013	30 years
Machinery and equipment	120,466	118,786	3 — 10 years
Computer equipment and software	8,352	8,099	3 years
Total	154,402	158,597
Accumulated depreciation and amortization	(92,703)	(82,530)
Property, plant and equipment, net	$61,699	$76,067

Depreciation expense was $10.8 million, $10.8 million and $9.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. Amortization associated with assets under capital leases was less than $0.1 million for years ended December 31, 2017 and 2016. The Company had no assets under capital leases during the year ended December 31, 2018.

Construction in progress totaled $1.6 million and $7.7 million at December 31, 2018 and 2017, respectively. The balance at December 31, 2017 included engineering designs and other pre-construction costs totaling $7.2 million for a planned manufacturing facility in Statesboro, Georgia. In addition, construction in progress included $1.2 million and less than $0.1 million at December 31, 2018 and 2017, respectively, related to projects associated with the Company’s plan to expand the capacity of the East Providence, Rhode Island facility.

The Company had previously completed the design and engineering for a second manufacturing facility to be located in Statesboro, Georgia supported by a package of incentives, including free land, from state and local governmental authorities. During 2016, the Company elected to delay construction of the facility due to its assessment of future demand. In December 2018, the local governmental authorities notified the Company that they will exercise their right to terminate the incentive package in February 2019 and to make the identified site available to other parties. In addition, the Company determined that due to its cumulative manufacturing process advancements since 2016 and expected additional improvements in the near future, it will not use the existing design and engineering to construct a second facility in any location. Accordingly, the Company determined that the design and engineering costs are not recoverable and recorded an impairment charge of $7.4 million on construction in progress assets during 2018.

(6) Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2018	2017
	(In thousands)
Employee compensation	$2,750	$4,633
Other accrued expenses	1,114	1,229
Total	$3,864	$5,862

(7) Revolving Line of Credit

The Company is party to an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (Loan Agreement). On January 25, 2018, the Loan Agreement was amended to extend the maturity date of the facility to April 28, 2018. On April 25, 2018, the Loan Agreement was further amended to extend the maturity date of the facility to April 28, 2019. Under the Loan Agreement, the Company may borrow up to $20.0 million subject to compliance with certain covenants and borrowing base limitations. At the Company’s election, the interest rate applicable to borrowings may be based on the prime rate or LIBOR. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 2.00% per annum, while LIBOR-based rates vary from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum. In addition, the Company is required to pay a monthly unused line fee of 0.5% per annum of the average unused portion of the facility. Obligations under the Loan Agreement are secured by a security interest in all assets of the Company, including those at the East Providence facility, except for certain exclusions.

During the year ended December 31, 2018, the Company borrowed $56.7 million and repaid $56.3 million under the line of credit. At December 31, 2018 and 2017, the Company had $4.2 million and $3.8 million drawn on the revolving credit facility. Under the Loan Agreement, the Company is required to comply with both non-financial and financial covenants, including minimum Adjusted EBITDA and minimum Adjusted Quick Ratio covenants, as defined. In May 2018, August 2018 and November 2018, the Company obtained a waiver from Silicon Valley Bank related to its compliance with the Adjusted Quick Ratio covenant. These waivers were subject to the Company’s meeting certain conditions, including, in the case of the November 2018 waiver, the Company’s issuance of $3.25 million in equity or receipt of $5.0 million in customer advanced payments on or before January 31, 2019. The Company met the conditions of the November 2018 waiver upon receipt on January 30, 2019 of a $5.0 million prepayment from BASF. In December 2018, the Company obtained and subsequently met the conditions of a waiver from Silicon Valley Bank related to its compliance with the minimum Adjusted EBITDA covenant. The Company was in compliance with all non-financial and financial covenants as of December 31, 2018 under the terms of the waivers.

The Company has been required to provide letters of credit to secure obligations under certain commercial contracts. The Company had outstanding letters of credit backed by the revolving credit facility of $1.6 million and $2.3 million at December 31, 2018 and 2017, respectively, which reduce the funds otherwise available to the Company under the facility.

At December 31, 2018, the effective amount available to the Company under the revolving credit facility was $10.3 million after giving effect to the $4.2 million in outstanding borrowings and $1.6 million of outstanding letters of credit.

(8) Other Expense, net

For the years ended December 31, 2018 and 2017, other expense, net of $0.5 million and $0.2 million, respectively, consisted primarily of fees and interest expense related to the Company’s revolving credit facility with Silicon Valley Bank.

For the year ended December 31, 2016, other expense, net of $0.8 million consisted of $0.7 million of postponed financing costs related to the Company’s decision to delay the construction and to terminate the financing of a second manufacturing facility during the year and $0.1 million of interest expense related to the revolving credit facility with Silicon Valley Bank.

(9) Deferred Rent

The Company leases office and warehouse space in Northborough, Massachusetts and East Providence Rhode Island.

For leases that contain fixed increases in the minimum annual lease payments during the term of the lease, the Company recognizes rental expense on a straight-line basis over the lease term, and records the difference between rent expense and the amount currently payable in deferred rent.

Deferred rent consists of the following:

	December 31,
	2018	2017
	(In thousands)
Deferred rent	$1,368	$1,511
Current maturities of deferred rent	(150)	(208)
Deferred rent, less current maturities	$1,218	$1,303

(10) Commitments and Contingencies

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

Under the terms of the lease extension, the landlord provided the Company with an allowance of $1.2 million to be utilized for improvements to the leased premises. These amounts are recorded as a component of deferred rent in determining the minimum lease payments for the property. At December 31, 2018 and 2017, the Company had capitalized $1.2 million in associated leasehold improvement costs.

The Company also leases facilities and equipment under operating leases expiring at various dates through 2024. Under these agreements, the Company is obligated to pay annual rent, real estate taxes, and certain operating expenses.

Future minimum lease payments under operating leases at December 31, 2018 are as follows:

Year	Operating Leases
(In thousands)
2019	$1,375
2020	1,304
2021	1,124
2022	1,068
2023	1,082
Thereafter	1,701
Total minimum lease payments	$7,654

The Company incurred rent expense under all operating leases of approximately $1.5 million, $1.4 million and $1.5 million in the years ended December 31, 2018, 2017 and 2016, respectively.

Letters of Credit

The Company has been required to provide certain customers with letters of credit securing obligations under commercial contracts. The Company had letters of credit outstanding of $1.6 million and $2.3 million at December 31, 2018 and 2017, respectively. These letters of credit are secured by the Company’s revolving credit facility (see note 7).

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

In addition, BASF, in its sole discretion, may make prepayments to the Company in the aggregate amount of up to $22.0 million during the term of the Supply Agreement. BASF agreed to make prepayments in the amount of $5.0 million to the Company in 2018 (the 2018 Prepayment). The amounts and terms of additional prepayments, if any, are subject to negotiation between the Company and BASF.

After January 1, 2019, the Company will, at BASF’s instruction, credit up to 25.3% of any amounts invoiced by the Company for Spaceloft A2 product sold to BASF against the 2018 Prepayment balance. However, BASF has no obligation to purchase products under the Supply Agreement. If any of the 2018 Prepayment remains uncredited as of December 31, 2021, BASF may request that the Company repay the uncredited amount to BASF. The prepayment obligation is secured by a security interest in real estate, plant and equipment at the Company’s Rhode Island facility and a license to certain intellectual property.

As of December 31, 2018, the Company had recorded the 2018 Prepayment of $5.0 million as a prepayment liability, net of the current portion of $0.5 million which is included within deferred revenue on the consolidated balance sheet.

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

(11) Stockholders’ Equity

At December 31, 2018 and 2017, the Company was authorized to issue 130,000,000 shares of stock, of which 125,000,000 shares were designated as common stock and 5,000,000 shares were designated as preferred stock.

(12) Employee Benefit Plan

The Company sponsors the Aspen Aerogels, Inc. 401(k) Plan. Under the terms of the plan, the Company’s employees may contribute a percentage of their pretax earnings. During each of the years ended December 31, 2018, 2017 and 2016, the Company provided matching contributions of $0.2 million.

(13) Employee Stock Ownership Plans

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

During 2018, the Company granted 58,062 shares of restricted common stock with a grant date fair value of $0.3 million and 81,102 NSOs to purchase shares of common stock with a grant date fair value of $0.4 million to its non-employee directors. The awards to non-employee directors during 2018 will vest over a period of one year. The Company also granted 497,910 RSUs with a grant date fair value of $2.3 million and 493,154 NSOs to purchase shares of common stock with a grant date fair value of $1.1 million to employees. The RSUs and NSOs granted to employees during 2018 will vest over a three year period. All awards to nonemployee directors and employees during 2018 were granted under the 2014 Equity Plan.
On December 11, 2015, the Company issued certain equity grants to its chief executive officer which included 78,125 shares of restricted stock, 84,745 NSOs to purchase shares of common stock vesting solely over three years and 370,181 NSOs to purchase shares of common stock vesting subject to certain common stock price target achievements, as defined, over a three to five year period (the CEO Options). Collectively, these equity grants had an aggregate fair value of $2.0 million at the time of grant. The restricted stock award will vest based on achievement of a Company financial performance target for fiscal year 2020.

On August 2, 2017, the Company modified the performance target for the year ending December 31, 2020 with respect to 78,125 shares of restricted stock held by its chief executive officer. In addition, the Company modified the vesting conditions of 131,578 and 122,324 NSOs held by its chief executive officer to purchase shares of common stock to extend the time period to achieve certain common stock price targets by an additional year to four and five years from the date of grant, respectively.

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

On November 7, 2018, the Company modified the vesting conditions of the CEO Options such that in the event of a change in control, all the outstanding NSOs would vest, regardless of whether or not the common stock price target vesting conditions of the NSOs are achieved. The total incremental compensation expense resulting from the modification was approximately $0.1 million which will be recognized over the remaining term of the options.

Stock-based compensation is included in cost of sales or operating expenses, as applicable, and consists of the following:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Cost of product revenue	$577	$790	$796
Research and development expenses	461	555	594
Sales and marketing expenses	815	1,096	1,066
General and administrative expenses	2,449	2,650	2,857
Total stock-based compensation	$4,302	$5,091	$5,313

At December 31, 2018, 3,780,217 shares of common stock were reserved for issuance upon the exercise or vesting, as appropriate, of outstanding stock-based awards granted under the 2014 Equity Plan. In addition, at December 31, 2018, 89,465 shares of common stock were reserved issuance upon the exercise of outstanding options granted under the Company’s 2001 Equity Incentive Plan, as amended (the 2001 Equity Plan). Any cancellations or forfeitures of the options outstanding under the 2001 Equity Plan will result in the shares reserved for issuance upon exercise or such options becoming available for grant under the 2014 Equity Plan. At December 31, 2018, there were 1,815,982 shares available for future grant under the 2014 Equity Plan.

Stock Options Valuation and Amortization Method

The fair value of each stock option is estimated as of the date of grant using the Black-Scholes option pricing model. Key inputs into this formula included expected term, expected volatility, expected dividend yield and the risk-free rate. Each assumption is set forth and discussed below.

The Company used a Monte Carlo Simulation model to estimate the original grant date fair value of the CEO Options as well as the 2017 and 2018 modifications. The simulation model was based on the Black-Scholes option pricing model and a number of complex assumptions including (i) whether the vesting condition is satisfied within the time-vesting periods, and (ii) the date the common stock price target is met per the terms of the agreement.

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

Expected Volatility

Due to the Company’s limited historical data, the Company’s uses an estimated volatility based on the historical volatility of comparable companies with publicly available share prices. In 2018, 2017 and 2016, the expected volatility is based on the weighted average volatility of up to 17 companies with business, financial and market attributes that the Company believes are similar to its own.

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

Prior to adopting ASU 2016-09, forfeitures were required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on voluntary termination behavior as well as analysis of actual option forfeitures. Accordingly, share-based compensation expense had been reduced by an estimated annual forfeiture rate for the year ended December 31, 2016.

Assumptions Utilized

The following information relates to the fair value of the option awards estimated by use of the Black-Scholes option pricing model:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Weighted average assumptions:
Expected term (in years)	5.93	5.86	5.86
Expected volatility	47.68%	51.95%	53.56%
Risk free rate	2.76%	1.99%	1.36%
Expected dividend yield	0.00%	0.00%	0.00%
Weighted average fair value:
Grant-date fair value of options granted	$2.29	$2.08	$2.16
Grant-date fair value of options vested	$3.29	$3.98	$7.58
Aggregate intrinsic value of options exercised	$—	$—	$—

Outstanding Options

The following table summarizes information about stock options outstanding:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	($ in thousands, except share and per share data)
Options outstanding at December 31, 2017	2,432,906	$7.18	$10.48	7.64	$554,236
Granted	574,256	$2.29	$4.73
Forfeited	(12,710)	$11.65	$16.07
Exercised	—	$—	$—		$—
Options outstanding at December 31, 2018	2,994,452	$6.22	$9.34	7.11	$—
Exercisable at December 31, 2018	1,743,482	$8.87	$12.40	6.32	$—
Expected to vest at December 31, 2018	1,250,970	$2.53	$5.08	8.22	$—

As of December 31, 2018, total unrecognized compensation cost related to non-vested service-based options granted under the 2014 Equity Plan was $1.7 million. The unrecognized compensation cost for the service-based options is expected to be recognized over a weighted average period of 1.75 years.

Restricted Stock Awards and Restricted Stock Units

The Company values restricted stock awards and RSUs based on the closing price of our shares on the date of grant. RSUs have time-based vesting conditions and typically vest over three or four years. Restricted stock awards issued to nonemployee directors generally vest in full one year from the date of grant.

Information related to grants of RSUs during 2018 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2017	827,391	$4.59
Granted	497,910	4.62
Vested	(391,989)	5.13
Forfeited	(58,085)	4.31
Balance at December 31, 2018	875,227	$4.38

Restricted stock awards granted during 2018 are considered issued and outstanding common stock and are excluded from the table above. As of December 31, 2018 there were 136,187 shares of restricted stock outstanding.

The total intrinsic value of restricted stock and RSUs that vested in 2018 and 2017 was $0.8 million and $1.4 million, respectively. As of December 31, 2018, 933,289 of the total shares of restricted stock and RSUs outstanding will vest upon the fulfillment of service conditions. In addition, 78,125 shares of restricted stock will vest only if a certain performance condition is achieved. As of December 31, 2018, the Company had determined that the performance-based condition was probable and $0.2 million in compensation expense was recorded to date in conjunction with the award.

As of December 31, 2018, total unrecognized compensation cost related to restricted stock awards of $0.1 million, RSUs of $2.3 million and restricted stock with performance-based conditions of $0.1 million is expected to be recognized over a weighted average period of 0.47 years, 1.80 years and 2.00 years, respectively.

(14) Net Loss Per Share

The computation of basic and diluted net loss per share consists of the following:

	Year ended December 31,
	2018	2017	2016
	(In thousands, except share and per share data)
Numerator:
Net loss	$(34,440)	$(19,321)	$(12,023)
Denominator:
Weighted average shares outstanding, basic and diluted	23,738,852	23,390,235	23,139,807

Net loss per share, basic and diluted	$(1.45)	$(0.83)	$(0.52)

Potentially dilutive common shares that were excluded from the computation of diluted net loss per share because they were anti-dilutive consist of the following:

	Year ended December 31,
	2018	2017	2016
Common stock options	2,994,452	2,432,906	2,063,574
Restricted common stock units	875,227	827,391	682,085
Common stock warrants	—	—	115
Restricted common stock awards	136,187	151,859	153,277
Total	4,005,866	3,412,156	2,899,051

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

As of December 31, 2018 and 2017, there was no dilutive impact of the common stock options, RSUs, common stock warrants and restricted stock awards.

(15) Income Taxes

The Company incurred net operating losses and recorded a full valuation allowance against net deferred assets for all periods presented. Accordingly, the Company has not recorded a provision for federal or state income taxes.

The reconciliation between the U.S. statutory income tax rate and the Company’s effective rate consists of the following:

	Year Ended December 31,
	2018	2017	2016
U.S. federal income tax statutory rate	21%	35%	35%
Permanent differences	—%	(3)%	(4)%
State tax, net of federal benefit	2%	(5)%	(1)%
Changes in valuation allowance for deferred tax assets	(22)%	113%	(30)%
Stock-based compensation	—%	—%	(1)%
2017 Tax Cuts and Jobs Act	—%	(138)%	—%
Other	(1)%	(2)%	1%
Effective tax rate	—	—	—

The tax effects of temporary differences between financial statement and tax accounting that gave rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2018 and 2017 are presented below:

	December 31,
	2018	2017
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$51,629	$45,307
Stock-based compensation	5,194	4,719
Tax credit carryforwards	296	308
Reserves and accruals	1,258	492
Interest expense limitation	135	—
Intangible assets and amortization	50	56
Total gross deferred tax assets	58,562	50,882
Deferred tax liabilities:
Depreciation	(4,614)	(4,645)
Total deferred tax liabilities	(4,614)	(4,645)
Total deferred tax assets and liabilities	53,948	46,237
Valuation allowance	(53,948)	(46,237)
Net deferred tax asset	$—	$—

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (TCJA) tax reform legislation. This legislation makes significant change in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from 34% to 21% for the year ending 2018. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at the 21% rate as of December 31, 2017. This resulted in a decrease in the Company’s net deferred tax asset and corresponding valuation allowance of $26.7 million. As the Company maintains a full valuation allowance against its net deferred tax asset position in the United States, this revaluation did not result in an income tax expense or benefit in the prior year. The provisions of the TCJA related to the one-time mandatory transition tax on deemed repatriation did not have an impact on the Company’s results of operations during the years ended December 31, 2018 and 2017. The other provisions of the TCJA did not have a material impact on the Company’s 2018 or 2017 consolidated financial statements.

The Company is subject to additional requirements of the TCJA which became effective during the year ended December 31, 2018. The change in tax law allows post-2017 federal net operating losses to be carried forward indefinitely and allows such net operating losses to offset up to 80% of future taxable income. The Company is also subject to the rules regarding global intangible low-taxed income (“GILTI”), which the Company has elected to account for as a period cost, the limitation on the deductibility of certain executive compensation and interest expense and other immaterial provisions.

The net change in the valuation allowance for the year ended December 31, 2018, was an increase of $7.7 million. The Company has recorded a full valuation allowance against its deferred tax assets due to the uncertainty associated with the utilization of the net operating loss carryforwards and other future deductible items. In assessing the realizability of deferred tax assets, the Company considers all available evidence, historical and prospective, with greater weight given to historical evidence, in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the Company’s deferred tax assets generally is dependent upon generation of future taxable income.

At December 31, 2018, the Company had $223.1 million of net operating losses available to offset future federal income, if any, of which $194.6 million expire on various dates through December 31, 2037. Net operating losses of $28.5 million generated during the year ended December 31, 2018 have an unlimited carryforward.

At December 31, 2018, the Company has $82.1 million of apportioned net operating losses available to offset future state taxable income, if any, and which begin to expire at various dates between 2019 and 2038.

For each of the years ended December 31, 2018, 2017 and 2016, the Company did not have any material unrecognized tax benefits and thus no interest and penalties related to unrecognized tax benefits were recorded. In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next twelve months.

The Company files a federal income tax return in the United States and income tax returns in various state and foreign jurisdictions. All tax years are open for examination by the taxing authorities for both federal and state purposes.

The Securities & Exchange Commission staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the tax reform legislation. In accordance with SAB 118, the Company has recognized the provisional tax impacts, outlined above, related to the re-measurement of its deferred income tax assets and liabilities associated with the one-time mandatory transition tax on deemed repatriation. The ultimate impact may differ from the provisional amounts, due to, among other things, the significant complexity of the 2017 Tax Act and anticipated additional regulatory guidance that may be issued by the IRS, changes in analysis, interpretations and assumptions the Company has made and actions the Company may take as a result of the 2017 Tax Act. The Company has completed its review of the 2017 Tax Act and noted no material changes to its initial assessment.

(16) Subsequent Events

The Company has evaluated subsequent events through March 8, 2019, the date of issuance of the consolidated financial statements for the year ended December 31, 2018.

On January 14, 2019, the Company entered into an addendum to its existing supply agreement with BASF. Pursuant to the addendum, BASF remitted a prepayment in the amount of $5.0 million to the Company during January 2019. The Company will credit 50.0% of any amounts that we invoice for a newly developed product sold to BASF after January 1, 2020 against the outstanding balance of this 2019 prepayment. After December 31, 2022, BASF may elect to have the Company credit 24.7% of any amounts we invoice for Spaceloft A2 sold to BASF against the outstanding balance of this 2019 prepayment, if any, or request that the Company repay the uncredited amount of the 2019 prepayment to BASF in full.

On March 4, 2019, the Company’s revolving credit facility with Silicon Valley Bank was amended to extend the maturity date of the facility to April 28, 2020. Under the Company’s revolving credit facility, it is permitted to borrow a maximum of $20.0 million, subject to continued covenant compliance and borrowing base requirements. At the Company’s election, the interest rate applicable to borrowings under the revolving credit facility may be based on the prime rate or LIBOR. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 2.00% per annum, while LIBOR-based rates vary from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum. In addition, the Company is required to pay a monthly unused revolving line facility fee of 0.5% per annum of the average unused portion of the revolving credit facility. The credit facility has also been amended to (i) revise the definition of “Borrowing Base” to remove the eligible inventory component of the Borrowing Base, (ii) remove the Adjusted Quick Ratio financial covenant set forth in the loan agreement and (iii) establish certain minimum Adjusted EBITDA levels with respect to the minimum Adjusted EBITDA financial covenant for the extended term. The Company intends to extend or replace the facility prior to its maturity.

QUARTERLY RESULTS OF OPERATIONS

	Three Months Ended
	March 31,	June 30,	Sept 30,	Dec 31,
	(in thousands, except per share data)
	(unaudited)
2018
Total revenue	$23,074	$21,671	$23,937	$35,679
Gross profit	2,810	2,744	1,529	5,586
Loss from operations	(6,750)	(6,855)	(6,369)	(13,942)
Net loss	(6,842)	(6,958)	(6,532)	(14,108)
Net loss per share basic and diluted common share - basic	$(0.29)	$(0.29)	$(0.27)	$(0.59)
2017
Total revenue	$23,002	$25,069	$27,198	$36,362
Gross profit	2,221	3,694	4,948	7,808
Loss from operations	(9,052)	(5,433)	(3,030)	(1,621)
Net loss	(9,078)	(5,472)	(3,088)	(1,683)
Net income loss per share basic and diluted common share - basic	$(0.39)	$(0.23)	$(0.13)	$(0.07)

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Year	Charges to Costs and Expenses (a)	Recoveries of Costs and Expenses (b)	Deductions to Allowances for Uncollectible Accounts (c)	Charges to (Deductions from) Other Accounts (d)	Balance at End of Year
Year Ended December 31, 2018:
Allowances for uncollectible accounts and sales returns and allowances	$93	2,961	(39)	(142)	4	$2,877
Year Ended December 31, 2017:
Allowances for uncollectible accounts and sales returns and allowances	$93	—	—	—	—	$93
Year Ended December 31, 2016:
Allowances for uncollectible accounts and sales returns and allowances	$89	—	—	—	4	$93

(a)Represents allowances for uncollectible accounts established through general and administrative expenses.

(b)Represents recoveries of allowances for uncollectible accounts established through general and administrative expenses.

(c)Represents actual write-offs of uncollectible accounts.

(d)Represents net change in allowances for sales returns, recorded as contra-revenue.

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

As of December 31, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded, that, as of December 31, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment, management believes that, as of December 31, 2018, the Company’s internal control over financial reporting is effective based on those criteria.

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

Amendment to SVB Credit Facility

On March 4, 2019, our revolving credit facility with Silicon Valley Bank was amended to extend the maturity date of the facility to April 28, 2020. Under our revolving credit facility, we are permitted to borrow a maximum of $20.0 million, subject to continued covenant compliance and borrowing base requirements. At our election, the interest rate applicable to borrowings under the revolving credit facility may be based on the prime rate or LIBOR. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 2.00% per annum, while LIBOR-based rates vary from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum. In addition, we are required to pay a monthly unused revolving line facility fee of 0.5% per annum of the average unused portion of the revolving credit facility. The credit facility has also been amended to (i) revise the definition of “Borrowing Base” to remove the eligible inventory component of the Borrowing Base, (ii) remove the Adjusted Quick Ratio financial covenant set forth in the loan agreement and (iii) establish certain minimum Adjusted EBITDA levels with respect to the minimum Adjusted EBITDA financial covenant for the extended term. We intend to extend or replace the facility prior to its maturity.

The foregoing description of the amendment to the credit facility is only a summary of its material terms and does not purport to be complete. This summary is qualified in its entirety by reference to the description of the amendment to the credit facility, a copy of which will be filed as an exhibit to a future periodic report of the Company.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders.

PART IV

Item 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 15(a). The following documents are filed as part of this Annual Report on Form 10-K:

Item 15(a)(1) The following consolidated financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations for the Years Ended December 31, 2018, 2017, and 2016

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

Item 15(a)(2) The following financial statements schedule is included in Part II, Item 8:

Schedule II – Valuation and Qualifying Accounts

All other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Restated Certificate of Incorporation of the Registrant, as filed with the Secretary of State of the State of Delaware on June 18, 2014.		Form 8-K (Exhibit 3.2)	6/19/14	001-36481

3.2	Restated Bylaws of Aspen Aerogels, Inc.		Form 8-K (Exhibit 3.3)	6/19/14	001-36481

4.1	Form of common stock certificate.		Amendment No. 1 to Form S-1 (Exhibit 4.1)	5/14/14	333-195523

4.2	Form of warrant to purchase common stock issued by the Registrant in connection with 2004 and 2005 financing arrangements, as amended and restated.		Form S-1 (Exhibit 4.2)	4/28/14	333-195523

4.3	Form of warrant to purchase common stock issued by the Registrant in connection with the 2005 equity financing, as amended and restated.		Form S-1 (Exhibit 4.3)	4/28/14	333-195523

4.4	Form of warrant to purchase common stock issued by the Registrant in connection with the 2008 reorganization.		Form S-1 (Exhibit 4.4)	4/28/14	333-195523

4.5	Form of warrant to purchase common stock issued by the Registrant in connection with the 2008 financing.		Form S-1 (Exhibit 4.5)	4/28/14	333-195523

4.6	Form of warrant to purchase common stock issued by the Registrant in connection with the 2010 subordinated note and warrant financing.		Form S-1 (Exhibit 4.6)	4/28/14	333-195523

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

4.7	Sixth amended and restated registration rights agreement, dated as of June 11, 2012, by and among the Registrant and the investors named therein, as amended.		Form S-1 (Exhibit 4.8)	4/28/14	333-195523

9.1	Letter agreement, dated as of June 11, 2014, by and between the Registrant and the Fidelity Funds.		Amendment No. 5 to Form S-1 (Exhibit 9.1)	6/12/14	333-195523

10.1	2001 equity incentive plan, as amended. +		Form S-1 (Exhibit 10.1.1)	4/28/14	333-195523

10.2	Form of incentive stock option agreement granted under 2001 equity incentive plan, as amended.+		Form S-1 (Exhibit 10.1.2)	4/28/14	333-195523

10.3	Form of 2013 incentive stock option agreement for options issued in exchange for the forfeiture of options granted under 2001 equity incentive plan, as amended.+		Form S-1 (Exhibit 10.1.3)	4/28/14	333-195523

10.4	Form of 2013 performance-based incentive stock option agreement granted under 2001 equity incentive plan, as amended.+		Form S-1 (Exhibit 10.1.4)	4/28/14	333-195523

10.5	Form of non-qualified stock option agreement granted under 2001 equity incentive plan, as amended.+		Form S-1 (Exhibit 10.1.5)	4/28/14	333-195523

10.6	Form of 2013 non-qualified stock option agreement for options issued in exchange for the forfeiture of options granted under 2001 equity incentive plan, as amended.+		Form S-1 (Exhibit 10.1.6)	4/28/14	333-195523

10.7	Form of 2013 performance-based non-qualified stock option agreement granted under 2001 equity incentive plan, as amended.+		Form S-1 (Exhibit 10.1.7)	4/28/14	333-195523

10.8	Form of 2013 independent director stock option agreement for options issued in exchange for the forfeiture of options granted under 2001 equity incentive plan, as amended.+		Form S-1 (Exhibit 10.1.8)	4/28/14	333-195523

10.9	Form of 2013 performance-based independent director stock option agreement granted under 2001 equity incentive plan, as amended.+		Form S-1 (Exhibit 10.1.9)	4/28/14	333-195523

10.10	2014 employee, director and consultant equity incentive plan. +		Form S-8 (Exhibit 99.10)	8/13/14	333-198124

10.11	Form of stock option agreement granted under 2014 employee, director and consultant equity incentive plan.+		Amendment No. 1 to Form S-1 (Exhibit 10.2.2)	5/14/14	333-195523

10.12	Form of restricted stock unit agreement for executive officers under 2014 employee, director and consultant equity incentive plan. +		Form 10-Q (Exhibit 10.3)	11/7/14	001-36481

10.13	Form of restricted stock agreement for directors under 2014 employee, director and consultant equity incentive plan. +		Amendment No. 1 to Form S-1 (Exhibit 10.2.3)	5/14/14	333-195523

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.14	Multi-tenant industrial net lease, dated August 20, 2001, by and between the Registrant and Cabot II — MA1M03, LLC (as successor landlord to TMT290 Industrial Park, Inc.), as amended.		Form S-1 (Exhibit 10.3)	4/28/14	333-195523

10.15	Amended and Restated Loan and Security Agreement dated September 3, 2014 and effective as of August 31, 2014, by and between the Company and Silicon Valley Bank.		Form 8-K (Exhibit 10.1)	9/9/14	001-36481

10.15.1	Consent and First Amendment to the Amended and Restated Loan and Security Agreement, dated August 19, 2016, by and between the Registrant and Silicon Valley Bank.		Form 10-Q (Exhibit 10.1)	11/3/16	001-36481

10.15.2	Second Amendment to the Amended and Restated Loan and Security Agreement, dated November 23, 2016, by and between the registrant and Silicon Valley Bank.		Form 10-K (Exhibit 10.15.3)	3/2/17	001-36481

10.15.3	Third Amendment to the Amended and Restated Loan and Security Agreement, dated December 27, 2016, by and between the Registrant and Silicon Valley Bank.		Form 10-K (Exhibit 10.15.4)	3/2/17	001-36481

10.15.4	Fourth Amendment to the Amended and Restated Loan and Security Agreement, dated January 27, 2017, by and between the Registrant and Silicon Valley Bank.		Form 10-Q (Exhibit 10.1)	5/5/17	001-36481

10.15.5	Fifth Amendment to the Amended and Restated Loan and Security Agreement, dated September 27, 2017, by and between the Registrant and Silicon Valley Bank.		Form 10-Q (Exhibit 10.1)	11/3/17	001-36481

10.15.6	Sixth Amendment to the Amended and Restated Loan and Security Agreement, dated January 25, 2018, by and between the Registrant and Silicon Valley Bank.		Form 10-Q (Exhibit 10.1)	5/4/18	001-36481

10.15.7	Seventh Amendment to the Amended and Restated Loan and Security Agreement, dated April 25, 2018, by and between the Registrant and Silicon Valley Bank.		Form 10-Q (Exhibit 10.1)	8/3/18	001-36481

10.15.8

Eighth Amendment to the Amended and Restated Loan and Security Agreement and First Amendment to the Preemptive Forbearance and Conditional Waiver Agreement, dated November 30, 2018, by and between the Registrant and Silicon Valley Bank, further amending a conditional waiver agreement dated August 30, 2018.

X

10.16	Executive agreement, dated as of December 16, 2015, by and between the Registrant and Donald R. Young. +		Form 10-K (Exhibit 10.16)	3/4/16	001-36481

10.16.1	Executive agreement, dated as of November 7, 2018, by and between the Registrant and Donald R. Young. +		Form 10-Q (Exhibit 10.2)	11/7/18	001-36481

10.17	Executive agreement, dated as of December 16, 2015, by and between the Registrant and John F. Fairbanks. +		Form 10-K (Exhibit 10.17)	3/4/16	001-36481

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.18	Executive agreement, dated as of December 16, 2015, by and between the Registrant and George L. Gould, Ph.D. +		Form 10-K (Exhibit 10.18)	3/4/16	001-36481

10.19	Executive agreement, dated as of December 16, 2015, by and between the Registrant and Jeffrey A. Ball. +		Form 10-K (Exhibit 10.19)	3/4/16	001-36481

10.20	Executive agreement, dated as of December 16, 2015, by and between the Registrant and Corby C. Whitaker. +		Form 10-K (Exhibit 10.20)	3/4/16	001-36481

10.20.1	Form of executive agreement, dated as of December 21, 2018, by and between the Registrant and each of Messrs. Fairbanks and Whitaker. +		Form 8-K (Exhibit 10.1)	12/21/18	001-36481

10.21	Executive agreement, dated as of December 16, 2015, by and between the Registrant and Kelley W. Conte. +		Form 10-K (Exhibit 10.21)	3/4/16	001-36481

10.22	Bonus plan. +		Amendment No. 2 to Form S-1 (Exhibit 10.15)	5/22/14	333-195523

10.23	Form of participation letter of executive officers under bonus plan. +		Form 10-K (Exhibit 10.23)	3/2/17	001-36481

10.24	Non-Employee Director Compensation Policy. +		Form 10-Q (Exhibit 10.1)	11/7/18	001-36481

10.25	Compensation Recoupment Policy.	X

10.26	Cross license agreement dated as of April 1, 2006 by and between Cabot Corporation and the Registrant, as amended. *		Form S-1 (Exhibit 10.17)	4/28/14	333-195523

10.27	Form of indemnification agreement with directors and certain officers. +		Amendment No. 1 to Form S-1 (Exhibit 10.18)	5/14/14	333-195523

10.28	Inducement Agreement, dated February 15, 2016, by and between the Registrant and the Development Authority of Bulloch County, the City of Statesboro, Georgia and Bulloch County, Georgia.		Form 10-Q (Exhibit 10.1)	5/6/16	001-36481

10.29	PILOT Agreement, dated February 15, 2016, by and between the Registrant and the Development Authority of Bulloch County, the City of Statesboro, Georgia and Bulloch County, Georgia.		Form 10-Q (Exhibit 10.2)	5/6/16	001-36481

10.30

Performance and Accountability Agreement, dated February 15, 2016, by and between the Registrant and the Development Authority of Bulloch County, the Georgia Department of Community Affairs and the administering agency for the OneGeorgia Authority.

			Form 10-Q (Exhibit 10.3)	5/6/16	001-36481

10.31	Supply Agreement, dated June 21, 2016, by and between the Registrant and BASF SE.*		Form 10-Q (Exhibit 10.1)	8/5/16	001-36481

10.31.1	Amended and Restated Supply Agreement, dated February 16, 2018, by and between the Registrant and BASF SE.*		Form 10-Q (Exhibit 10.2)	5/4/18	001-36481

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.32	Side Agreement, dated June 21, 2016, by and between the Registrant and BASF SE.*		Form 10-Q (Exhibit 10.2)	8/5/16	001-36481

10.32.1	Amended and Restated Side Agreement, dated February 16, 2018, by and between the Registrant and BASF SE.*		Form 10-Q (Exhibit 10.3)	5/4/18	001-36481

10.33	Joint Development Agreement, dated June 21, 2016, by and between the Registrant and BASF SE.*		Form 10-Q (Exhibit 10.3)	8/5/16	001-36481

14.1	Code of business conduct and ethics.		Form 8-K (Exhibit 14.1)	6/22/15	001-36481

21.1	Subsidiaries of the Registrant.	X

23.1	Consent of KPMG LLP.	X

31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.	X

32	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.	X

101

The following materials from the Registrant’s

Annual Report on Form 10-K for the fiscal year

ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2018 and 2017, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2018, 2017 and 2016, (iii) Consolidated Statements Stockholders’ Equity for the Years Ended December 31, 2018, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017, and 2016, and (v) Notes to Consolidated Financial Statements.

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

ASPEN AEROGELS, INC.

Date: March 8, 2019	By:	/s/ Donald R. Young
Donald R. Young
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Donald R. Young Donald R. Young	President, Chief Executive Officer and Director (principal executive officer)	March 8, 2019

/s/ John F. Fairbanks John F. Fairbanks	Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 8, 2019

/s/ William P. Noglows William P. Noglows	Chairman of the Board	March 8, 2019

/s/ Rebecca B. Blalock Rebecca B. Blalock	Director and Chair of the Nominating and Governance Committee	March 8, 2019

/s/ Robert M. Gervis Robert M. Gervis	Director and Chair of the Compensation and Leadership Development Committee	March 8, 2019

/s/ Steven R. Mitchell Steven R. Mitchell	Director	March 8, 2019

/s/ Mark L. Noetzel Mark L. Noetzel	Director	March 8, 2019

/s/ Richard F. Reilly Richard F. Reilly	Director and Chair of the Audit Committee	March 8, 2019