Form 10-Q
period 2019-03-31
ASPEN AEROGELS INC
filed 2019-05-03
CIK 1145986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock	ASPN	The New York Stock Exchange

As of May 1, 2019, the registrant had 24,246,807 shares of common stock outstanding

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

ASPEN AEROGELS, INC.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2019	2018
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$3,369	$3,327
Accounts receivable, net of allowances of $2,880 and $2,877	22,287	25,565
Inventories	9,268	7,318
Prepaid expenses and other current assets	916	1,041
Total current assets	35,840	37,251
Property, plant and equipment, net	59,648	61,699
Operating lease right-of-use assets	4,562	—
Other long-term assets	71	73
Total assets	$100,121	$99,023
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,571	$12,392
Accrued expenses	4,230	3,864
Revolving line of credit	3,325	4,181
Deferred revenue	3,579	2,629
Operating lease liabilities	976	—
Total current liabilities	20,681	23,066
Deferred rent	—	1,218
Prepayment liability	9,838	4,485
Operating lease liabilities long-term	4,926	—
Total liabilities	35,445	28,769
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.00001 par value; 125,000,000 shares authorized, 24,246,807 and 23,973,517 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	542,263	541,839
Accumulated deficit	(477,587)	(471,585)
Total stockholders’ equity	64,676	70,254
Total liabilities and stockholders’ equity	$100,121	$99,023

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
	(In thousands, except share and per share data)
Revenue:
Product	$26,785	$22,521
Research services	1,127	553
Total revenue	27,912	23,074
Cost of revenue:
Product	23,478	20,023
Research services	716	241
Gross profit	3,718	2,810
Operating expenses:
Research and development	1,928	1,605
Sales and marketing	3,511	3,499
General and administrative	4,240	4,456
Total operating expenses	9,679	9,560
Loss from operations	(5,961)	(6,750)
Interest expense, net	(41)	(92)
Total interest expense, net	(41)	(92)
Net loss	$(6,002)	$(6,842)
Net loss per share:
Basic and diluted	$(0.25)	$(0.29)
Weighted-average common shares outstanding:
Basic and diluted	23,930,613	23,567,019

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Preferred Stock $0.00001 Par Value		Common Stock $0.00001 Par Value		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Value	Shares	Value
Balance at December 31, 2018	—	$—	23,973,517	$—	$541,839	$(471,585)	$70,254
Net loss	—	—	—	—	—	(6,002)	(6,002)
Stock compensation expense	—	—	—	—	878	—	878
Vesting of restricted stock units	—	—	273,290	—	(454)	—	(454)
Balance at March 31, 2019	—	$—	24,246,807	$—	$542,263	$(477,587)	$64,676

	Preferred Stock $0.00001 Par Value		Common Stock $0.00001 Par Value		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Value	Shares	Value
Balance at December 31, 2017	—	$—	23,643,189	$—	$538,088	$(437,145)	$100,943
Net loss	—	—	—	—	—	(6,842)	(6,842)
Stock compensation expense	—	—	—	—	1,136	—	1,136
Vesting of restricted stock units	—	—	239,064	—	(504)	—	(504)
Balance at March 31, 2018	—	$—	23,882,253	$—	$538,720	$(443,987)	$94,733

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net loss	$(6,002)	$(6,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,532	3,171
Stock-compensation expense	878	1,136
Operating lease right-of-use assets	217	—
Lease incentives	—	(30)
Changes in operating assets and liabilities:
Accounts receivable	3,278	6,630
Inventories	(1,950)	(1,059)
Prepaid expenses and other assets	127	204
Accounts payable	(3,709)	(3,340)
Accrued expenses	517	(1,923)
Deferred revenue	1,403	(335)
Operating lease liabilities	(246)	—
Other liabilities	(56)	(10)
Net cash used in operating activities	(3,011)	(2,398)
Cash flows from investing activities:
Capital expenditures	(637)	(677)
Net cash used in investing activities	(637)	(677)
Cash flows from financing activities:
Proceeds from borrowings under line of credit	36,914	—
Repayment of borrowings under line of credit	(37,770)	—
Prepayment proceeds under customer supply agreement, net	5,000	2,500
Payments made for employee restricted stock tax withholdings	(454)	(504)
Net cash provided by financing activities	3,690	1,996
Net increase (decrease) in cash	42	(1,079)
Cash and cash equivalents at beginning of period	3,327	10,694
Cash and cash equivalents at end of period	$3,369	$9,615
Supplemental disclosures of cash flow information:
Interest paid	$96	$99
Income taxes paid	$—	$—
Supplemental disclosures of non-cash activities:
Initial recognition of operating lease liabilities related to right-of-use assets	$5,995	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$153	$—
Changes in accrued capital expenditures	$(112)	$(281)

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

Liquidity

During the three months ended March 31, 2019, the Company incurred a net loss of $6.0 million, used $3.0 million of cash in operations and had a cash and cash equivalents balance of $3.4 million and outstanding borrowing under its revolving line of credit of $3.3 million (see note 7). After giving effect to outstanding borrowings and letters of credit, the additional amount available to the Company at March 31, 2019 under the revolving line of credit was $7.1 million. The existing revolving line of credit matures on April 28, 2020.

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

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2018 (the Annual Report), filed with the Securities and Exchange Commission on March 8, 2019.

In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments that are of a normal recurring nature and necessary for the fair statement of the Company’s financial position as of March 31, 2019 and the results of its operations and stockholders’ equity for the three months ended March 31, 2019 and 2018 and the cash flows for the three month periods then ended. The Company has evaluated events through the date of this filing.

The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or any other period.

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

Leases

On January 1, 2019, the Company adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). See note 8 for further details.

Stock-based Compensation

Stock-based compensation expense is measured at the grant date based on the fair value of the award. Expense is recognized on a straight-line basis over the requisite service period for all awards with service conditions. For performance-based awards, the grant date fair value is recognized as expense when the condition is probable of being achieved and then on a graded basis over the requisite service period. The Company uses the Black-Scholes option-pricing model to determine the fair value of service-based option awards, which requires a number of complex and subjective assumptions including fair value of the underlying security, the expected volatility of the underlying security, a risk-free interest rate and the expected term of the option. The fair value of restricted stock and restricted stock unit grants is determined using the closing trading price of the Company’s common stock on the date of grant. The fair value of awards containing market conditions is determined using a Monte Carlo simulation model based upon the nature of the conditions, the expected volatility of the underlying security, and other relevant factors.

During the three months ended March 31, 2019, the Company granted 644,617 restricted common stock units (RSUs) with a grant date fair value of $2.3 million and 632,183 non-qualified stock options (NSOs) to purchase shares of common stock with a grant date fair value of $1.1 million to employees under the 2014 Employee, Director and Consultant Equity Incentive Plan (the 2014 Equity Plan). The RSUs and NSOs granted to employees will vest over a three year period.

Stock-based compensation is included in cost of revenue or operating expenses, as applicable, and consists of the following:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Cost of product revenue	$117	$154
Research and development expenses	114	111
Sales and marketing expenses	129	232
General and administrative expenses	518	639
Total stock-based compensation	$878	$1,136

Pursuant to the “evergreen” provisions of the 2014 Equity Plan, the number of shares of common stock authorized for issuance under the plan automatically increased by 479,470 shares to 7,488,930 shares effective January 1, 2019.

As of March 31, 2019, 4,638,401 shares of common stock were reserved for issuance upon the exercise or vesting of outstanding stock-based awards granted under the 2014 Equity Plan. In addition, as of March 31, 2019, 89,462 shares of common stock were reserved for issuance upon the exercise of outstanding stock options granted under the Company’s 2001 Equity Incentive Plan, as amended (the 2001 Equity Plan). Any cancellations or forfeitures of the options outstanding under the 2001 Equity Plan will result in the shares reserved for issuance upon exercise of such options becoming available for grant under the 2014 Equity Plan. As of March 31, 2019, there were 1,033,344 shares of common stock available for future grant under the 2014 Equity Plan.

Earnings per Share

The Company calculates net loss per common share based on the weighted-average number of common shares outstanding during each period. Potential common stock equivalents are determined using the treasury stock method. The weighted-average number of common shares included in the computation of diluted net loss gives effect to all potentially dilutive common equivalent shares, including outstanding stock options, and RSUs. Common equivalent shares are excluded from the computation of diluted net loss per share if their effect is antidilutive.

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

Information about the Company’s total revenues, based on shipment destination or services location, is presented in the following table:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Revenue:
U.S.	$11,252	$9,882
International	16,660	13,192
Total	$27,912	$23,074

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

The Company performs periodic testing of its aerogel blankets to ensure compliance with published performance specifications. From time to time, tests may indicate a product could potentially perform outside of these specifications. At that time, additional testing is initiated or the Company may conduct a root cause investigation. During the year ended December 31, 2018, test results indicated that tested samples performed outside the published performance specifications for a specific attribute of a product. The Company has determined that it is probable it has incurred a liability, however, a liability or range of liability is not estimable as of March 31, 2019. The Company will continue to assess the impact of the testing results on its customer base and, depending on the assessment, could be subject to warranty charges in future periods.

The Company did not record any warranty expense during the three months ended March 31, 2019 and 2018. As of March 31, 2019, the Company had satisfied all outstanding warranty claims.

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies. Recently issued standards typically do not require adoption until a future effective date. Prior to their effective date, the Company evaluates the pronouncements to determine the potential effects of adoption to its consolidated financial statements.

Standards Implemented Since December 31, 2018

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). FASB ASU 2016-02 modifies the accounting for leases and requires that all leases be recorded on the consolidated balance sheets as assets and liabilities. This standard is effective for fiscal years beginning after December 15, 2018. The Company adopted this standard on January 1, 2019 using the modified retrospective transition approach with the effective date as the date of initial application. As a result, the Company will not update financial information or provide the disclosures required under the new standard for dates and periods before January 1, 2019. To measure its lease liabilities, the Company uses its incremental borrowing rate as of the date of adoption or the rate implicit in the lease, if available. The discount rate is applied to the remaining lease term and remaining payments at the date of adoption. The Company elected the package of practical expedients under the new standard, which permits the Company to not reassess prior conclusions about lease identification, lease classification, and initial direct costs. The most significant effects of this new standard on the consolidated financial statements relate to the recognition of new right-of-use (ROU) assets and lease liabilities on the consolidated balance sheets and the provision of significant new disclosures about leasing activities. Upon adoption on January 1, 2019, the Company recognized operating lease liabilities of approximately $6.0 million with corresponding ROU assets of approximately $4.6 million. Additionally, the Company derecognized deferred rent liabilities of $1.4 million. This standard has not materially impacted the Company’s consolidated net loss or net cash used in operations. The Company elected the short-term lease recognition exemption for all leases that qualify. For leases that qualify for this exemption, the Company does not recognize ROU assets or lease liabilities. The Company also elected the practical expedient to not separate non-lease components from the associated lease components for all of its equipment leases.

Standards to be Implemented

The Company believes that the impact of recently issued accounting standards that are not yet effective will not have a material impact on its consolidated financial statements.

(3) Revenue from Contracts with Customers

On January 1, 2018, the Company Adopted Accounting Standards Codification 606, Revenue from Contracts with Customers (ASC 606) using the modified retrospective method for all contracts not completed as of the date of adoption. The adoption of ASC 606 did not have a material impact on the allocation and timing of the recognition of previously reported revenues from the sale of products, subsea projects or the performance of research services. In addition, the Company determined that there are no incremental contract costs or contract fulfillment costs associated with the adoption of ASC 606. The adoption of ASC 606 represents a change in accounting principle that more closely aligns revenue recognition with the delivery of the Company's product or performance of research services and will provide financial statement readers with enhanced disclosures.

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (i) identification of the contract with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the separate performance obligations in the contract; and (v) recognition of the revenue associated with performance obligations as they are satisfied. The Company applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. The Company did not have any contracts outstanding at December 31, 2018 and did not enter into any contracts during the three months ended March 31, 2019 that contained a significant financing component.

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

The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using historical rates of return, current quarter credit sales, and specific items of exposure on a contract by contract basis. Sales return reserves were approximately $0.1 million at both March 31, 2019 and December 31, 2018.

Subsea Projects

The Company manufactures and sells subsea products that are designed for pipe-in-pipe applications in offshore oil production and are typically customized to meet customer specifications. Subsea products typically have no alternative use and contain an enforceable right to payment. Customer invoicing terms for subsea products are typically based on certain milestones within the production and delivery schedule. Under the provisions of ASC 606, the Company recognizes revenue at a point in time when transfer of control of the products is passed to the customer, or over time utilizing the input/cost-to-cost method. The timing of revenue recognition is assessed on a contract by contract basis. During the three months ended March 31, 2019 and 2018, the Company recognized $4.7 million and $0.8 million, respectively, in connection with subsea projects.

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary geographical region and source of revenue:

	Three Months Ended March 31,
	2019			2018
	U.S.	International	Total	U.S.	International	Total
	(In thousands)
Geographical region
Asia	$—	$6,723	$6,723	$—	$8,228	$8,228
Canada	—	1,897	1,897	—	1,675	1,675
Europe	—	7,123	7,123	—	2,455	2,455
Latin America	—	917	917	—	834	834
U.S.	11,252	—	11,252	9,882	—	9,882
Total revenue	$11,252	$16,660	$27,912	$9,882	$13,192	$23,074

Source of revenue
Product revenue	$10,125	$11,965	$22,090	$9,324	$12,353	$21,677
Subsea projects	—	4,695	4,695	5	839	844
Research services	1,127	—	1,127	553	—	553
Total revenue	$11,252	$16,660	$27,912	$9,882	$13,192	$23,074

Contract Balances

The following table presents changes in the Company’s contract assets and contract liabilities during the three months ended March 31, 2019:

	Balance at December 31, 2018	Additions	Deductions	Balance at March 31, 2019
	(In thousands)
Contract assets
Subsea projects	$2,742	$8,608	$(7,232)	$4,118
Research services	369	1,031	(412)	988
Total contract assets	$3,111	$9,639	$(7,644)	$5,106
Contract liabilities
Deferred revenue
Product revenue	$1,751	$266	$(686)	$1,331
Subsea projects	781	4,567	(3,295)	2,053
Research services	97	143	(45)	195
Prepayment liability	4,485	5,353	—	9,838
Total contract liabilities	$7,114	$10,329	$(4,026)	$13,417

During the three months ended March 31, 2019, the Company recognized $1.0 million of revenue that was included in deferred revenue at the beginning of the period.

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

(4) Inventories

Inventories consist of the following:

	March 31,	December 31,
	2019	2018
	(In thousands)
Raw materials	$3,351	$3,159
Finished goods	5,917	4,159
Total	$9,268	$7,318

(5) Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	March 31,	December 31,	Useful
	2019	2018	life
	(In thousands)
Construction in progress	$1,879	$1,568	—
Buildings	24,016	24,016	30 years
Machinery and equipment	120,549	120,466	3-10 years
Computer equipment and software	8,385	8,352	3 years
Total	154,829	154,402
Accumulated depreciation	(95,181)	(92,703)
Property, plant and equipment, net	$59,648	$61,699

Depreciation expense was $2.5 million and $3.2 million for the three months ended March 31, 2019 and 2018, respectively.

Construction in progress included $1.2 million at both March 31, 2019 and December 31, 2018 related to projects associated with the Company’s plan to expand the capacity of the East Providence, Rhode Island facility.

(6) Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2019	2018
	(In thousands)
Employee compensation	$2,939	$2,750
Other accrued expenses	1,291	1,114
Total	$4,230	$3,864

(7) Commitments and Contingencies

Customer Supply Agreement

The Company is party to a supply agreement, as amended, with BASF Polyurethanes GmbH (BASF) (the Supply Agreement) and a joint development agreement with BASF SE (the JDA). Pursuant to the Supply Agreement, the Company will sell exclusively to BASF certain of the Company’s products at annual volumes to be specified by BASF, subject to certain volume limits. However, BASF has no obligation to purchase products under the Supply Agreement. The Supply Agreement will terminate on December 31, 2027 with respect to the Company’s Spaceloft A2 product and December 31, 2028 with respect to a new product developed under the JDA. Upon the expiration of the Supply Agreement with respect to each product, the Company will be subject to a post-termination supply commitment for an additional two years. The JDA is designed to facilitate collaboration by the parties on the development and commercialization of new products.

In addition, BASF, in its sole discretion, may make prepayments to the Company in the aggregate amount of up to $22.0 million during the term of the Supply Agreement. These prepayment obligations are secured by a security interest in real estate, plant and equipment at the Company’s Rhode Island facility and a license to certain intellectual property. BASF made a prepayment in the amount of $5.0 million to the Company in 2018 (the 2018 Prepayment). After January 1, 2019, BASF may require that the Company credit up to 25.3% of any amounts invoiced by the Company for the Spaceloft A2 product sold to BASF against the 2018 Prepayment balance. If any of the 2018 Prepayment remains uncredited as of December 31, 2021, BASF may require that the Company repay the uncredited amount to BASF.

Pursuant to the first addendum to the Supply Agreement, on January 30, 2019, BASF made an additional prepayment in the amount of $5.0 million to the Company (the 2019 Prepayment). After January 1, 2020, the Company will credit 50.0% of any amounts that it invoices for the newly developed product sold to BASF against the outstanding balance of the 2019 Prepayment. After December 31, 2022, BASF may require that the Company credit an additional 24.7% of any amounts invoiced by the Company for Spaceloft A2 product sold to BASF against the outstanding balance of the 2019 Prepayment, if any, or require that the Company repay the uncredited amount of the 2019 Prepayment to BASF in full.

As of March 31, 2019, the Company had received $10.0 million in prepayments from BASF and applied less than $0.1 million of credits against amounts invoiced. The prepayments are recorded on the balance sheet as a prepayment liability, net of the current portion of $0.2 million which is included within deferred revenue. The amounts and terms of additional prepayment installments, if any, are subject to negotiation between the Company and BASF.

Revolving Line of Credit

The Company is party to an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the Loan Agreement). On March 4, 2019, the Loan Agreement was amended to extend the maturity date of the revolving credit facility to April 28, 2020.

Under the revolving credit facility the Company is permitted to borrow a maximum of $20.0 million, subject to continued covenant compliance and borrowing base requirements. At the Company’s election, the interest rate applicable to borrowings under the revolving credit facility may be based on the prime rate or LIBOR. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 2.00% per annum, while LIBOR-based rates vary from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum. In addition, the Company is required to pay a monthly unused revolving line facility fee of 0.5% per annum of the average unused portion of the revolving credit facility.

Under the Loan Agreement, the Company is required to comply with both non-financial and financial covenants, including a minimum EBITDA covenant, as defined. At March 31, 2019, the Company was in compliance with all such covenants. Obligations under the Loan Agreement are secured by a security interest in all assets of the Company, including those at the East Providence facility, except for certain exclusions. The Company intends to extend or replace the facility prior to its maturity.

At March 31, 2019 and December 31, 2018, the Company had $3.3 million and $4.2 million, respectively, drawn on the revolving credit facility. The Company has been required to provide letters of credit to secure obligations under certain commercial contracts and other obligations. The Company had outstanding letters of credit backed by the revolving credit facility of $0.5 million and $1.6 million at March 31, 2019 and December 31, 2018, respectively, which reduce the funds otherwise available to the Company under the facility.

At March 31, 2019, the effective amount available to the Company under the revolving credit facility was $7.1 million after giving effect to the $3.3 million in outstanding borrowings and $0.5 million of outstanding letters of credit.

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

(8) Leases

The Company leases office and warehouse space in Northborough, Massachusetts and East Providence, Rhode Island. The Company also leases equipment under operating leases expiring at various dates through 2026. Under these agreements, the Company is obligated to pay annual rent, real estate taxes, and certain other operating expenses.

On January 1, 2019, the Company adopted ASU 2016-02 which modifies the accounting for leases and requires that all leases  be recorded on the consolidated balance sheets as assets and liabilities. The Company adopted this standard using the modified retrospective transition approach with the effective date as the date of initial application. As a result, the Company will not update financial information or provide the disclosures required under the new standard for dates and periods before January 1, 2019. The Company also elected the package of practical expedients under the new standard, which permits the Company to not reassess prior conclusions about lease identification, lease classification, and initial direct costs. In addition, the Company elected the short-term lease recognition exemption under which the Company will not recognize ROU assets or lease liabilities for all leases that qualify. The Company also elected the practical expedient to not separate non-lease components from the associated lease components for all of its equipment leases.

The Company determines if an arrangement is a lease at inception. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s payment obligations under the lease. Operating lease ROU assets and liabilities are recognized based on the present value of lease payments over the lease term. To measure its lease liabilities, the Company uses its incremental borrowing rate or the rate implicit in the lease, if available. ROU assets also include any direct costs and prepaid lease payments but exclude any lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company elected the short-term lease recognition exemption for all leases that qualify. For leases that qualify for this exemption, the Company will not recognize ROU assets or lease liabilities. For lease agreements with lease and non-lease components, the Company will account for each component separately. However, in the case of equipment leases, the Company will account for lease and non-lease components as a single component.

Prior to the Company’s adoption of ASU 2016-02, the Company recorded the difference between rent expense recognized on a straight-line basis and the contractual payments as deferred rent. Deferred rent consisted of the following at December 31, 2018:

December 31,
2018

Deferred rent	$1,368
Current maturities of deferred rent	(150)
Deferred rent, less current maturities	$1,218

Upon adoption of ASU 2016-02 on January 1, 2019, the Company recognized operating lease liabilities of approximately $6.0 million with corresponding ROU assets of approximately $4.6 million. Additionally, the Company derecognized deferred rent liabilities of $1.4 million. Maturities of operating lease liabilities at March 31, 2019 are as follows:

Year	Operating Leases
(In thousands)
2019 (excluding the three months ended March 31, 2019)	$1,048
2020	1,344
2021	1,164
2022	1,111
2023	1,093
Thereafter	1,701
Total lease payments	7,461
Less imputed interest	(1,559)
Total lease liabilities	$5,902

The Company incurred operating lease costs of $0.3 million during the three months ended March 31, 2019. Cash payments related to operating lease liabilities were $0.4 million during the three months ended March 31, 2019. At March 31, 2019, weighted average remaining lease term for operating leases was 6.1 years. At March 31, 2019, the weighted average discount rate for operating leases was 7.9%.

As of March 31, 2019, the Company has additional operating equipment leases with total lease payments of $0.1 million that have not commenced. These operating leases will commence during fiscal year 2019 and have lease terms of two to three years.

(9) Net Loss Per Share

The computation of basic and diluted net loss per share consists of the following:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands, except share and per share data)
Numerator:
Net loss	$(6,002)	$(6,842)
Denominator:
Weighted average shares outstanding, basic and diluted	23,930,613	23,567,019
Net loss per share, basic and diluted	$(0.25)	$(0.29)

Potentially dilutive common shares that were excluded from the computation of diluted net loss per share because they were anti-dilutive consist of the following:

	Three Months Ended
	March 31,
	2019	2018
Common stock options	3,625,011	2,897,424
Restricted common stock units	1,102,852	961,997
Restricted common stock awards	136,187	151,859
Total	4,864,050	4,011,280

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

(11) Subsequent Events

The Company has evaluated subsequent events through May 2, 2019, the date of issuance of the consolidated financial statements for the three months ended March 31, 2019.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (SEC) on March 8, 2019, which we refer to as the Annual Report.

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

We manufacture our products using our proprietary technology at our facility in East Providence, Rhode Island. We have operated the East Providence facility since 2008. During 2018, we initiated a series of projects designed to increase this nameplate capacity by 20 percent to approximately 60 million square feet of aerogel blankets by the end of 2020. As of March 31, 2019, we had increased our annual capacity to approximately 55 million square feet of aerogel blankets.

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

BASF made a prepayment to us of $5.0 million during 2018. After January 1, 2019, 25.3% of any amounts that we invoice for Spaceloft A2 sold to BASF will be credited against the outstanding balance of the 2018 prepayment. If any amount of the 2018 prepayment remains uncredited at December 31, 2021, BASF may require that we repay the uncredited amount to BASF. In January 2019, BASF made an additional prepayment to us of $5.0 million. After January 1, 2020, 50% of any amounts that we invoice for a newly developed product sold to BASF will be credited against the outstanding balance of the 2019 prepayment. After December 31, 2022, BASF may require that we credit 24.7% of any amounts we invoice for Spaceloft A2 sold to BASF against the outstanding balance of the 2019 prepayment or require that we repay the uncredited amount to BASF.

On March 4, 2019, our revolving credit facility with Silicon Valley Bank was amended to extend the maturity date of the facility to April 28, 2020. The amendment to the credit facility also (i) revised the definition of “Borrowing Base” to remove the eligible inventory component of the Borrowing Base, (ii) removed the Adjusted Quick Ratio financial covenant set forth in the loan agreement and (iii) established certain minimum EBITDA levels with respect to the minimum EBITDA financial covenant for the extended term. Under our revolving credit facility, we are permitted to borrow a maximum of $20.0 million, subject to continued covenant compliance and borrowing base requirements. At our election, the interest rate applicable to borrowings under the revolving credit facility may be based on the prime rate or LIBOR. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 2.00% per annum, while LIBOR-based rates vary from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum. In addition, we are required to pay a monthly unused revolving line facility fee of 0.5% per annum of the average unused portion of the revolving credit facility. We intend to extend or replace the facility prior to its maturity.

Our revenue for the three months ended March 31, 2019 was $27.9 million, which represented an increase of $4.8 million from the three months ended March 31, 2018. Net loss for the three months ended March 31, 2019 was $6.0 million and net loss per share was $0.25. Net loss for the three months ended March 31, 2018 was $6.8 million and net loss per share was $0.29.

Key Metrics and Non-GAAP Financial Measures

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Square Foot Operating Metric

We price our product and measure our product shipments in square feet. We estimate our annual nameplate capacity was approximately 55 million square feet of aerogel blankets at March 31, 2019. We believe the square foot operating metric allows us and our investors to measure our manufacturing capacity and product shipments on a uniform and consistent basis. The following chart sets forth product shipments associated with recognized revenue in square feet for the periods presented:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Product shipments in square feet	8,685	7,742

Adjusted EBITDA

We use Adjusted EBITDA, a non-GAAP financial measure, as a means to assess our operating performance. We define Adjusted EBITDA as net income (loss) before interest expense, taxes, depreciation, amortization, stock-based compensation expense and other items, from time to time, which we do not believe are indicative of our core operating performance. Adjusted EBITDA is a supplemental measure of our performance that is not presented in accordance with U.S. GAAP. Adjusted EBITDA should not be considered as an alternative to net income (loss) or any other measure of financial performance calculated and presented in accordance with U.S. GAAP. In addition, our definition and presentation of Adjusted EBITDA may not be comparable to similarly titled measures presented by other companies.

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

The following table presents a reconciliation of net loss, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Net loss	$(6,002)	$(6,842)
Depreciation and amortization	2,532	3,171
Stock-based compensation (1)	878	1,136
Interest expense	41	92
Adjusted EBITDA	$(2,551)	$(2,443)

(1)	Represents non-cash stock-based compensation related to vesting and modifications of stock option grants, vesting of restricted stock units and vesting of restricted common stock.

Our financial performance, including such measures as net income (loss), earnings per share and Adjusted EBITDA, are affected by a number of factors including volume and mix of aerogel products sold, average selling prices, our material and manufacturing costs, the costs associated with capacity expansions and start-up of additional production capacity, and the amount and timing of operating expenses, including patent enforcement costs. As we build out our manufacturing capacity, we expect increased manufacturing expenses will periodically have a negative impact on net income (loss), earnings per share and Adjusted EBITDA, but will set the framework for improved performance in the longer term. Accordingly, we expect that our net income (loss), earnings per share and Adjusted EBITDA will vary from period to period as we expand our manufacturing capacity.

During 2019, we are projecting growth in total revenue principally due to expected volume growth in our core petrochemical and refinery markets, an anticipated increase in project-based demand, particularly in the subsea and LNG markets, and increasing penetration of new markets, including the building materials market. We have also implemented a price increase for 2019 designed to support revenue growth and to offset an increase in raw material costs. As a result of these factors, we are projecting total revenue growth versus 2018 in excess of 20%, a decrease in net loss and a return to positive Adjusted EBITDA for the year.

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

Material is our most significant component of cost of product revenue and includes fibrous batting, silica materials and additives. Material costs as a percentage of product revenue vary from product to product due to differences in average selling prices, material requirements, product thicknesses and manufacturing yields. During the year ended December 31, 2018, we experienced a significant increase in the costs of certain silica precursor materials, which constitute over 50% of our raw material costs. In addition, we provide warranties for our products and record the estimated cost within cost of revenue in the period that the related revenue is recorded or when we become aware that a potential warranty claim is probable and can be reasonably estimated. During the year ended December 31, 2018, test results indicated that tested samples performed outside the published performance specifications for a specific attribute of a product. We determined that it is probable we have incurred a liability, however, the liability is not estimable as of March 31, 2019. We will continue to assess the impact of the test results on our customer base and, depending on the assessment, we could be subject to warranty charges in future periods. As a result of these factors, material costs as a percentage of revenue will vary from period to period due to changes in the mix of aerogel products sold, the costs of our raw materials or the estimated cost of warranties. In 2019, we expect material costs to decline as a percentage of revenue as we seek to achieve higher selling prices, lower cost formulations, material sourcing improvements, and manufacturing yield enhancements for our aerogel products.

Manufacturing expense is also a significant component of cost of revenue. Manufacturing expense includes labor, utilities, maintenance expense, and depreciation on manufacturing assets. Manufacturing expense also includes stock-based compensation of manufacturing employees and shipping costs. We expect manufacturing expense will grow in absolute dollars during 2019, but at a rate lower than the expected growth in product revenue. As a result, we expect manufacturing expense as a percentage of revenue will decrease in 2019 versus 2018.

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

Cost of research services revenue consists of direct labor costs of research personnel engaged in the contract research, third-party consulting and subcontractor expense, and associated direct material costs. This cost of revenue also includes overhead expenses associated with project resources, development tools and supplies. Cost of research services revenue is recorded when the related research services revenue is recognized.

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

In the longer term, we expect gross profit to continue to increase in absolute dollars and as a percentage of revenue due to expected increases in total revenue, production volumes and manufacturing productivity. In addition, we expect the increases in revenue, volume and productivity will be supported by the implementation of lower cost product formulations and realization of material purchasing efficiencies.

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

During 2019, we project a significant decrease in operating expenses both in absolute dollars and as a percentage of revenue versus 2018. The expected decrease in operating expenses both in absolute dollars and as a percentage of revenue principally reflects our expectation that impairments and reserves during 2019 will be of a significantly lower magnitude than the impairment charge of $7.4 million on construction in progress and the $2.9 million reserve for uncollectible accounts receivable that we incurred during 2018. In the longer term, we expect that operating expenses will increase in absolute dollars, but decrease as a percentage of revenue.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, legal expenses, consulting and professional services, audit and tax consulting costs, and expenses for our executive, finance, legal, human resources and information technology organizations. General and administrative expenses have increased as we have incurred additional costs related to operating as a publicly-traded company, which include costs of compliance with securities, corporate governance and related laws and regulations, investor relations expenses, increased insurance premiums, including director and officer insurance, and increased audit and legal fees. In addition, we expect our general and administrative expenses to increase as we add general and administrative personnel to support the anticipated growth of our business. We also expect that the patent enforcement actions, described in more detail under “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q, if protracted, could result in significant legal expense over the medium to long-term. During 2019, we expect general and administrative expense will decrease both in absolute dollars and as a percentage of revenue due primarily to an expected reduction in the provision for uncollectible accounts receivable versus those in 2018. In the longer term, however, we expect that general and administrative expenses will increase in absolute dollars but continue to decline as a percentage of revenue.

Interest Expense, Net

Interest expense, net consists primarily of fees and interest expense related to our revolving credit facility.

Provision for Income Taxes

We have incurred net losses since inception and have not recorded benefit provisions for U.S. federal income taxes or state income taxes since the tax benefits of our net losses have been offset by valuation allowances due to the uncertainty associated with the utilization of net operating loss carryforwards.

Results of Operations

Three months ended March 31, 2019 compared to the three months ended March 31, 2018

The following tables set forth a comparison of the components of our results of operations for the periods presented:

Revenue

	Three Months Ended March 31,
	2019		2018		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Revenue:
Product	$26,785	96%	$22,521	98%	$4,264	19%
Research services	1,127	4%	553	2%	574	104%
Total revenue	$27,912	100%	$23,074	100%	$4,838	21%

The following chart sets forth product shipments in square feet for the periods presented:

	Three Months Ended March 31,		Change
	2019	2018	Amount	Percentage
Product shipments in square feet (in thousands)	8,685	7,742	943	12%

Total revenue increased $4.8 million, or 21%, to $27.9 million for the three months ended March 31, 2019 from $23.1 million in the comparable period in 2018 primarily as a result of an increase in product revenue.

Product revenue increased by $4.3 million, or 19%, to $26.8 million for the three months ended March 31, 2019 from $22.5 million in the comparable period in 2018. This increase was principally the result of an increase in project work in the subsea market, growth in the petrochemical and refinery markets, particularly in North America and Europe, and the impact of price increases enacted in early 2019.

Product revenue for the three months ended March 31, 2019 included $5.6 million to a North American distributor and $4.5 million to a European based subsea contractor. Product revenue for the three months ended March 31, 2018 included $6.7 million to a North American distributor and $4.0 million to an Asian distributor.

The average selling price per square foot of our products increased by $0.17, or 6%, to $3.08 per square foot for the three months ended March 31, 2019 from $2.91 per square foot for the three months ended March 31, 2018. The increase in average selling price principally reflected the impact of price increases enacted in early 2019. This increase in average selling price had the effect of increasing product revenue by $1.5 million for the three months ended March 31, 2019 from the comparable period in 2018.

In volume terms, product shipments increased by 1.0 million square feet, or 12%, to 8.7 million square feet of aerogel products for the three months ended March 31, 2019, as compared to 7.7 million square feet for the three months ended March 31, 2018. The increase in product volume had the effect of increasing product revenue by $2.8 million for the three months ended March 31, 2019 from the comparable period in 2018.

Research services revenue increased $0.5 million, or 104%, to $1.1 million for the three months ended March 31, 2019 from $0.6 million in the comparable period in 2018. The increase was primarily due to the timing and amount of funding available under existing research contracts during the three months ended March 31, 2019 versus the comparable period in 2018.

Product revenue was 96% of total revenue for the three months ended March 31, 2019 and 98% for the three months March 31, 2018. Research services revenue was 4% of total revenue for the three months ended March 31, 2019 and 2% of total revenue for the three months ended March 31, 2018.

Cost of Revenue

	Three Months Ended March 31,
	2019			2018			Change
		Percentage of Related	Percentage of Total		Percentage of Related	Percentage of Total
	Amount	Revenue	Revenue	Amount	Revenue	Revenue	Amount	Percentage
	($ in thousands)
Cost of revenue:
Product	$23,478	88%	84%	$20,023	89%	87%	$3,455	17%
Research services	716	64%	3%	241	44%	1%	475	197%
Total cost of revenue	$24,194	87%	87%	$20,264	88%	88%	$3,930	19%

Total cost of revenue increased $3.9 million, or 19%, to $24.2 million for the three months ended March 31, 2019 from $20.3 million in the comparable period in 2018. The increase in total cost of revenue was primarily the result of an increase in product cost of revenue.

Product cost of revenue increased by $3.5 million, or 17%, to $23.5 million for the three months ended March 31, 2019 from $20.0 million in the comparable period in 2018. The $3.5 million increase was the result of a $3.8 million increase in material costs, offset, in part, by a $0.3 million decrease in manufacturing expense. The increase in material costs was driven principally by the increase in the cost of silica materials, which constitute over 50% of the cost of our raw materials, and the 1.0 million square foot, or 12%, increase in product shipments. The decrease in manufacturing expense was the result of decreases in depreciation expense of $0.6 million and maintenance expense of $0.3 million, offset, in part, by an increases in other expenses of $0.4 million and compensation and related costs of $0.2 million.

Product cost of revenue as a percentage of product revenue decreased to 88% during the three months ended March 31, 2019 from 89% during the three months ended March 31, 2018. This decrease was the result of the high proportion of fixed manufacturing expenses that remained essentially unchanged despite a 19% increase in product revenue for the three months ended March 31, 2019 from the comparable period in 2018.

Research services cost of revenue increased $0.5 million, or 197%, to $0.7 million for the three months ended March 31, 2019 from $0.2 million for the comparable period in 2018. Cost of research service revenue as a percentage of research services revenue increased to 64% during the three months ended March 31, 2019 from 44% in the comparable period in 2018 due to an increase in the proportion of outside services utilized to support the contracted research.

Gross Profit

	Three Months Ended March 31,
	2019		2018		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Gross profit	$3,718	13%	$2,810	12%	$908	32%

Gross profit increased by $0.9 million, or 32%, to $3.7 million for the three months ended March 31, 2019 from $2.8 million in the comparable period in 2018. The increase in gross profit was the result of the $4.8 million increase in total revenue, offset, in part, by the $3.9 million increase in total cost of revenue. The increase in revenue was principally associated with the increase in project work in the subsea market, the growth in the petrochemical and refinery markets, particularly in North America and Europe, and the price increases enacted in early 2019. The increase in material costs was driven principally by the increase in the cost of silica materials, which constitute over 50% of the cost of our raw materials, and the 1.0 million square foot, or 12%, increase in product shipments.

Gross profit as a percentage of total revenue increased to 13% of total revenue for the three months ended March 31, 2019 from 12% in the comparable period in 2018.

Research and Development Expenses

	Three Months Ended March 31,
	2019		2018		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Research and development expenses	$1,928	7%	$1,605	7%	$323	20%

Research and development expenses increased by $0.3 million, or 20%, to $1.9 million for the three months ended March 31, 2019 from $1.6 million in the comparable period in 2018. The increase was primarily the result of an increase in compensation and related costs.

Research and development expenses as a percentage of total revenue remained unchanged at 7% for the three months ended March 31, 2019 from the comparable period in 2018.

Sales and Marketing Expenses

	Three Months Ended March 31,
	2019		2018		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Sales and marketing expenses	$3,511	13%	$3,499	15%	$12	0%

Sales and marketing expenses of $3.5 million increased by less than $0.1 million, or less than 1%, from the comparable period in 2018. The less than $0.1 million increase was the result of increases in compensation and related costs of $0.2 million, offset, in part, by decreases in commissions and professional fees of $0.1 million and other sales and marketing expenses of $0.1 million.

Sales and marketing expenses as a percentage of total revenue decreased to 13% for the three months ended March 31, 2019 from 15% in the comparable period in 2018 due primarily to the increase in revenue during the three months ended March 31, 2019.

General and Administrative Expenses

	Three Months Ended March 31,
	2019		2018		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
General and administrative expenses	$4,240	15%	$4,456	19%	$(216)	(5)%

General and administrative expenses decreased by $0.2 million, or 5%, to $4.2 million during the three months ended March 31, 2019 from $4.4 million in the comparable period in 2018. The $0.2 million decrease was the result of decreases in professional fees of $0.2 million and other general and administrative expenses of $0.2 million, offset, in part, by an increase in patent enforcement costs of $0.2 million.

General and administrative expenses as a percentage of total revenue decreased to 15% for the three months ended March 31, 2019 from 19% in the comparable period in 2018 due primarily to the increase in revenue during the three months ended March 31, 2019.

Interest Expense, net

	Three Months Ended March 31,
	2019		2018		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Interest expense, net	$(41)	(0)%	$(92)	(0)%	$51	(55)%

Interest expense, net, consists primarily of fees and interest expense associated with outstanding balances under our revolving credit agreement and was less than $0.1 million during both the three months ended March 31, 2019 and the comparable period in 2018.

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

Through 2015, we experienced revenue growth and gained share in our target markets. Despite a decline in revenue in 2016, 2017 and 2018, our financial projections anticipate long-term revenue growth, with increasing levels of gross profit and improved cash flows from operations. To support this growth, we have initiated a plan to increase the capacity of our East Providence, Rhode Island manufacturing facility to approximately 60 million square feet of aerogel blankets by the end of 2020. We expect to incur up to an additional $12.0 million in expenditures related to this plan through 2020.

We believe that our existing cash balance and available credit will be sufficient to fund a portion of the planned expansion of our East Providence manufacturing facility and other strategic business initiatives. During January 2019, we received a second $5.0 million prepayment pursuant to the supply agreement with BASF. On March 4, 2019, we extended the maturity of our revolving credit facility to April 28, 2020. In addition, we plan to manage other capital expenditures and working capital balances during 2019 and 2020 to maintain the cash resources required to support current operating requirements.

However, we will need to supplement our cash balance and available credit with anticipated cash flows from operations, debt financings, customer prepayments, technology licensing agreements or equity financings to provide the capital required to complete the planned expansion of our existing manufacturing facility and to fund other strategic business initiatives.

Primary Sources of Liquidity

Our principal sources of liquidity are currently our cash and cash equivalents and our revolving credit facility with Silicon Valley Bank. Cash and cash equivalents consist primarily of cash and money market accounts on deposit with banks. As of March 31, 2019, we had $3.4 million of cash and cash equivalents.

At March 31, 2019, we had debt obligations of $3.3 million related to borrowings under our revolving credit facility with Silicon Valley Bank, $0.5 million of outstanding letters of credit secured by the revolving credit facility and an obligation of $10.0 million associated with prepayments received pursuant to our supply agreement with BASF.

We have maintained the revolving credit facility, as amended from time to time, with Silicon Valley Bank since March 2011. On March 4, 2019, our revolving credit facility was amended to extend the maturity date of the facility to April 28, 2020. The amendment to the credit facility also (i) revised the definition of “Borrowing Base” to remove the eligible inventory component of the Borrowing Base, (ii) removed the Adjusted Quick Ratio financial covenant set forth in the loan agreement and (iii) established certain minimum EBITDA levels with respect to the minimum EBITDA financial covenant for the extended term.

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

Under the revolving credit facility, we are required to comply with both non-financial and financial covenants, including the minimum EBITDA covenant, as defined in the loan agreement. At March 31, 2019, we were in compliance with all such covenants.

The effective amount available to us under the facility at March 31, 2019 was $7.1 million after giving effect to the $3.3 million of borrowings and $0.5 million of letters of credit outstanding.

Analysis of Cash Flow

Net Cash Used in Operating Activities

During the three months ended March 31, 2019, we used $3.0 million in net cash in operating activities, as compared to the use of $2.4 million in net cash during the comparable period in 2018, an increase in the use of cash of $0.6 million. This increase in use of cash was the result of increases in cash used by changes in operating assets and liabilities of $0.8 million, offset, in part, by a decrease in net loss adjusted for non-cash items of $0.2 million.

Net Cash Used in Investing Activities

Net cash used in investing activities is primarily related to capital expenditures to support our growth. Net cash used in investing activities for the three months ended March 31, 2019 and 2018 was $0.6 million and $0.7 million, respectively, in capital expenditures primarily for machinery and equipment to improve the capacity, throughput and efficiency of our East Providence facility.

Net Cash Used in Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2019 totaled $3.7 million and consisted of $36.9 million in borrowings under our line of credit and $5.0 million in prepayment proceeds under our supply agreement with BASF, offset, in part, by $37.8 million of repayments under our line of credit and $0.4 million in cash used for payments made for employee tax withholdings associated with the vesting of restricted stock units.

Net cash provided by financing activities for the three months ended March 31, 2018 totaled $2.0 million and consisted of $2.5 million in prepayment proceeds under our supply agreement with BASF, offset, in part, by $0.5 million in cash used for payments made for employee tax withholdings associated with the vesting of restricted stock units.

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

Certain Factors That May Affect Future Results of Operations

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about: our beliefs in the appropriateness of our assumptions, the accuracy of our estimates regarding expenses, loss contingencies, future revenues, future profits, uses of cash, available credit, capital requirements, and the need for additional financing; the performance of our aerogel blankets; our expectation that we will be successful in obtaining, enforcing and defending our patents against competitors and that such patents are valid and enforceable; our belief that our products possess strong competitive advantages over traditional insulation materials, including the superior thermal performance and the thin, easy-to-use and durable blanket form of our products; our plans to expand capacity in our East Providence, Rhode Island manufacturing facility; our estimates of annual production capacity; our strategic partnership with BASF and the potential benefits of such a relationship, including the potential for it to create new product and market opportunities; the BASF Supply Agreement, our supply to BASF of its Spaceloft A2 product and newly developed product, the potential for future cash advances from BASF under the BASF Supply Agreement (payment of which are subject to certain conditions) to provide a source of financing for some portion of the cost of the planned capacity expansion in our East Providence, Rhode Island manufacturing facility and the potential for BASF to become a significant customer for our products; our joint development agreement with BASF, and the potential for it to support the development of new aerogel products and technologies; our beliefs about the usefulness of the square foot operating metric; our beliefs about the financial metrics that are indicative of our core performance; our beliefs about the usefulness of our presentation of Adjusted EBITDA; our expectations about the effect of manufacturing capacity on financial metrics such as Adjusted EBITDA; our expectations about future revenues, expenses, gross profit, net loss, loss per share and Adjusted EBITDA, sources and uses of cash, capital requirements and the sufficiency of our existing cash balance and available credit; our beliefs about the outcome, effects or estimated costs of current or potential litigation or their respective timing, including expected legal expense in connection with our patent enforcement actions; our plans to devote substantial resources to the development of new aerogel technology; our expectations about product mix; our expectations about future material costs and manufacturing expenses as a percentage of revenue; our expectations of future gross profit and the effect of manufacturing expenses, manufacturing capacity and productivity on gross profit; our expectations about our resources and other investments in new technology and related research and development activities and associated expenses; our expectations about short and long term (a) research and development (b) general and administrative and (c) sales and marketing expenses; our expectations of revenue growth, increased gross profit, and improving cash flows over the long term; our intentions about managing capital expenditures and working capital balances; our expectations about incurring significant capital expenditures in the future; our expectations about the expansion of our workforce and resources and its effect on sales and marketing, general and administrative, and related expenses; our expectations about future product revenue and demand for our products; our expectations about the effect of stock based compensation on various costs and expenses; our expectations about potential sources of future financing; our beliefs about the impact of accounting policies on our financial statements; our beliefs about the effect of interest rates, inflation and foreign currency fluctuations on our results of operations and financial condition; and our beliefs about the expansion of our international operations.

Words such as “may,” “will,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-

looking statements. These risks include, but are not limited to, those set forth in this Quarterly Report on Form 10-Q and under the heading “Risk Factors” contained in Item 1A of our Annual Report.

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

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business. At March 31, 2019, we had unrestricted cash and cash equivalents of $3.4 million. These amounts were held for working capital and capital expansion purposes and were invested primarily in deposit and money market accounts at a major financial institution in North America. Due to the short-term nature of these investments, we believe that our exposure to changes in the fair value of our cash as a result of changes in interest rates is not material.

As of March 31, 2019, we had $3.3 million drawn and outstanding on our revolving credit facility. At March 31, 2019, we also had $0.5 million of outstanding letters of credit supported by the revolving credit facility.

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

At March 31, 2019, the amount available to us under the revolving credit facility was $7.1 million after giving effect to the $3.3 million in borrowings and $0.5 million of letters of credit outstanding under the facility.

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

(a) Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of March 31, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls.

During the three months ended March 31, 2019, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

Patent Enforcement Actions

In May 2016, we filed a complaint for patent infringement against Nano Tech Co., Ltd., or Nano, and Guangdong Alison Hi Tech., Ltd., or Alison, and together with Nano, the Respondents, in the International Trade Commission, or ITC. The ITC complaint alleged that these two China-based companies engaged in unfair trade practices by importing aerogel products in the United States that infringed, and/or are manufactured by processes that infringe, several of our patents in violation of Section 337 of the Tariff Act. In the ITC complaint, we sought exclusion orders from the ITC that direct the United States Customs and Border Protection to stop the importation of these infringing products. In June 2016, the ITC instituted an investigation based on our complaint. In September 2017, the Administrative Law Judge, or ALJ, presiding over the ITC investigation issued an Initial Determination finding that Alison and Nano infringed our patents relating to aerogel insulation and/or the methods of manufacturing aerogel insulation. As part of the Initial Determination, the ALJ found that Alison and Nano infringed all the patent claims asserted against each of them across the three asserted patents and that Alison and Nano failed to prove that the asserted claims were invalid. The ALJ also recommended a limited exclusion order as a remedy to prevent the importation of infringing aerogel products into the United States. In February 2018, the ITC issued its final determination confirming the ALJ’s infringement and validity determinations except with respect to one dependent product claim where the ITC found the claim not infringed. The ITC also revised some of the ALJ’s claim constructions. However, the ITC affirmed that Alison and Nano each violated Section 337 of the Tariff Act and issued a limited exclusion order prohibiting importation of infringing aerogel insulation products manufactured by Alison and Nano. The exclusion order, which is enforced by the United States Customs and Border Protection, is currently in effect. In June 2018, Alison has filed a notice of appeal seeking a review of the ITC determination and order by the United States Court of Appeals for the Federal Circuit (CAFC). In its opening brief filed in September 2018, Alison has sought an appeal of ITC’s finding that a product composition patent asserted by us against Alison is valid and infringed. As neither respondents appealed the ITC findings of validity or infringement with respect to asserted process patents, the exclusion order remains valid and enforced irrespective of the outcome of the appeal. In addition to Respondents’ contention at the ITC that the asserted patents were invalid, Alison also filed petitions with the United States Patent and Trademark Office, or USPTO, requesting Inter-Partes Review to cancel certain claims in three of our manufacturing process patents and one product patent. A three-member panel of Administrative Patent Judges at the USPTO denied all of Alison’s petitions to institute Inter-Partes Review challenging the validity of these Aspen patents. Alison also filed similar requests with the Chinese Patent Office, or SIPO, seeking to invalidate two of our Chinese manufacturing process patents and two of our Chinese product patents. After the conclusion of the oral proceedings and before any decision issued by the SIPO, Alison withdrew all of its requests for invalidation of our Chinese patents. In May 2018, Alison filed another request seeking invalidation of one of our manufacturing process patents at SIPO, the same patent that it previously sought to invalidate and subsequently withdrew the request in 2017. After conducting an oral proceeding on September 6, 2018, the Patent Reexamination Board of SIPO, or PRB, issued a decision on October 26, 2018 holding Aspen’s issued patent as amended as valid. Alison has appealed the PRB’s decision to the Beijing IP court. The appeal is currently ongoing.

In April 2016, we also filed a patent infringement suit at the District Court in Mannheim, Germany against the Respondents and two European resellers asserting their infringement of one of our German patents. We subsequently asserted infringement of another three patents against Nano and a European reseller of Alison’s products at the Mannheim court. We have since settled with one European reseller in exchange for a commitment not to procure infringing products and cooperation with our case. In January 2018, the court issued a series of judgments by acknowledgement (German, “Anerkenntnisurteil”) finding the second reseller, Hiltex, liable for infringement and also issued injunctions against Hiltex. The judgments resulted from a settlement agreement in which Hiltex agreed not to resell the infringing products in Europe where at least one of the asserted patents are active. Nano and Alison also initiated a nullity actions in German Federal Patent Court in Munich against our asserted German patents. On the first patent, EP1638750 (750 Patent) challenged at the Federal Patent Court, on September 25, 2018 the Court conducted an oral proceeding and determined that the patent is valid as originally issued and dismissed the challenge to its validity. They likewise filed an opposition to one of the asserted patents at the European Patent Office, or EPO. In December 2018, EPO determined the patent was invalid on formality grounds and decided to revoke it. Such determination is subject to an appeal to the EPO Board of appeals. On March 8, 2019, Mannheim court issued two separate judgments in cases against Nano and Alison, respectively. The Mannheim court determined that both Nano and Alison are infringing on Aspen’s ‘750 Patent in connection with their respective products. The court also issued injunctions prohibiting the offer, putting on the market, using, importing or possessing the infringing products. The court found the defendants liable to us for damages since September 22, 2012. The court also ordered the defendants to provide information on the scope of the acts of infringement committed since August 22, 2012, and a recall of infringing products. The court also ordered Nano and Alison to bear the costs of the legal proceedings and reimburse statutory attorneys’ costs and expenses to us, that exact amount of which is yet to be determined. Nano and Alison may appeal the judgments of the Mannheim court within 30 days from the date they have been served with the decision, respectively. On March 19 and 20, 2019 the German Federal Patent Court in Munich conducted oral proceedings and voided four claims in EP2415577 and confirmed the validity of challenged claims in EP2422950 within the scope of silica gels. Written decisions are expected in due course. Additionally, a reseller of Nano’s products in Taiwan challenged the validity of one of our patents in Taiwan. After careful review of our response, Taiwanese patent office has determined the patent as valid and dismissed the challenge in December 2018. LG Chem Ltd. has sought to challenge one of our patents in Korea. The resulting patent invalidation trial is ongoing.

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

Brazilian Enforcement Action

In August 2018, we filed an enforcement suit against Qualiman Engenharia E Montagens LTDA, or Qualiman, one of our South American customers, in civil court in Sao Paulo, Brazil seeking payment of past due invoices totaling approximately $2.9 million. In October 2018, the Brazilian court ruled in our favor with respect to Qualiman’s obligation to pay us immediately. As part of the remedy, the Court ordered Qualiman’s customer, Petroleo Brasilero S.A., or Petrobras, to redirect part of its payments to Qualiman to a court-administered bank account and other appropriate actions. Subsequently, we learned that Qualiman has laid off a substantial portion of its installers and threatened to walk away from Petrobras’ contract. In connection with such layoffs, a Brazilian labor court is addressing reparations to laid-off workers. From the minutes of such labor court proceedings, we learned that Petrobras and Qualiman are seeking to renegotiate the contract between them in connection with this project. On February 26, 2019, an appeals court dismissed Qualiman’s appeal of the decision of the Sao Paulo civil court on the merits. The recovery of money owed is ongoing and is subject to the liquidity of Qualiman.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors included in our Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities. Not applicable.

(b) Use of Proceeds from Initial Public Offering of Common Stock. Not applicable.

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers. We did not repurchase any of our equity securities during the quarter ended March 31, 2019.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits

10.1*†	First Addendum to the Amended and Restated Supply Agreement dated January 14, 2019 by and between BASF Polyurethanes GmbH and the Company.

10.2*	Ninth Amendment to the Amended and Restated Loan and Security Agreement, dated March 4, 2019, by and between the Company and Silicon Valley Bank.

31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Aspen Aerogels, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited) as of March 31, 2019 and December 31, 2018, (ii) the Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2019 and 2018, (iii) the Consolidated Statements of Stockholders’ Equity (unaudited) for the three months ended March 31, 2019 and 2018 (iv) the Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2019 and 2018, and (v) the Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith
†

Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPEN AEROGELS, INC.

Date: May 2, 2019	By:	/s/ Donald R. Young
Donald R. Young
President and Chief Executive Officer (principal executive officer)

Date: May 2, 2019	By:	/s/ John F. Fairbanks
John F. Fairbanks
Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)