Form 10-Q
period 2019-06-30
ASPEN AEROGELS INC
filed 2019-08-02
CIK 1145986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 31, 2019, the registrant had 24,300,264 shares of common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

ASPEN AEROGELS, INC.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2019	2018
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$3,322	$3,327
Accounts receivable, net of allowances of $2,661 and $2,877	22,166	25,565
Inventories	13,099	7,318
Prepaid expenses and other current assets	1,320	1,041
Total current assets	39,907	37,251
Property, plant and equipment, net	57,319	61,699
Operating lease right-of-use assets	4,461	—
Other long-term assets	75	73
Total assets	$101,762	$99,023
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,028	$12,392
Accrued expenses	4,045	3,864
Revolving line of credit	2,885	4,181
Deferred revenue	6,915	2,629
Operating lease liabilities	1,057	—
Total current liabilities	24,930	23,066
Deferred rent	—	1,218
Prepayment liability	9,784	4,485
Deferred revenue long-term	1,942	—
Operating lease liabilities long-term	4,762	—
Total liabilities	41,418	28,769
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.00001 par value; 125,000,000 shares authorized, 24,300,264 and 23,973,517 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	543,249	541,839
Accumulated deficit	(482,905)	(471,585)
Total stockholders’ equity	60,344	70,254
Total liabilities and stockholders’ equity	$101,762	$99,023

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands, except share and per share data)
Revenue:
Product	$28,908	$21,115	$55,693	$43,636
Research services	625	556	1,752	1,109
Total revenue	29,533	21,671	57,445	44,745
Cost of revenue:
Product	25,715	18,676	49,193	38,699
Research services	304	251	1,020	492
Gross profit	3,514	2,744	7,232	5,554
Operating expenses:
Research and development	1,868	1,638	3,796	3,243
Sales and marketing	3,509	3,721	7,020	7,220
General and administrative	3,352	4,240	7,592	8,696
Total operating expenses	8,729	9,599	18,408	19,159
Loss from operations	(5,215)	(6,855)	(11,176)	(13,605)
Interest expense, net	(103)	(103)	(144)	(195)
Total interest expense, net	(103)	(103)	(144)	(195)
Net loss	$(5,318)	$(6,958)	$(11,320)	$(13,800)
Net loss per share:
Basic and diluted	$(0.22)	$(0.29)	$(0.47)	$(0.58)
Weighted-average common shares outstanding:
Basic and diluted	24,118,620	23,743,358	24,025,136	23,655,676

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Preferred Stock $0.00001 Par Value		Common Stock $0.00001 Par Value		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Value	Shares	Value
Balance at December 31, 2018	—	$—	23,973,517	$—	$541,839	$(471,585)	$70,254
Net loss	—	—	—	—	—	(6,002)	(6,002)
Stock compensation expense	—	—	—	—	878	—	878
Vesting of restricted stock units	—	—	273,290	—	(454)	—	(454)
Balance at March 31, 2019	—	—	24,246,807	—	542,263	(477,587)	64,676
Net loss	—	—	—	—	—	(5,318)	(5,318)
Stock compensation expense	—	—	—	—	996	—	996
Issuance of restricted stock	—	—	50,328	—	—	—	—
Vesting of restricted stock units	—	—	3,129	—	(10)	—	(10)
Balance at June 30, 2019	—	$—	24,300,264	$—	$543,249	$(482,905)	$60,344

	Preferred Stock $0.00001 Par Value		Common Stock $0.00001 Par Value		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Value	Shares	Value
Balance at December 31, 2017	—	$—	23,643,189	$—	$538,088	$(437,145)	$100,943
Net loss	—	—	—	—	—	(6,842)	(6,842)
Stock compensation expense	—	—	—	—	1,136	—	1,136
Vesting of restricted stock units	—	—	239,064	—	(504)	—	(504)
Balance at March 31, 2018	—	—	23,882,253	—	538,720	(443,987)	94,733
Net loss	—	—	—	—	—	(6,958)	(6,958)
Stock compensation expense	—	—	—	—	1,150	—	1,150
Issuance of restricted stock	—	—	58,062	—	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—	—
Balance at June 30, 2018	—	$—	23,940,315	$—	$539,870	$(450,945)	$88,925

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net loss	$(11,320)	$(13,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,097	5,686
Stock-compensation expense	1,874	2,286
Operating lease right-of-use assets	459	—
Lease incentives	—	(60)
Changes in operating assets and liabilities:
Accounts receivable	3,399	6,658
Inventories	(5,781)	(3,907)
Prepaid expenses and other assets	(281)	106
Accounts payable	(1,823)	(2,208)
Accrued expenses	332	(1,138)
Deferred revenue	6,627	152
Operating lease liabilities	(470)	—
Other liabilities	(56)	(22)
Net cash used in operating activities	(1,943)	(6,247)
Cash flows from investing activities:
Capital expenditures	(1,302)	(1,657)
Net cash used in investing activities	(1,302)	(1,657)
Cash flows from financing activities:
Repayment of borrowings under line of credit, net	(1,296)	—
Prepayment proceeds under customer supply agreement	5,000	5,000
Payments made for employee restricted stock tax withholdings	(464)	(504)
Net cash provided by financing activities	3,240	4,496
Net decrease in cash	(5)	(3,408)
Cash and cash equivalents at beginning of period	3,327	10,694
Cash and cash equivalents at end of period	$3,322	$7,286
Supplemental disclosures of cash flow information:
Interest paid	$198	$141
Income taxes paid	$—	$—
Supplemental disclosures of non-cash activities:
Initial recognition of operating lease liabilities related to right-of-use assets	$5,995	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$294	$—
Changes in accrued capital expenditures	$(541)	$(50)

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

Liquidity

During the six months ended June 30, 2019, the Company incurred a net loss of $11.3 million and used $1.9 million of cash in operations. The Company had a cash and cash equivalents balance of $3.3 million and outstanding borrowing under its revolving line of credit of $2.9 million as of June 30, 2019 (see note 7). After giving effect to outstanding borrowings and letters of credit, the additional amount available to the Company at June 30, 2019 under the revolving line of credit was $6.4 million. The existing revolving line of credit matures on April 28, 2020.

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

In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments that are of a normal recurring nature and necessary for the fair statement of the Company’s financial position as of June 30, 2019 and the results of its operations and stockholders’ equity for the six months ended June 30, 2019 and 2018 and the cash flows for the six month periods then ended. The Company has evaluated events through the date of this filing.

The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or any other period.

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

During the six months ended June 30, 2019, the Company granted 50,328 shares of restricted common stock with a grant date fair value of $0.3 million and non-qualified options (NSOs) to purchase 71,700 shares of common stock with a grant date fair value of $0.2 million vesting over a period of one year to its non-employee directors under the 2014 Employee, Director, and Consultant Equity Incentive Plan (the 2014 Equity Plan). During the six months ended June 30, 2019, the Company also granted 654,582 restricted common stock units (RSUs) with a grant date fair value of $2.4 million and NSOs to purchase 632,183 shares of common stock with a grant date fair value of $1.1 million to employees under the 2014 Equity Plan. The RSUs and NSOs granted to employees will vest over a three year period.

Stock-based compensation is included in cost of revenue or operating expenses, as applicable, and consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Cost of product revenue	$123	$162	$240	$316
Research and development expenses	130	120	244	231
Sales and marketing expenses	164	209	293	441
General and administrative expenses	579	659	1,097	1,298
Total stock-based compensation	$996	$1,150	$1,874	$2,286

Pursuant to the “evergreen” provisions of the 2014 Equity Plan, the number of shares of common stock authorized for issuance under the plan automatically increased by 479,470 shares to 7,488,930 shares effective January 1, 2019.

As of June 30, 2019, 4,697,434 shares of common stock were reserved for issuance upon the exercise or vesting of outstanding stock-based awards granted under the 2014 Equity Plan. In addition, as of June 30, 2019, 87,235 shares of common stock were reserved for issuance upon the exercise of outstanding stock options granted under the Company’s 2001 Equity Incentive Plan, as amended (the 2001 Equity Plan). Any cancellations or forfeitures of the options outstanding under the 2001 Equity Plan will result in the shares reserved for issuance upon exercise of such options becoming available for grant under the 2014 Equity Plan. As of June 30, 2019, the Company has either issued or reserved in connection with statutory tax withholdings a total of 1,782,795 shares under the 2014 Equity Plan. As of June 30, 2019, there were 921,466 shares of common stock available for future grant under the 2014 Equity Plan.

Net Loss per Share

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

Information about the Company’s total revenues, based on shipment destination or services location, is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Revenue:
U.S.	$14,972	$9,310	$26,224	$19,192
International	14,561	12,361	31,221	25,553
Total	$29,533	$21,671	$57,445	$44,745

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

The Company performs periodic testing of its aerogel blankets to ensure compliance with published performance specifications. From time to time, tests may indicate a product could potentially perform outside of these specifications. At that time, additional testing is initiated or the Company may conduct a root cause investigation. During the year ended December 31, 2018, test results indicated that tested samples performed outside the published performance specifications for a specific attribute of a product. The Company has completed its assessment of the impact of the testing results on its customer base and, based on that completed assessment, has determined that it is remote that the Company has incurred a liability as of June 30, 2019.

The Company did not record any warranty expense during the six months ended June 30, 2019 and 2018. As of June 30, 2019, the Company had satisfied all warranty claims.

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

Standards Implemented Since December 31, 2018

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). FASB ASU 2016-02 modifies the accounting for leases and requires that all leases be recorded on the consolidated balance sheets as assets and liabilities. This standard is effective for fiscal years beginning after December 15, 2018. The Company adopted this standard on January 1, 2019 using the modified retrospective transition approach with the effective date as the date of initial application. As a result, the Company did not update financial information or provide the disclosures otherwise required under the new standard for dates and periods before January 1, 2019. To measure its lease liabilities, the Company used its incremental borrowing rate as of the date of adoption or the rate implicit in the lease, if available. The discount rate was applied to the remaining lease term and remaining payments at the date of adoption. The Company also elected the package of practical expedients under the new standard, which permits the Company to not reassess prior conclusions about lease identification, lease classification, and initial direct costs. The most significant effects of this new standard on the consolidated financial statements relate to the recognition of new right-of-use (ROU) assets and lease liabilities on the consolidated balance sheets and the provision of significant new disclosures about leasing activities. Upon adoption on January 1, 2019, the Company recognized operating lease liabilities of approximately $6.0 million with corresponding ROU assets of approximately $4.6 million. Additionally, the Company derecognized deferred rent liabilities of $1.4 million. This standard has not materially impacted the Company’s consolidated net loss or net cash used in operations. The Company also elected the short-term lease recognition exemption for all leases that qualify. For leases that qualify for this exemption, the Company does not recognize ROU assets or lease liabilities. In addition, the Company elected the practical expedient to not separate non-lease components from the associated lease components for all of its equipment leases.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. The Company did not have any contracts outstanding at December 31, 2018 and did not enter into any contracts during the six months ended June 30, 2019 that contained a significant financing component.

The Company records deferred revenue for product sales when (i) the Company has delivered products but other revenue recognition criteria have not been satisfied or (ii) payments have been received in advance of the completion of required performance obligations.

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

The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using historical rates of return, current quarter credit sales, and specific items of exposure on a contract by contract basis. Sales return reserves were approximately $0.1 million at both June 30, 2019 and December 31, 2018.

Subsea Projects

The Company manufactures and sells subsea products that are designed for pipe-in-pipe applications in offshore oil production and are typically customized to meet customer specifications. Subsea products typically have no alternative use and contain an enforceable right to payment. Customer invoicing terms for subsea products are typically based on certain milestones within the production and delivery schedule. Under the provisions of ASC 606, the Company recognizes revenue at a point in time when transfer of control of the products is passed to the customer, or over time utilizing the input/cost-to-cost method. The timing of revenue recognition is assessed on a contract by contract basis. During the six months ended June 30, 2019 and 2018, the Company recognized revenue of $12.5 million and $0.8 million, respectively, in connection with subsea projects.

Research Services

The Company performs research services under contracts with various government agencies and other institutions. These contracts generally have one type of performance obligation associated with the provision of research services including functional licenses to any resulting intellectual property. The Company records revenue using the percentage-of-completion method in two ways: (1) for firm-fixed-price contracts, the Company accrues that portion of the total contract price that is allocable on the basis of the Company’s estimates of costs incurred to date to total contract costs; and (2) for cost-plus-fixed-fee contracts, the Company records revenue that is equal to total payroll cost incurred times a stated factor plus reimbursable expenses, to a stated upper limit. The primary cost under the Company’s research service contracts is the labor effort expended in completing the research, and typically the only deliverable, other than the labor hours expended, is the reporting of research results to the customer. Because the input measure of labor hours expended is also reflective of the output measure, it is a reliable means to measure the extent of progress toward completion. Revisions in cost estimates and fees during the course of the contract are reflected in the accounting period in which the facts that require the revisions become known. Contract costs and rates used to allocate overhead to contracts are subject to audit by the respective contracting government agency. Adjustments to revenue as a result of audit are recorded within the period they become known. To date, adjustments to revenue as a result of contracting agency audits have been insignificant.

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical region and source of revenue:

	Three Months Ended June 30,
	2019			2018
	U.S.	International	Total	U.S.	International	Total
	(In thousands)
Geographical region
Asia	$—	$7,786	$7,786	$—	$7,673	$7,673
Canada	—	9	9	—	596	596
Europe	—	5,864	5,864	—	3,411	3,411
Latin America	—	902	902	—	681	681
U.S.	14,972	—	14,972	9,310	—	9,310
Total revenue	$14,972	$14,561	$29,533	$9,310	$12,361	$21,671

Source of revenue
Product revenue	$10,790	$10,334	$21,124	$8,754	$12,361	$21,115
Subsea projects	3,557	4,227	7,784	—	—	—
Research services	625	—	625	556	—	556
Total revenue	$14,972	$14,561	$29,533	$9,310	$12,361	$21,671

	Six Months Ended June 30,
	2019			2018
	U.S.	International	Total	U.S.	International	Total
	(In thousands)
Geographical region
Asia	$—	$14,509	$14,509	$—	$15,901	$15,901
Canada	—	1,906	1,906	—	2,271	2,271
Europe	—	12,987	12,987	—	5,866	5,866
Latin America	—	1,819	1,819	—	1,515	1,515
U.S.	26,224	—	26,224	19,192	—	19,192
Total revenue	$26,224	$31,221	$57,445	$19,192	$25,553	$44,745

Source of revenue
Product revenue	$20,915	$22,299	$43,214	$18,078	$24,714	$42,792
Subsea projects	3,557	8,922	12,479	5	839	844
Research services	1,752	—	1,752	1,109	—	1,109
Total revenue	$26,224	$31,221	$57,445	$19,192	$25,553	$44,745

Contract Balances

The following table presents changes in the Company’s contract assets and contract liabilities during the six months ended June 30, 2019:

	Balance at December 31, 2018	Additions	Deductions	Balance at June 30, 2019
	(In thousands)
Contract assets
Subsea projects	$2,742	$17,923	$(15,062)	$5,603
Research services	369	1,482	(904)	947
Total contract assets	$3,111	$19,405	$(15,966)	$6,550
Contract liabilities
Deferred revenue
Product revenue	$1,751	$8,356	$(1,764)	$8,343
Subsea projects	781	6,379	(6,910)	250
Research services	97	212	(45)	264
Prepayment liability	4,485	5,353	(54)	9,784
Total contract liabilities	$7,114	$20,300	$(8,773)	$18,641

During the six months ended June 30, 2019, the Company recognized $1.4 million of revenue that was included in deferred revenue at the beginning of the period.

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

(4) Inventories

Inventories consist of the following:

	June 30,	December 31,
	2019	2018
	(In thousands)
Raw materials	$4,488	$3,159
Finished goods	8,611	4,159
Total	$13,099	$7,318

(5) Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	June 30,	December 31,	Useful
	2019	2018	life
	(In thousands)
Construction in progress	$150	$1,568	—
Buildings	24,016	24,016	30 years
Machinery and equipment	122,286	120,466	3-10 years
Computer equipment and software	8,540	8,352	3 years
Total	154,992	154,402
Accumulated depreciation	(97,673)	(92,703)
Property, plant and equipment, net	$57,319	$61,699

Depreciation expense was $5.1 million and $5.7 million for the six months ended June 30, 2019 and 2018, respectively.

Construction in progress included less than $0.1 million and $1.2 million at June 30, 2019 and December 31, 2018, respectively, related to projects associated with the Company’s plan to expand the capacity of the East Providence, Rhode Island facility.

(6) Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2019	2018
	(In thousands)
Employee compensation	$2,848	$2,750
Other accrued expenses	1,197	1,114
Total	$4,045	$3,864

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

In addition, BASF, in its sole discretion, may make prepayments to the Company in the aggregate amount of up to $22.0 million during the term of the Supply Agreement. These prepayment obligations are secured by a security interest in real estate, plant and equipment at the Company’s Rhode Island facility and a license to certain intellectual property. BASF made a prepayment in the amount of $5.0 million to the Company in 2018 (the 2018 Prepayment). Beginning January 1, 2019, BASF may require that the

Company credit up to 25.3% of any amounts invoiced by the Company for the Spaceloft A2 product sold to BASF against the 2018 Prepayment balance. If any of the 2018 Prepayment remains uncredited as of December 31, 2021, BASF may require that the Company repay the uncredited amount to BASF.

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

As of June 30, 2019, the Company had received $10.0 million in prepayments from BASF and applied less than $0.1 million of credits against amounts invoiced. The prepayments are recorded on the balance sheet as a prepayment liability, net of the current portion of $0.2 million which is included within deferred revenue. The amounts and terms of additional prepayment installments, if any, are subject to negotiation between the Company and BASF.

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

Under the Loan Agreement, the Company is required to comply with both non-financial and financial covenants, including a minimum EBITDA covenant, as defined. At June 30, 2019, the Company was in compliance with all such covenants. Obligations under the Loan Agreement are secured by a security interest in all assets of the Company, including those at the East Providence facility, except for certain exclusions. The Company intends to extend or replace the facility prior to its maturity.

At June 30, 2019 and December 31, 2018, the Company had $2.9 million and $4.2 million, respectively, drawn on the revolving credit facility. The Company has been required to provide letters of credit to secure obligations under certain commercial contracts and other obligations. The Company had outstanding letters of credit backed by the revolving credit facility of $0.6 million and $1.6 million at June 30, 2019 and December 31, 2018, respectively, which reduce the funds otherwise available to the Company under the facility.

At June 30, 2019, the effective amount available to the Company under the revolving credit facility was $6.4 million after giving effect to the $2.9 million in outstanding borrowings and $0.6 million of outstanding letters of credit.

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

(8) Leases

The Company leases office and warehouse space in Northborough, Massachusetts and East Providence, Rhode Island under operating leases. The Company also leases equipment under operating leases. The Company’s operating leases expire at various dates through 2026. Under these agreements, the Company is obligated to pay annual rent, real estate taxes, and certain other operating expenses.

On January 1, 2019, the Company adopted ASU 2016-02 which modifies the accounting for leases and requires that all leases be recorded on the consolidated balance sheets as assets and liabilities. The Company adopted this standard using the modified retrospective transition approach with the effective date as the date of initial application. As a result, the Company did not update financial information or provide the disclosures otherwise required under the new standard for dates and periods before January 1, 2019. The Company also elected the package of practical expedients under the new standard, which permits the Company to not reassess prior conclusions about lease identification, lease classification, and initial direct costs. In addition, the Company elected the short-term lease recognition exemption under which the Company will not recognize ROU assets or lease liabilities for all leases that qualify. The Company also elected the practical expedient to not separate non-lease components from the associated lease components for all of its equipment leases.

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

Upon adoption of ASU 2016-02 on January 1, 2019, the Company recognized operating lease liabilities of approximately $6.0 million with corresponding ROU assets of approximately $4.6 million. Additionally, the Company derecognized deferred rent liabilities of $1.4 million. Maturities of operating lease liabilities at June 30, 2019 are as follows:

Year	Operating Leases
(In thousands)
2019 (excluding the six months ended June 30, 2019)	$757
2020	1,396
2021	1,204
2022	1,122
2023	1,093
Thereafter	1,700
Total lease payments	7,272
Less imputed interest	(1,453)
Total lease liabilities	$5,819

The Company incurred operating lease costs of $0.7 million during the six months ended June 30, 2019. Cash payments related to operating lease liabilities were $0.7 million during the six months ended June 30, 2019. At June 30, 2019, the weighted average remaining lease term for operating leases was 5.8 years. At June 30, 2019, the weighted average discount rate for operating leases was 7.8%.

As of June 30, 2019, the Company has additional operating equipment leases with total lease payments of $0.1 million that have not commenced. These operating leases will commence during fiscal year 2019 and have lease terms of four years.

(9) Net Loss Per Share

The computation of basic and diluted net loss per share consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands, except share and per share data)
Numerator:
Net loss	$(5,318)	$(6,958)	$(11,320)	$(13,800)
Denominator:
Weighted average shares outstanding, basic and diluted	24,118,620	23,743,358	24,025,136	23,655,676
Net loss per share, basic and diluted	$(0.22)	$(0.29)	$(0.47)	$(0.58)

Potentially dilutive common shares that were excluded from the computation of diluted net loss per share because they were anti-dilutive consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Common stock options	3,679,254	3,007,162	3,679,254	3,007,162
Restricted common stock units	1,105,415	949,683	1,105,415	949,683
Restricted common stock awards	128,453	136,187	128,453	136,187
Total	4,913,122	4,093,032	4,913,122	4,093,032

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

(11) Subsequent Events

The Company has evaluated subsequent events through August 1, 2019, the date of issuance of the consolidated financial statements for the three and six months ended June 30, 2019.

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

We manufacture our products using our proprietary technology at our facility in East Providence, Rhode Island. We have operated the East Providence facility since 2008. During 2018, we initiated a series of projects designed to increase the nameplate capacity of the East Providence facility by 20% to approximately 60 million square feet of aerogel blankets by the end of 2020. As of June 30, 2019, we had increased our annual capacity to approximately 55 million square feet of aerogel blankets.

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

BASF made a prepayment to us of $5.0 million during 2018. Beginning January 1, 2019, 25.3% of any amounts that we invoice for Spaceloft A2 sold to BASF will be credited against the outstanding balance of the 2018 prepayment. If any amount of the 2018 prepayment remains uncredited at December 31, 2021, BASF may require that we repay the uncredited amount to BASF. In January 2019, BASF made an additional prepayment to us of $5.0 million. After January 1, 2020, 50% of any amounts that we invoice for a newly developed product sold to BASF will be credited against the outstanding balance of the 2019 prepayment. After December 31, 2022, BASF may require that we credit 24.7% of any amounts we invoice for Spaceloft A2 sold to BASF against the outstanding balance of the 2019 prepayment or require that we repay the uncredited amount to BASF.

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

Our revenue for the six months ended June 30, 2019 was $57.4 million, which represented an increase of $12.7 million from the six months ended June 30, 2018. Net loss for the six months ended June 30, 2019 was $11.3 million and net loss per share was $0.47. Net loss for the six months ended June 30, 2018 was $13.8 million and net loss per share was $0.58.

Key Metrics and Non-GAAP Financial Measures

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Square Foot Operating Metric

We price our product and measure our product shipments in square feet. We estimate our annual nameplate capacity was approximately 55 million square feet of aerogel blankets at June 30, 2019. We believe the square foot operating metric allows us and our investors to measure our manufacturing capacity and product shipments on a uniform and consistent basis. The following chart sets forth product shipments in square feet associated with recognized revenue, including revenue recognized over time utilizing the input/cost-to-cost method, for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Product shipments in square feet	8,421	7,152	17,106	14,894

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

The following table presents a reconciliation of net loss, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Net loss	$(5,318)	$(6,958)	$(11,320)	$(13,800)
Depreciation and amortization	2,565	2,515	5,097	5,686
Stock-based compensation(1)	996	1,150	1,874	2,286
Interest expense	103	103	144	195
Adjusted EBITDA	$(1,654)	$(3,190)	$(4,205)	$(5,633)

(1)	Represents non-cash stock-based compensation related to vesting and modifications of stock option grants, vesting of restricted stock units and vesting of restricted common stock.

Our financial performance, including such measures as net income (loss), earnings per share and Adjusted EBITDA, are affected by a number of factors including volume and mix of aerogel products sold, average selling prices, our material and manufacturing costs, the costs associated with capacity expansions and start-up of additional production capacity, and the amount and timing of operating expenses, including patent enforcement costs. Accordingly, we expect that our net income (loss), earnings per share and Adjusted EBITDA will vary from period to period.

During 2019, we are projecting growth in total revenue principally due to expected volume growth in our core petrochemical and refinery markets in the United States, and an anticipated increase in project-based demand, particularly in the subsea and LNG markets. We have also implemented a price increase for 2019 designed to support revenue growth and to offset an increase in raw material costs. As a result of these factors, we are projecting total revenue growth in excess of 20%, a decrease in net loss versus 2018, and a return to positive Adjusted EBITDA during 2019.

Components of Our Results of Operations

Revenue

We recognize product revenue from the sale of our line of aerogel products and research services revenue from the provision of services under contracts with various agencies of the U.S. government and other institutions. Product and research services revenue is recognized upon the satisfaction of contractual performance obligations.

We record deferred revenue for product sales when (i) we have delivered products but other revenue recognition criteria have not been satisfied or (ii) payments have been received in advance of the completion of required performance obligations.

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

During 2019, we are projecting growth in revenue as a result of expected volume growth in our core petrochemical and refinery markets in the United States, and an anticipated increase in project-based demand, particularly in the subsea and LNG markets. In addition, we implemented a price increase for 2019 designed to offset recent increases in raw material costs and to improve gross profit margins. We also expect manufacturing expenses will grow during 2019 at a rate significantly lower than projected growth in product revenue due to the high proportion of fixed manufacturing expense in our manufacturing operations. As a result, we expect gross profit to improve both in absolute dollars and as a percentage of revenue during 2019.

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

Research and Development Expenses

Research and development expenses consist primarily of expenses for personnel engaged in the development of next generation aerogel compositions, form factors and manufacturing technologies. These expenses also include testing services, prototype expenses, consulting services, equipment depreciation, facilities costs and related overhead. We expense research and development costs as incurred. We expect to continue to devote substantial resources to the development of new aerogel technologies. We believe that these investments are necessary to maintain and improve our competitive position. We expect to continue to invest in research and engineering personnel and the infrastructure required in support of their efforts. While we expect that our research and development expenses will increase in absolute dollars but decrease as a percentage of revenue in the longer term, we expect such expenses will increase both in absolute dollars and as a percentage of revenue in 2019.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, legal expenses, consulting and professional services, audit and tax consulting costs, and expenses for our executive, finance, legal, human resources and information technology organizations. General and administrative expenses have increased as we have incurred additional costs related to operating as a publicly-traded company, which include costs of compliance with securities, corporate governance and related laws and regulations, investor relations expenses, increased insurance premiums, including director and officer insurance, and increased audit and legal fees. In addition, we expect our general and administrative expenses to increase as we add general and administrative personnel to support the anticipated growth of our business. We also expect that the patent enforcement actions, described in more detail under “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q, if protracted, could result in significant legal expense over the medium to long-term. During 2019, we expect general and administrative expense will decrease both in absolute dollars and as a percentage of revenue due primarily to an expected reduction in the provision for uncollectible accounts receivable versus the provision in 2018. In the longer term, however, we expect that general and administrative expenses will increase in absolute dollars but continue to decline as a percentage of revenue.

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

Results of Operations

Three months ended June 30, 2019 compared to the three months ended June 30, 2018

The following tables set forth a comparison of the components of our results of operations for the periods presented:

Revenue

	Three Months Ended June 30,
	2019		2018		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Revenue:
Product	$28,908	98%	$21,115	97%	$7,793	37%
Research services	625	2%	556	3%	69	12%
Total revenue	$29,533	100%	$21,671	100%	$7,862	36%

The following chart sets forth product shipments in square feet for the periods presented:

	Three Months Ended June 30,		Change
	2019	2018	Amount	Percentage
Product shipments in square feet (in thousands)	8,421	7,152	1,269	18%

Total revenue increased $7.9 million, or 36%, to $29.5 million for the three months ended June 30, 2019 from $21.6 million in the comparable period in 2018 primarily as a result of an increase in product revenue.

Product revenue increased by $7.8 million, or 37%, to $28.9 million for the three months ended June 30, 2019 from $21.1 million in the comparable period in 2018. This increase was principally the result of an increase in project work in the subsea market, growth in the petrochemical and refinery markets, particularly in the United States, and the impact of price increases enacted in early 2019, offset, in part, by a decrease in shipments to the building materials market.

Product revenue for the three months ended June 30, 2019 included $6.6 million to a subsea contractor, $4.3 million to a North American distributor and $3.7 million to an Asian LNG project contractor. Product revenue for the three months ended June 30, 2018 included $3.9 million and $3.0 million to two North American distributors, respectively, and $2.3 million to an Asian distributor.

The average selling price per square foot of our products increased by $0.48, or 16%, to $3.43 per square foot for the three months ended June 30, 2019 from $2.95 per square foot for the three months ended June 30, 2018. The increase in average selling price principally reflected the impact of price increases enacted in early 2019. This increase in average selling price had the effect of increasing product revenue by $4.0 million for the three months ended June 30, 2019 from the comparable period in 2018.

In volume terms, product shipments increased by 1.2 million square feet, or 18%, to 8.4 million square feet of aerogel products for the three months ended June 30, 2019, as compared to 7.2 million square feet for the three months ended June 30, 2018. The increase in product volume had the effect of increasing product revenue by $3.8 million for the three months ended June 30, 2019 from the comparable period in 2018.

Research services revenue increased $0.1 million, or 12%, to $0.6 million for the three months ended June 30, 2019 from $0.5 million in the comparable period in 2018. The increase was primarily due to the timing and amount of funding available under existing research contracts during the three months ended June 30, 2019 versus the comparable period in 2018.

Product revenue was 98% of total revenue for the three months ended June 30, 2019 and 97% of total revenue for the three months June 30, 2018. Research services revenue was 2% of total revenue for the three months ended June 30, 2019 and 3% of total revenue for the three months ended June 30, 2018.

Cost of Revenue

	Three Months Ended June 30,
	2019			2018			Change
		Percentage of Related	Percentage of Total		Percentage of Related	Percentage of Total
	Amount	Revenue	Revenue	Amount	Revenue	Revenue	Amount	Percentage
	($ in thousands)
Cost of revenue:
Product	$25,715	89%	87%	$18,676	88%	86%	$7,039	38%
Research services	304	49%	1%	251	45%	1%	53	21%
Total cost of revenue	$26,019	88%	88%	$18,927	87%	87%	$7,092	37%

Total cost of revenue increased $7.1 million, or 37%, to $26.0 million for the three months ended June 30, 2019 from $18.9 million in the comparable period in 2018. The increase in total cost of revenue was primarily the result of an increase in product cost of revenue.

Product cost of revenue increased by $7.0 million, or 38%, to $25.7 million for the three months ended June 30, 2019 from $18.7 million in the comparable period in 2018. The $7.0 million increase was the result of a $6.5 million increase in material costs and a $0.5 million increase in manufacturing expense. The increase in material costs was driven by the 1.2 million square foot, or 18%, increase in total product shipments and an unfavorable mix of products sold. The increase in manufacturing expense was the result of increases in waste disposal expense of $0.2 million, maintenance expense of $0.1 million, depreciation expense of $0.1 million, and other manufacturing expenses of $0.2 million, offset, in part, by a decrease in compensation and related costs of $0.1 million.

Product cost of revenue as a percentage of product revenue increased to 89% during the three months ended June 30, 2019 from 88% during the three months ended June 30, 2018. This increase was the result of the unfavorable mix of products sold during the three months ended June 30, 2019 relative to the comparable period in 2018, offset, in part, by the high proportion of fixed manufacturing expenses that remained essentially unchanged despite a 37% increase in product revenue for the three months ended June 30, 2019 from the comparable period in 2018.

Research services cost of revenue increased $0.1 million, or 21%, to $0.3 million for the three months ended June 30, 2019 from $0.2 million for the comparable period in 2018. Cost of research service revenue as a percentage of research services revenue increased to 49% during the three months ended June 30, 2019 from 45% in the comparable period in 2018 due to an increase in the proportion of outside services utilized to support the contracted research.

Gross Profit

	Three Months Ended June 30,
	2019		2018		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Gross profit	$3,514	12%	$2,744	13%	$770	28%

Gross profit increased by $0.8 million, or 28%, to $3.5 million for the three months ended June 30, 2019 from $2.7 million in the comparable period in 2018. The increase in gross profit was the result of the $7.9 million increase in total revenue, offset, in part, by the $7.1 million increase in total cost of revenue. The increase in revenue was principally associated with the increase in project work in the subsea market, growth in the petrochemical and refinery markets in the United States, and price increases enacted in early 2019. The increase in total cost of revenue was driven principally by the 1.2 million square foot, or 18%, increase in product shipments and the unfavorable mix of products sold.

Gross profit as a percentage of total revenue decreased to 12% of total revenue for the three months ended June 30, 2019 from 13% in the comparable period in 2018.

Research and Development Expenses

	Three Months Ended June 30,
	2019		2018		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Research and development expenses	$1,868	6%	$1,638	8%	$230	14%

Research and development expenses increased by $0.2 million, or 14%, to $1.8 million for the three months ended June 30, 2019 from $1.6 million in the comparable period in 2018. The $0.2 million increase was the result of increases in patent related expense of $0.1 million and all other research and development expenses of $0.1 million.

Research and development expenses as a percentage of total revenue decreased to 6% for the three months ended June 30, 2019 from 8% in the comparable period in 2018 due primarily to the increase in revenue during the three months ended June 30, 2019.

Sales and Marketing Expenses

	Three Months Ended June 30,
	2019		2018		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Sales and marketing expenses	$3,509	12%	$3,721	17%	$(212)	(6)%

Sales and marketing expenses decreased by $0.2 million, or 6%, to $3.5 million from $3.7 million in the comparable period in 2018. The decrease was primarily the result of a decrease in compensation and related costs.

Sales and marketing expenses as a percentage of total revenue decreased to 12% for the three months ended June 30, 2019 from 17% in the comparable period in 2018 due primarily to the increase in revenue during the three months ended June 30, 2019.

General and Administrative Expenses

	Three Months Ended June 30,
	2019		2018		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
General and administrative expenses	$3,352	11%	$4,240	20%	$(888)	(21)%

General and administrative expenses decreased by $0.9 million, or 21%, to $3.3 million during the three months ended June 30, 2019 from $4.2 million in the comparable period in 2018. The $0.9 million decrease was the result of decreases in compensation and related costs of $0.6 million, the provision for uncollectible accounts receivable of $0.3 million, and professional fees of $0.1 million, offset, in part, by an increase in patent enforcement costs of $0.1 million.

General and administrative expenses as a percentage of total revenue decreased to 11% for the three months ended June 30, 2019 from 20% in the comparable period in 2018 due to both the reduction in general and administrative expenses and the increase in revenue during the three months ended June 30, 2019.

Interest Expense, net

	Three Months Ended June 30,
	2019		2018		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Interest expense, net	$(103)	(0)%	$(103)	(0)%	$—	—

Interest expense, net, consists primarily of fees and interest expense associated with outstanding balances under our revolving credit agreement and was $0.1 million during both the three months ended June 30, 2019 and the comparable period in 2018.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018

The following tables set forth a comparison of the components of our results of operations for the periods presented:

Revenue

	Six Months Ended June 30,
	2019		2018		Change
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	($ in thousands)
Revenue:
Product	$55,693	97%	$43,636	98%	$12,057	28%
Research services	1,752	3%	1,109	2%	643	58%
Total revenue	$57,445	100%	$44,745	100%	$12,700	28%

The following chart sets forth product shipments in square feet for the periods presented:

	Six Months Ended June 30,		Change
	2019	2018	Amount	Percentage
Product shipments in square feet (in thousands)	17,106	14,894	2,212	15%

Total revenue increased $12.7 million, or 28%, to $57.4 million for the six months ended June 30, 2019 from $44.7 million in the comparable period in 2018 primarily as a result of an increase in product revenue.

Product revenue increased by $12.1 million, or 28%, to $55.7 million for the six months ended June 30, 2019 from $43.6 million in the comparable period in 2018. This increase was principally the result of an increase in project work in the subsea market, growth in the petrochemical and refinery markets in the United States, and the impact of price increases enacted in early 2019, offset, in part by a decrease in shipments to the Asian energy and building materials markets.

Product revenue for the six months ended June 30, 2019 included $10.0 million to a North American distributor and $6.8 million and $5.7 million to two subsea contractors, respectively. Product revenue for the six months ended June 30, 2018 included $10.6 million to a North American distributor and $6.3 million to an Asian distributor.

The average selling price per square foot of our products increased by $0.33, or 11%, to $3.26 per square foot for the six months ended June 30, 2019 from $2.93 per square foot for the six months ended June 30, 2018. The increase in average selling price principally reflected the impact of price increases enacted in early 2019. This increase in average selling price had the effect of increasing product revenue by $5.6 million for the six months ended June 30, 2019 from the comparable period in 2018.

In volume terms, product shipments increased by 2.2 million square feet, or 15%, to 17.1 million square feet of aerogel products for the six months ended June 30, 2019, as compared to 14.9 million square feet for the six months ended June 30, 2018. The increase in product volume had the effect of increasing product revenue by $6.5 million for the six months ended June 30, 2019 from the comparable period in 2018.

Research services revenue increased $0.6 million, or 58%, to $1.7 million for the six months ended June 30, 2019 from $1.1 million in the comparable period in 2018. The increase was primarily due to the timing and amount of funding available under existing research contracts during the six months ended June 30, 2019 from the comparable period in 2018.

Product revenue was 97% of total revenue for the six months ended June 30, 2019 and 98% of total revenue for the six months ended June 30, 2018. Research services revenue was 3% of total revenue for the six months ended June 30, 2019 and 2% of total revenue for the six months ended June 30, 2018.

Cost of Revenue

	Six Months Ended June 30,
	2019			2018			Change
		Percentage of Related	Percentage of Total		Percentage of Related	Percentage of Total
	Amount	Revenue	Revenue	Amount	Revenue	Revenue	Amount	Percentage
	($ in thousands)
Cost of revenue:
Product	$49,193	88%	86%	$38,699	89%	86%	$10,494	27%
Research services	1,020	58%	2%	492	44%	1%	528	107%
Total cost of revenue	$50,213	87%	87%	$39,191	88%	88%	$11,022	28%

Total cost of revenue increased $11.0 million, or 28%, to $50.2 million for the six months ended June 30, 2019 from $39.2 million in the comparable period in 2018. The increase in total cost of revenue was primarily the result of an increase in product cost of revenue.

Product cost of revenue increased $10.5 million, or 27%, to $49.2 million for the six months ended June 30, 2019 from $38.7 million in the comparable period in 2018. The $10.5 million increase was the result of a $10.2 million increase in material costs and a $0.3 million increase in manufacturing expense. The increase in material costs was driven principally by the 2.2 million square feet, or 15%, increase in product shipments and an unfavorable mix of products sold. The increase in manufacturing expense was the result of increases in waste disposal expense of $0.4 million, compensation and related costs of $0.1 million, and all other manufacturing expenses of $0.3 million, offset, in part, by a decrease in depreciation expense of $0.5 million.

Product cost of revenue as a percentage of product revenue decreased to 88% during the six months ended June 30, 2019 from 89% during the six months ended June 30, 2018. This decrease was the result of the high proportion of fixed manufacturing expenses that remained essentially unchanged despite a 28% increase in product revenue for the six months ended June 30, 2019 from the comparable period in 2018, offset, in part, by the unfavorable mix of products sold during the six months ended June 30, 2019 from the comparable period in 2018.

Research services cost of revenue increased $0.5 million, or 107%, to $1.0 million for the six months ended June 30, 2019 from $0.5 million for the comparable period in 2018. Cost of research service revenue as a percentage of research services revenue increased to 58% during the six months ended June 30, 2019 from 44% in the comparable period in 2018 due to an increase in the proportion of outside services utilized to support the contracted research.

Gross Profit

	Six Months Ended June 30,
	2019		2018		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Gross profit	$7,232	13%	$5,554	12%	$1,678	30%

Gross profit increased $1.7 million, or 30%, to $7.3 million for the six months ended June 30, 2019 from $5.6 million in the comparable period in 2018. The increase in gross profit was the result of the $12.7 million increase in total revenue, offset, in part, by the $11.0 million increase in total cost of revenue. The increase in revenue was principally associated with the increase in project work in the subsea market, growth in the petrochemical and refinery markets in the United States, and price increases enacted in early 2019. The increase in total cost of revenue was driven principally by the 2.2 million square foot, or 15%, increase in product shipments and the unfavorable mix of products sold.

Gross profit as a percentage of total revenue increased to 13% of total revenue for the six months ended June 30, 2019 from 12% in the comparable period in 2018.

Research and Development Expenses

	Six Months Ended June 30,
	2019		2018		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Research and development expenses	$3,796	7%	$3,243	7%	$553	17%

Research and development expenses increased by $0.6 million, or 17%, to $3.8 million for the six months ended June 30, 2019 from $3.2 million in the comparable period in 2018. The $0.6 million increase was the result of increases in compensation and related costs of $0.4 million and other research and development expenses of $0.2 million.

Research and development expenses as a percentage of total revenue remained 7% of total revenue for the six months ended June 30, 2019 and 2018.

Sales and Marketing Expenses

	Six Months Ended June 30,
	2019		2018		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Sales and marketing expenses	$7,020	12%	$7,220	16%	$(200)	(3)%

Sales and marketing expenses decreased by $0.2 million, or 3%, to $7.0 million for the six months ended June 30, 2019 from $7.2 million in the comparable period in 2018. This decrease was the result of decreases in compensation and related costs of $0.1 million and other marketing and related costs of $0.1 million.

Sales and marketing expenses as a percentage of total revenue decreased to 12% for the six months ended June 30, 2019 from 16% in the comparable period in 2018 due primarily to the increase in revenue during the six months ended June 30, 2019.

General and Administrative Expenses

	Six Months Ended June 30,
	2019		2018		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
General and administrative expenses	$7,592	13%	$8,696	19%	$(1,104)	(13)%

General and administrative expenses decreased by $1.1 million, or 13%, to $7.6 million during the six months ended June 30, 2019 from $8.7 million in the comparable period in 2018 . The $1.1 million decrease was the result of decreases in compensation and related costs of $0.7 million, provision for uncollectible accounts receivable of $0.4 million, professional fees of $0.3 million, and other general administrative expenses of $0.1 million, offset, in part, by an increase in patent enforcement costs of $0.4 million.

General and administrative expenses as a percentage of total revenue decreased to 13% for the six months ended June 30, 2019 from 19% in the comparable period in 2018 due primarily to the increase in revenue during the six months ended June 30, 2019.

Interest Expense, net

	Six Months Ended June 30,
	2019		2018		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Interest expense, net	$(144)	(0)%	$(195)	(0)%	$51	(26)%

Interest expense, net, consists primarily of fees and interest expense associated with outstanding balances under our revolving credit agreement and was $0.1 million and $0.2 million during the six months ended June 30, 2019 and 2018, respectively.

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

We believe that our existing cash balance and available credit will be sufficient to fund a portion of the planned expansion of our East Providence manufacturing facility and other strategic business initiatives. In January 2019, we received a second $5.0 million prepayment pursuant to the supply agreement with BASF. On March 4, 2019, we extended the maturity of our revolving credit facility to April 28, 2020. In addition, we plan to manage other capital expenditures and working capital balances during 2019 and 2020 to maintain the cash resources required to support current operating requirements.

However, we will need to supplement our cash balance and available credit with anticipated cash flows from operations, debt financings, customer prepayments, technology licensing agreements or equity financings to provide the capital required to complete the planned expansion of our existing manufacturing facility and to fund other strategic business initiatives.

Primary Sources of Liquidity

Our principal sources of liquidity are currently our cash and cash equivalents and our revolving credit facility with Silicon Valley Bank. Cash and cash equivalents consist primarily of cash and money market accounts on deposit with banks. As of June 30, 2019, we had $3.3 million of cash and cash equivalents.

At June 30, 2019, we had debt obligations of $2.9 million related to borrowings under our revolving credit facility with Silicon Valley Bank, $0.6 million of outstanding letters of credit secured by the revolving credit facility and an obligation of $10.0 million associated with prepayments received pursuant to our supply agreement with BASF.

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

Under the revolving credit facility, we are required to comply with both non-financial and financial covenants, including the minimum EBITDA covenant, as defined in the loan agreement. At June 30, 2019, we were in compliance with all such covenants.

The effective amount available to us under the facility at June 30, 2019 was $6.4 million after giving effect to the $2.9 million of borrowings and $0.6 million of letters of credit outstanding.

Analysis of Cash Flow

Net Cash Used in Operating Activities

During the six months ended June 30, 2019, we used $1.9 million in net cash in operating activities, as compared to the use of $6.2 million in net cash during the comparable period in 2018, a decrease in the use of cash of $4.3 million. This decrease in use of cash was the result of decreases in cash used by changes in operating assets and liabilities of $2.3 million and in net loss adjusted for non-cash items of $2.0 million.

Net Cash Used in Investing Activities

Net cash used in investing activities is primarily related to capital expenditures to support our growth. Net cash used in investing activities for the six months ended June 30, 2019 and 2018 was $1.3 million and $1.7 million, respectively, in capital expenditures primarily for machinery and equipment to improve the capacity, throughput and efficiency of our East Providence facility.

Net Cash Used in Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2019 totaled $3.2 million and consisted of $56.2 million in borrowings under our line of credit and $5.0 million in prepayment proceeds under our supply agreement with BASF, offset, in part, by $57.5 million of repayments under our line of credit and $0.5 million in cash used for payments made for employee tax withholdings associated with the vesting of restricted stock units.

Net cash provided by financing activities for the six months ended June 30, 2018 totaled $4.5 million and consisted of $5.0 million in prepayment proceeds under our supply agreement with BASF, offset, in part, by $0.5 million in cash used for payments made for employee tax withholdings associated with the vesting of restricted stock units. In addition, we borrowed and repaid $12.1 million in advances under our line of credit.

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

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business. At June 30, 2019, we had unrestricted cash and cash equivalents of $3.3 million. These amounts were held for working capital and capital expansion purposes and were invested primarily in deposit and money market accounts at a major financial institution in North America. Due to the short-term nature of these investments, we believe that our exposure to changes in the fair value of our cash as a result of changes in interest rates is not material.

As of June 30, 2019, we had $2.9 million drawn and outstanding on our revolving credit facility. At June 30, 2019, we also had $0.6 million of outstanding letters of credit supported by the revolving credit facility.

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

At June 30, 2019, the amount available to us under the revolving credit facility was $6.4 million after giving effect to the $2.9 million in borrowings and $0.6 million of letters of credit outstanding under the facility.

Inflation Risk

Although we expect that our operating results will be influenced by general economic conditions, we do not believe that inflation has had a material effect on our results of operations during the periods presented in this report. However, our business may be affected by inflation in the future.

Foreign Currency Exchange Risk

We are subject to inherent risks attributed to operating in a global economy. Virtually all of our revenue, receivables, purchases and debts are denominated in U.S. dollars.

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

As of June 30, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls.

During the six months ended June 30, 2019, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

Patent Enforcement Actions

In May 2016, we filed a complaint for patent infringement against Nano Tech Co., Ltd., or Nano, and Guangdong Alison Hi Tech., Ltd., or Alison, and together with Nano, the Respondents, in the International Trade Commission, or ITC. The ITC complaint alleged that these two China-based companies engaged in unfair trade practices by importing aerogel products in the United States that infringed, and/or are manufactured by processes that infringe, several of our patents in violation of Section 337 of the Tariff Act. In the ITC complaint, we sought exclusion orders from the ITC that direct the United States Customs and Border Protection to stop the importation of these infringing products. In June 2016, the ITC instituted an investigation based on our complaint. In September 2017, the Administrative Law Judge, or ALJ, presiding over the ITC investigation issued an Initial Determination finding that Alison and Nano infringed our patents relating to aerogel insulation and/or the methods of manufacturing aerogel insulation. As part of the Initial Determination, the ALJ found that Alison and Nano infringed all the patent claims asserted against each of them across the three asserted patents and that Alison and Nano failed to prove that the asserted claims were invalid. The ALJ also recommended a limited exclusion order as a remedy to prevent the importation of infringing aerogel products into the United States. In February 2018, the ITC issued its final determination confirming the ALJ’s infringement and validity determinations except with respect to one dependent product claim where the ITC found the claim not infringed. The ITC also revised some of the ALJ’s claim constructions. However, the ITC affirmed that Alison and Nano each violated Section 337 of the Tariff Act and issued a limited exclusion order prohibiting importation of infringing aerogel insulation products manufactured by Alison and Nano. The exclusion order, which is enforced by the United States Customs and Border Protection, is currently in effect. In June 2018, Alison has filed a notice of appeal seeking a review of the ITC determination and order by the United States Court of Appeals for the Federal Circuit (CAFC). Alison has sought an appeal of ITC’s finding that a product composition patent asserted by us against Alison is valid and infringed. Oral arguments at CAFC took place in June 2019. As neither respondents appealed the ITC findings of validity or infringement with respect to asserted process patents, the exclusion order remains valid and enforced irrespective of the outcome of the appeal. In addition to Respondents’ contention at the ITC that the asserted patents were invalid, Alison also filed petitions with the United States Patent and Trademark Office, or USPTO, requesting Inter-Partes Review to cancel certain claims in three of our manufacturing process patents and one product patent. A three-member panel of Administrative Patent Judges at the USPTO denied all of Alison’s petitions to institute Inter-Partes Review challenging the validity of these Aspen patents. Alison also filed similar requests with the Chinese Patent Office, or SIPO, seeking to invalidate two of our Chinese manufacturing process patents and two of our Chinese product patents. After the conclusion of the oral proceedings and before any decision issued by the SIPO, Alison withdrew all of its requests for invalidation of our Chinese patents. In May 2018, Alison filed another request seeking invalidation of one of our manufacturing process patents at SIPO, the same patent that it previously sought to invalidate and subsequently withdrew the request in 2017. After conducting an oral proceeding on September 6, 2018, the Patent Reexamination Board of SIPO, or PRB, issued a decision on October 26, 2018 holding Aspen’s issued patent as amended as valid. Alison has appealed the PRB’s decision to the Beijing IP court. The appeal is currently ongoing. Nano has also filed a request seeking invalidation of a product patent at PRB of SIPO on which oral hearings took place in July 2019.

In April 2016, we also filed a patent infringement suit at the District Court in Mannheim, Germany against the Respondents and two European resellers asserting their infringement of one of our German patents. We subsequently asserted infringement of another three patents against Nano and a European reseller of Alison’s products at the Mannheim court. We have since settled with one European reseller in exchange for a commitment not to procure infringing products and cooperation with our case. In January 2018, the court issued a series of judgments by acknowledgement (German, “Anerkenntnisurteil”) finding the second reseller, Hiltex, liable for infringement and also issued injunctions against Hiltex. The judgments resulted from a settlement agreement in which Hiltex agreed not to resell the infringing products in Europe where at least one of the asserted patents are active. Nano and Alison also initiated a nullity actions in German Federal Patent Court in Munich against our asserted German patents. On the first patent, EP1638750 (750 Patent) challenged at the Federal Patent Court, on September 25, 2018 the Court conducted an oral proceeding and determined that the patent is valid as originally issued and dismissed the challenge to its validity. They likewise filed an opposition to one of the asserted patents at the European Patent Office, or EPO. In December 2018, the opposition division of EPO determined the patent, EP2813338 (338 Patent) was invalid on formality grounds and decided to revoke it. In July 2019, we have filed a notice of appeal to the EPO Board of appeals seeking to set aside the decision of the opposition division. On March 8, 2019, Mannheim court issued two separate judgments in cases against Nano and Alison, respectively. The Mannheim court determined that both Nano and Alison are infringing on Aspen’s 750 Patent in connection with their respective products. The court also issued injunctions prohibiting the offer, putting on the market, using, importing or possessing the infringing products. The court found the defendants liable to us for damages since September 22, 2012. The court also ordered the defendants to provide information on the scope of the acts of infringement committed since August 22, 2012, and a recall of infringing products. The court also ordered Nano and Alison to bear the costs of the legal proceedings and reimburse statutory attorneys’ costs and expenses to us, that exact amount of which is yet to be determined. Nano and Alison may appeal the judgments of the Mannheim court within 30 days from the date they have been served with the decision, respectively. On March 19 and 20, 2019 the German Federal Patent Court in Munich conducted oral proceedings and voided four claims in EP2415577 (577 Patent) and confirmed the validity of challenged claims in EP2422950 (950 Patent) within the scope of silica gels. The infringement proceedings at the Mannheim court based on 577 Patent and 950 Patent are ongoing. Additionally, a reseller of Nano’s products in Taiwan challenged the validity of one of our patents in Taiwan. After careful review of our response, Taiwanese patent office has determined the patent as valid and dismissed the challenge in December 2018. In late 2018, LG Chem Ltd. has sought to challenge one of our patents in Korea. The resulting patent invalidation trial is ongoing.

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

Brazilian Enforcement Action

In August 2018, we filed an enforcement suit against Qualiman Engenharia E Montagens LTDA, or Qualiman, one of our South American customers, in civil court in Sao Paulo, Brazil seeking payment of past due invoices totaling approximately $2.9 million. In October 2018, the Brazilian court ruled in our favor with respect to Qualiman’s obligation to pay us immediately. As part of the remedy, the Court ordered Qualiman’s customer, Petroleo Brasilero S.A., or Petrobras, to redirect part of its payments to Qualiman to a court-administered bank account and other appropriate actions. Subsequently, we learned that Qualiman has laid off a substantial portion of its installers and threatened to walk away from Petrobras’ contract. In connection with such layoffs, a Brazilian labor court is addressing reparations to laid-off workers. We learned that Petrobras and Qualiman are seeking to renegotiate the contract between them in connection with this project. On February 26, 2019, an appeals court dismissed Qualiman’s appeal of the decision of the Sao Paulo civil court on the merits. As of June 30, 2019 we have recovered $0.3 million through the court actions. Our recovery of additional amounts owed is uncertain.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors included in our Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities. Not applicable.

(b) Use of Proceeds from Initial Public Offering of Common Stock. Not applicable.

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers. We did not repurchase any of our equity securities during the quarter ended June 30, 2019.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On August 1, 2019, the Company entered into an amendment (the "Amendment") to its employment agreement with Donald R. Young, the Company's Chief Executive Officer. Mr. Young's employment agreement with the Company (the "Executive Agreement"), executed as of November 7, 2018 and effective as of January 1, 2019, provided for a two year period during which Mr. Young is eligible to receive a bonus upon a change of control (as defined in the Executive Agreement). The Amendment extends the period to a total of three years such that the period ends on December 31, 2021.

Item 6.	Exhibits.

(a) Exhibits

10.1+	Amendment to Executive Agreement, dated August 1, 2019, by and between the Company and Donald R. Young.

31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Aspen Aerogels, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited) as of June 30, 2019 and December 31, 2018, (ii) the Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2019 and 2018, (iii) the Consolidated Statements of Stockholders’ Equity (unaudited) for the three and six months ended June 30, 2019 and 2018 (iv) the Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2019 and 2018, and (v) the Notes to Consolidated Financial Statements (unaudited).

+    Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPEN AEROGELS, INC.

Date: August 1, 2019	By:	/s/ Donald R. Young
Donald R. Young
President and Chief Executive Officer (principal executive officer)

Date: August 1, 2019	By:	/s/ John F. Fairbanks
John F. Fairbanks
Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)