Form 10-Q
period 2019-09-30
ASPEN AEROGELS INC
filed 2019-11-01
CIK 1145986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 30, 2019, the registrant had 24,300,264 shares of common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

ASPEN AEROGELS, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2019	2018
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$1,195	$3,327
Accounts receivable, net of allowances of $122 and $2,877	24,362	25,565
Inventories	13,459	7,318
Prepaid expenses and other current assets	1,512	1,041
Total current assets	40,528	37,251
Property, plant and equipment, net	55,163	61,699
Operating lease right-of-use assets	4,277	—
Other long-term assets	86	73
Total assets	$100,054	$99,023
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,097	$12,392
Accrued expenses	4,539	3,864
Revolving line of credit	4,863	4,181
Deferred revenue	6,149	2,629
Operating lease liabilities	1,051	—
Total current liabilities	25,699	23,066
Deferred rent	—	1,218
Prepayment liability	9,820	4,485
Deferred revenue long-term	915	—
Operating lease liabilities long-term	4,554	—
Total liabilities	40,988	28,769
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.00001 par value; 125,000,000 shares authorized, 24,300,264 and 23,973,517 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	544,260	541,839
Accumulated deficit	(485,194)	(471,585)
Total stockholders’ equity	59,066	70,254
Total liabilities and stockholders’ equity	$100,054	$99,023

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands, except share and per share data)
Revenue:
Product	$35,046	$23,342	$90,739	$66,978
Research services	379	595	2,131	1,704
Total revenue	35,425	23,937	92,870	68,682
Cost of revenue:
Product	27,510	22,154	76,703	60,853
Research services	173	254	1,193	746
Gross profit	7,742	1,529	14,974	7,083
Operating expenses:
Research and development	2,046	1,384	5,842	4,627
Sales and marketing	3,992	3,061	11,012	10,281
General and administrative	3,857	3,453	11,449	12,149
Total operating expenses	9,895	7,898	28,303	27,057
Loss from operations	(2,153)	(6,369)	(13,329)	(19,974)
Interest expense, net	(136)	(163)	(280)	(358)
Total interest expense, net	(136)	(163)	(280)	(358)
Net loss	$(2,289)	$(6,532)	$(13,609)	$(20,332)
Net loss per share:
Basic and diluted	$(0.09)	$(0.27)	$(0.57)	$(0.86)
Weighted-average common shares outstanding:
Basic and diluted	24,171,811	23,808,703	24,074,565	23,707,245

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Preferred Stock $0.00001 Par Value		Common Stock $0.00001 Par Value		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Value	Shares	Value
Balance at December 31, 2018	—	$—	23,973,517	$—	$541,839	$(471,585)	$70,254
Net loss	—	—	—	—	—	(6,002)	(6,002)
Stock compensation expense	—	—	—	—	878	—	878
Vesting of restricted stock units	—	—	273,290	—	(454)	—	(454)
Balance at March 31, 2019	—	—	24,246,807	—	542,263	(477,587)	64,676
Net loss	—	—	—	—	—	(5,318)	(5,318)
Stock compensation expense	—	—	—	—	996	—	996
Issuance of restricted stock	—	—	50,328	—	—	—	—
Vesting of restricted stock units	—	—	3,129	—	(10)	—	(10)
Balance at June 30, 2019	—	—	24,300,264	—	543,249	(482,905)	60,344
Net loss	—	—	—	—	—	(2,289)	(2,289)
Stock compensation expense	—	—	—	—	1,011	—	1,011
Balance at September 30, 2019	—	$—	24,300,264	$—	$544,260	$(485,194)	$59,066

	Preferred Stock $0.00001 Par Value		Common Stock $0.00001 Par Value		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Value	Shares	Value
Balance at December 31, 2017	—	$—	23,643,189	$—	$538,088	$(437,145)	$100,943
Net loss	—	—	—	—	—	(6,842)	(6,842)
Stock compensation expense	—	—	—	—	1,136	—	1,136
Vesting of restricted stock units	—	—	239,064	—	(504)	—	(504)
Balance at March 31, 2018	—	—	23,882,253	—	538,720	(443,987)	94,733
Net loss	—	—	—	—	—	(6,958)	(6,958)
Stock compensation expense	—	—	—	—	1,150	—	1,150
Issuance of restricted stock	—	—	58,062	—	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—	—
Balance at June 30, 2018	—	—	23,940,315	—	539,870	(450,945)	88,925
Net loss	—	—	—	—	—	(6,532)	(6,532)
Stock compensation expense	—	—	—	—	1,128	—	1,128
Vesting of restricted stock units	—	—	21,046	—	(28)	—	(28)
Balance at September 30, 2018	—	$—	23,961,361	$—	$540,970	$(457,477)	$83,493

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net loss	$(13,609)	$(20,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,651	8,259
Stock-compensation expense	2,885	3,414
Operating lease right-of-use assets	702	—
Lease incentives	—	(91)
Changes in operating assets and liabilities:
Accounts receivable	1,203	5,303
Inventories	(6,141)	(994)
Prepaid expenses and other assets	(484)	(111)
Accounts payable	(2,865)	(3,310)
Accrued expenses	826	(2,305)
Deferred revenue	4,870	1,460
Operating lease liabilities	(743)	—
Other liabilities	(56)	(33)
Net cash used in operating activities	(5,761)	(8,740)
Cash flows from investing activities:
Capital expenditures	(1,589)	(2,651)
Net cash used in investing activities	(1,589)	(2,651)
Cash flows from financing activities:
Proceeds from borrowings under line of credit, net	682	1,406
Prepayment proceeds under customer supply agreement	5,000	5,000
Payments made for employee restricted stock tax withholdings	(464)	(532)
Net cash provided by financing activities	5,218	5,874
Net decrease in cash	(2,132)	(5,517)
Cash and cash equivalents at beginning of period	3,327	10,694
Cash and cash equivalents at end of period	$1,195	$5,177
Supplemental disclosures of cash flow information:
Interest paid	$333	$237
Income taxes paid	$—	$—
Supplemental disclosures of non-cash activities:
Initial recognition of operating lease liabilities related to right-of-use assets	$5,995	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$353	$—
Changes in accrued capital expenditures	$(430)	$541

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

Liquidity

During the nine months ended September 30, 2019, the Company incurred a net loss of $13.6 million and used $5.8 million of cash in operations. The Company had a cash and cash equivalents balance of $1.2 million and outstanding borrowing under its revolving line of credit of $4.9 million as of September 30, 2019 (see note 7). After giving effect to outstanding borrowings and letters of credit, the additional amount available to the Company at September 30, 2019 under the revolving line of credit was $7.6 million. The existing revolving line of credit matures on April 28, 2020.

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

The Company will need to supplement its cash balance and amounts available under its revolving line of credit with anticipated cash flows from operations, debt financings, customer prepayments, technology licensing agreements, or equity financings to provide the capital required to complete the expansion of the existing manufacturing facility and to fund its strategic business initiatives.

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

In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments that are of a normal recurring nature and necessary for the fair statement of the Company’s financial position as of September 30, 2019 and the results of its operations and stockholders’ equity for the three and nine months ended September 30, 2019 and 2018 and the cash flows for the nine month periods then ended. The Company has evaluated events through the date of this filing.

The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or any other period.

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

Concentration of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of accounts receivable. The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of accounts receivable. The Company reviews the allowance for doubtful accounts quarterly. During the year ended December 31, 2018, the Company recorded a charge for a customer uncollectible accounts receivable of $2.8 million. As of September 30, 2019, the Company determined that collection of the remaining unpaid accounts receivable from this customer of $2.6 million is unlikely and recorded a write-off of the accounts receivable and the corresponding allowance for doubtful accounts.

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

During the nine months ended September 30, 2019, the Company granted 50,328 shares of restricted common stock with a grant date fair value of $0.3 million and non-qualified options (NSOs) to purchase 71,700 shares of common stock with a grant date fair value of $0.2 million vesting over a period of one year to its non-employee directors under the 2014 Employee, Director, and Consultant Equity Incentive Plan (the 2014 Equity Plan).

During the nine months ended September 30, 2019, the Company granted 654,582 restricted common stock units (RSUs) with a grant date fair value of $2.4 million and NSOs to purchase 632,183 shares of common stock with a grant date fair value of $1.1 million to employees under the 2014 Equity Plan. The RSUs and NSOs granted to employees will vest over a three-year period.

During the nine months ended September 30, 2019, the Company also granted NSOs to purchase 20,000 shares of common stock under the 2014 Equity Plan to an outside consultant which will vest on March 26, 2020 with a grant date fair value of less than $0.1 million.

Stock-based compensation is included in cost of revenue or operating expenses, as applicable, and consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Cost of product revenue	$125	$158	$365	$474
Research and development expenses	130	124	374	355
Sales and marketing expenses	168	206	461	647
General and administrative expenses	588	640	1,685	1,938
Total stock-based compensation	$1,011	$1,128	$2,885	$3,414

Pursuant to the “evergreen” provisions of the 2014 Equity Plan, the number of shares of common stock authorized for issuance under the plan automatically increased by 479,470 shares to 7,488,930 shares effective January 1, 2019.

As of September 30, 2019, 4,703,199 shares of common stock were reserved for issuance upon the exercise or vesting of outstanding stock-based awards granted under the 2014 Equity Plan. In addition, as of September 30, 2019, 86,074 shares of common stock were reserved for issuance upon the exercise of outstanding stock options granted under the Company’s 2001 Equity Incentive Plan, as amended (the 2001 Equity Plan). Any cancellations or forfeitures of the options outstanding under the 2001 Equity Plan will result in the shares reserved for issuance upon exercise of such options becoming available for grant under the 2014 Equity Plan. As of September 30, 2019, the Company has either issued or reserved in connection with statutory tax withholdings a total of 1,782,795 shares under the 2014 Equity Plan. As of September 30, 2019, there were 916,862 shares of common stock available for future grant under the 2014 Equity Plan.

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

Information about the Company’s total revenues, based on shipment destination or services location, is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Revenue:
U.S.	$15,191	$11,485	$41,415	$30,677
International	20,234	12,452	51,455	38,005
Total	$35,425	$23,937	$92,870	$68,682

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

The Company did not record any warranty expense during the nine months ended September 30, 2019 and 2018. As of September 30, 2019, the Company had satisfied all warranty claims.

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

Standards Implemented Since December 31, 2018

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). FASB ASU 2016-02 modified the accounting for leases and requires that all leases be recorded on the consolidated balance sheets as assets and liabilities. This standard was effective for fiscal years beginning after December 15, 2018. The Company adopted this standard on January 1, 2019 using the modified retrospective transition approach with the effective date as the date of initial application. As a result, the Company did not update financial information or provide the disclosures otherwise required under the new standard for dates and periods before January 1, 2019. To measure its lease liabilities, the Company used its incremental borrowing rate as of the date of adoption or the rate implicit in the lease, if available. The discount rate was applied to the remaining lease term and remaining payments at the date of adoption. The Company also elected the package of practical expedients under the new standard, which permitted the Company to not reassess prior conclusions about lease identification, lease classification, and initial direct costs. The most significant effects of this new standard on the consolidated financial statements related to the recognition of new right-of-use (ROU) assets and lease liabilities on the consolidated balance sheets and the provision of significant new disclosures about leasing activities. Upon adoption on January 1, 2019, the Company recognized operating lease liabilities of approximately $6.0 million with corresponding ROU assets of approximately $4.6 million. Additionally, the Company derecognized deferred rent liabilities of $1.4 million. This standard has not materially impacted the Company’s consolidated net loss or net cash used in operations. The Company also elected the short-term lease recognition exemption for all leases that qualify. For leases that qualify for this exemption, the Company does not recognize ROU assets or lease liabilities. In addition, the Company elected the practical expedient to not separate non-lease components from the associated lease components for all of its equipment leases.

Standards to be Implemented

The Company believes that the impact of recently issued accounting standards that are not yet effective will not have a material impact on its consolidated financial statements.

(3) Revenue from Contracts with Customers

On January 1, 2018, the Company Adopted Accounting Standards Codification 606, Revenue from Contracts with Customers (ASC 606) using the modified retrospective method for all contracts not completed as of the date of adoption. The adoption of ASC 606 did not have a material impact on the allocation and timing of the recognition of previously reported revenues from the sale of products, subsea projects or the performance of research services. In addition, the Company determined that there are no incremental contract costs or contract fulfillment costs associated with the adoption of ASC 606. The adoption of ASC 606 represented a change in accounting principle that more closely aligns revenue recognition with the delivery of the Company's product or performance of research services and will provide financial statement readers with enhanced disclosures.

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (i) identification of the contract with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the separate performance obligations in the contract; and (v) recognition of the revenue associated with performance obligations as they are satisfied. The Company applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price based on the estimated relative standalone-selling prices of the promised products or services underlying each performance obligation. The Company determines standalone-selling prices based on the price at which the performance obligation is sold separately. If the standalone-selling price is not observable through past transactions, the Company estimates the standalone-selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. The Company did not have any contracts outstanding at December 31, 2018 and did not enter into any contracts during the nine months ended September 30, 2019 that contained a significant financing component.

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

The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using historical rates of return, current quarter credit sales, and specific items of exposure on a contract-by-contract basis. Sales return reserves were approximately $0.1 million at both September 30, 2019 and December 31, 2018.

Subsea Projects

The Company manufactures and sells subsea products that are designed for pipe-in-pipe applications in offshore oil production and are typically customized to meet customer specifications. Subsea products typically have no alternative use and contain an enforceable right to payment. Customer invoicing terms for subsea products are typically based on certain milestones within the production and delivery schedule. Under the provisions of ASC 606, the Company recognizes revenue at a point in time when transfer of control of the products is passed to the customer, or over time utilizing the input/cost-to-cost method. The timing of revenue recognition is assessed on a contract-by-contract basis. During the nine months ended September 30, 2019 and 2018, the Company recognized revenue of $14.4 million and $2.4 million, respectively, in connection with subsea projects.

Research Services

The Company performs research services under contracts with various government agencies and other institutions. These contracts generally have one type of performance obligation associated with the provision of research services including functional licenses to any resulting intellectual property. The Company records revenue using the percentage-of-completion method in two ways: (1) for firm-fixed-price contracts, the Company accrues that portion of the total contract price that is allocable on the basis of the Company’s estimates of costs incurred to date to total contract costs; and (2) for cost-plus-fixed-fee contracts, the Company records revenue that is equal to total payroll cost incurred times a stated factor plus reimbursable expenses, to a stated upper limit. The primary cost under the Company’s research service contracts is the labor effort expended in completing the research. Typically, the only deliverable, other than the labor hours expended, is reporting research results to the customer or delivery of research grade aerogel products. Because the input measure of labor hours expended is also reflective of the output measure, it is a reliable means to measure the extent of progress toward completion. Revisions in cost estimates and fees during the course of the contract are reflected in the accounting period in which the facts that require the revisions become known. Contract costs and rates used to allocate overhead to contracts are subject to audit by the respective contracting government agency. Adjustments to revenue as a result of audit are recorded within the period they become known. To date, adjustments to revenue as a result of contracting agency audits have been insignificant.

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical region and source of revenue:

	Three Months Ended September 30,
	2019			2018
	U.S.	International	Total	U.S.	International	Total
	(In thousands)
Geographical region
Asia	$—	$10,535	$10,535	$—	$7,814	$7,814
Canada	—	5,372	5,372	—	186	186
Europe	—	3,726	3,726	—	3,881	3,881
Latin America	—	601	601	—	571	571
U.S.	15,191	—	15,191	11,485	—	11,485
Total revenue	$15,191	$20,234	$35,425	$11,485	$12,452	$23,937

Source of revenue
Product revenue	$14,812	$18,286	$33,098	$10,890	$10,861	$21,751
Subsea projects	—	1,948	1,948	—	1,591	1,591
Research services	379	—	379	595	—	595
Total revenue	$15,191	$20,234	$35,425	$11,485	$12,452	$23,937

	Nine Months Ended September 30,
	2019			2018
	U.S.	International	Total	U.S.	International	Total
	(In thousands)
Geographical region
Asia	$—	$25,044	$25,044	$—	$23,715	$23,715
Canada	—	7,278	7,278	—	2,457	2,457
Europe	—	16,713	16,713	—	9,747	9,747
Latin America	—	2,420	2,420	—	2,086	2,086
U.S.	41,415	—	41,415	30,677	—	30,677
Total revenue	$41,415	$51,455	$92,870	$30,677	$38,005	$68,682

Source of revenue
Product revenue	$35,727	$40,585	$76,312	$28,968	$35,575	$64,543
Subsea projects	3,557	10,870	14,427	5	2,430	2,435
Research services	2,131	—	2,131	1,704	—	1,704
Total revenue	$41,415	$51,455	$92,870	$30,677	$38,005	$68,682

Contract Balances

The following table presents changes in the Company’s contract assets and contract liabilities during the nine months ended September 30, 2019:

	Balance at December 31, 2018	Additions	Deductions	Balance at September 30, 2019
	(In thousands)
Contract assets
Subsea projects	$2,742	$21,997	$(22,683)	$2,056
Research services	369	1,831	(1,805)	395
Total contract assets	$3,111	$23,828	$(24,488)	$2,451
Contract liabilities
Deferred revenue
Product revenue	$1,751	$8,628	$(3,876)	$6,503
Subsea projects	781	7,318	(7,771)	328
Research services	97	212	(76)	233
Prepayment liability	4,485	5,389	(54)	9,820
Total contract liabilities	$7,114	$21,547	$(11,777)	$16,884

During the nine months ended September 30, 2019, the Company recognized $1.9 million of revenue that was included in deferred revenue at the beginning of the period.

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

(4) Inventories

Inventories consist of the following:

	September 30,	December 31,
	2019	2018
	(In thousands)
Raw materials	$4,196	$3,159
Finished goods	9,263	4,159
Total	$13,459	$7,318

(5) Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	September 30,	December 31,	Useful
	2019	2018	life
	(In thousands)
Construction in progress	$467	$1,568	—
Buildings	24,016	24,016	30 years
Machinery and equipment	122,351	120,466	3-10 years
Computer equipment and software	8,552	8,352	3 years
Total	155,386	154,402
Accumulated depreciation	(100,223)	(92,703)
Property, plant and equipment, net	$55,163	$61,699

Depreciation expense was $7.7 million and $8.3 million for the nine months ended September 30, 2019 and 2018, respectively.

Construction in progress included $0.1 million and $1.2 million at September 30, 2019 and December 31, 2018, respectively, related to projects associated with the Company’s plan to expand the capacity of the East Providence, Rhode Island facility.

(6) Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2019	2018
	(In thousands)
Employee compensation	$2,733	$2,750
Other accrued expenses	1,806	1,114
Total	$4,539	$3,864

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

Pursuant to the first addendum to the Supply Agreement, on January 30, 2019, BASF made an additional prepayment in the amount of $5.0 million to the Company (the 2019 Prepayment). After January 1, 2020, the Company will credit 50.0% of any amounts that it invoices for the newly developed product sold to BASF against the outstanding balance of the 2019 Prepayment. After December 31, 2022, BASF may require that the Company credit an additional 24.7% of any amounts invoiced by the Company for Spaceloft A2 product sold to BASF against the outstanding balance of the 2019 Prepayment, if any, or may require that the Company repay the uncredited amount of the 2019 Prepayment to BASF in full.

As of September 30, 2019, the Company had received $10.0 million in prepayments from BASF and applied less than $0.1 million of credits against amounts invoiced. The prepayments are recorded on the balance sheet as a prepayment liability, net of the current portion of $0.1 million which is included within deferred revenue. The amounts and terms of additional prepayment installments, if any, are subject to negotiation between the Company and BASF.

Revolving Line of Credit

The Company is party to an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the Loan Agreement). On March 4, 2019, the Loan Agreement was amended to extend the maturity date of the revolving credit facility to April 28, 2020.

Under the revolving credit facility, the Company is permitted to borrow a maximum of $20.0 million, subject to continued covenant compliance and borrowing base requirements. At the Company’s election, the interest rate applicable to borrowings under the revolving credit facility may be based on prime rate or LIBOR. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 2.00% per annum, while LIBOR-based rates vary from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum. In addition, the Company is required to pay a monthly unused revolving line facility fee of 0.5% per annum of the average unused portion of the revolving credit facility.

Under the Loan Agreement, the Company is required to comply with both non-financial and financial covenants, including a minimum EBITDA covenant, as defined. At September 30, 2019, the Company was in compliance with all such covenants. Obligations under the Loan Agreement are secured by a security interest in all assets of the Company, including those at the East Providence facility, except for certain exclusions. The Company intends to extend or replace the facility prior to its maturity.

At September 30, 2019 and December 31, 2018, the Company had $4.9 million and $4.2 million, respectively, drawn on the revolving credit facility. In addition, the Company has been required to provide letters of credit to secure obligations under certain commercial contracts and other obligations. The Company had outstanding letters of credit backed by the revolving credit facility of $0.7 million and $1.6 million at September 30, 2019 and December 31, 2018, respectively, which reduce the funds otherwise available to the Company under the facility.

At September 30, 2019, the amount available to the Company under the revolving credit facility was $7.6 million after giving effect to $4.9 million in outstanding borrowings and $0.7 million of outstanding letters of credit.

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

The Company elected the short-term lease recognition exemption for all leases that qualify. For leases that qualify for this exemption, the Company does not recognize ROU assets or lease liabilities. For lease agreements with lease and non-lease components, the Company accounts for each component separately. However, in the case of equipment leases, the Company accounts for lease and non-lease components as a single component.

Prior to the Company’s adoption of ASU 2016-02, the Company recorded the difference between rent expense recognized on a straight-line basis and the contractual payments as deferred rent. Deferred rent consisted of the following at December 31, 2018:

December 31,
2018
(In thousands)
Deferred rent	$1,368
Current maturities of deferred rent	(150)
Deferred rent, less current maturities	$1,218

Upon adoption of ASU 2016-02 on January 1, 2019, the Company recognized operating lease liabilities of approximately $6.0 million with corresponding ROU assets of approximately $4.6 million. Additionally, the Company derecognized deferred rent liabilities of $1.4 million. Maturities of operating lease liabilities at September 30, 2019 are as follows:

Year	Operating Leases
(In thousands)
2019 (excluding the nine months ended September 30, 2019)	$380
2020	1,413
2021	1,221
2022	1,138
2023	1,105
Thereafter	1,700
Total lease payments	6,957
Less imputed interest	(1,352)
Total lease liabilities	$5,605

The Company incurred operating lease costs of $1.2 million during the nine months ended September 30, 2019. Cash payments related to operating lease liabilities were $1.1 million during the nine months ended September 30, 2019. At September 30, 2019, the weighted average remaining lease term for operating leases was 5.6 years. At September 30, 2019, the weighted average discount rate for operating leases was 7.9%.

(9) Net Loss Per Share

The computation of basic and diluted net loss per share consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands, except share and per share data)
Numerator:
Net loss	$(2,289)	$(6,532)	$(13,609)	$(20,332)
Denominator:
Weighted average shares outstanding, basic and diluted	24,171,811	23,808,703	24,074,565	23,707,245
Net loss per share, basic and diluted	$(0.09)	$(0.27)	$(0.57)	$(0.86)

Potentially dilutive common shares that were excluded from the computation of diluted net loss per share because they were anti-dilutive consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Common stock options	3,683,858	2,994,452	3,683,858	2,994,452
Restricted common stock units	1,105,415	921,227	1,105,415	921,227
Restricted common stock awards	128,453	136,187	128,453	136,187
Total	4,917,726	4,051,866	4,917,726	4,051,866

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

(11) Subsequent Events

The Company has evaluated subsequent events through October 31, 2019, the date of issuance of the consolidated financial statements for the three and nine months ended September 30, 2019.

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

We manufacture our products using our proprietary technology at our facility in East Providence, Rhode Island. We have operated the East Providence facility since 2008. During 2018, we initiated a series of projects designed to increase the nameplate capacity of the East Providence facility by 20% to approximately 60 million square feet of aerogel blankets by the end of 2020. As of September 30, 2019, we had increased our annual capacity to approximately 55 million square feet of aerogel blankets.

We have entered into a strategic partnership with BASF to develop and commercialize products for the building materials and other markets. The strategic partnership includes a supply agreement governing the exclusive sale of specified products to BASF and a joint development agreement targeting innovative products and technologies. BASF has no obligation to purchase any products under the supply agreement. Pursuant to the supply agreement, BASF may, in its sole discretion, make prepayments to us in the aggregate amount of up to $22.0 million during the term of the agreement. We may repay the prepayments to BASF at any time in whole or in part for any reason.

BASF made a prepayment to us of $5.0 million during 2018. Beginning January 1, 2019, 25.3% of any amounts that we invoice for Spaceloft A2 sold to BASF will be credited against the outstanding balance of the 2018 prepayment. If any amount of the 2018 prepayment remains uncredited at December 31, 2021, BASF may require that we repay the uncredited amount to BASF. In January 2019, BASF made an additional prepayment to us of $5.0 million. After January 1, 2020, 50% of any amounts that we invoice for a newly developed product sold to BASF will be credited against the outstanding balance of the 2019 prepayment. After December 31, 2022, BASF may require that we credit 24.7% of any amounts we invoice for Spaceloft A2 sold to BASF against the outstanding balance of the 2019 prepayment or may require that we repay the uncredited amount to BASF.

On March 4, 2019, our revolving credit facility with Silicon Valley Bank was amended to extend the maturity date of the facility to April 28, 2020. The amendment to the credit facility also (i) revised the definition of “Borrowing Base” to remove the eligible inventory component of the Borrowing Base, (ii) removed the Adjusted Quick Ratio financial covenant set forth in the loan agreement and (iii) established certain minimum EBITDA levels with respect to the minimum EBITDA financial covenant for the extended term. Under our revolving credit facility, we are permitted to borrow a maximum of $20.0 million, subject to continued covenant compliance and borrowing base requirements. At our election, the interest rate applicable to borrowings under the revolving credit facility may be based on prime rate or LIBOR. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 2.00% per annum, while LIBOR-based rates vary from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum. In addition, we are required to pay a monthly unused revolving line facility fee of 0.5% per annum of the average unused portion of the revolving credit facility. We intend to extend or replace the facility prior to its maturity.

Our revenue for the nine months ended September 30, 2019 was $92.9 million, which represented an increase of $24.2 million, or 35%, from the nine months ended September 30, 2018. Net loss for the nine months ended September 30, 2019 was $13.6 million and net loss per share was $0.57. Net loss for the nine months ended September 30, 2018 was $20.3 million and net loss per share was $0.86.

Key Metrics and Non-GAAP Financial Measures

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Square Foot Operating Metric

We price our product and measure our product shipments in square feet. We estimate our annual nameplate capacity was approximately 55 million square feet of aerogel blankets at September 30, 2019. We believe the square foot operating metric allows us and our investors to measure our manufacturing capacity and product shipments on a uniform and consistent basis. The following chart sets forth product shipments in square feet associated with recognized revenue, including revenue recognized over time utilizing the input/cost-to-cost method, for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Product shipments in square feet	10,360	7,791	27,466	22,685

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

The following table presents a reconciliation of net loss, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Net loss	$(2,289)	$(6,532)	$(13,609)	$(20,332)
Depreciation and amortization	2,554	2,573	7,651	8,259
Stock-based compensation(1)	1,011	1,128	2,885	3,414
Interest expense	136	163	280	358
Adjusted EBITDA	$1,412	$(2,668)	$(2,793)	$(8,301)

(1)	Represents non-cash stock-based compensation related to vesting and modifications of stock option grants, vesting of restricted stock units and vesting of restricted common stock.

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

During 2019, we have experienced volume growth in our core petrochemical and refinery markets in North America, and an increase in project-based demand, particularly in the subsea and LNG markets. We also implemented a price increase for 2019 designed to support revenue growth and to offset an increase in raw material costs. As a result of these factors, we have experienced total revenue growth in excess of 35%, a decrease in net loss, and an improvement in Adjusted EBITDA during the first nine months of 2019 versus the comparable period in 2018.

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

Material is our most significant component of cost of product revenue and includes fibrous batting, silica materials and additives. Material costs as a percentage of product revenue vary from product to product due to differences in average selling prices, material requirements, product thicknesses and manufacturing yields. In addition, we provide warranties for our products and record the estimated cost within cost of revenue in the period that the related revenue is recorded or when we become aware that a potential warranty claim is probable and can be reasonably estimated. As a result of these factors, material costs as a percentage of revenue will vary from period to period due to changes in the mix of aerogel products sold, the costs of our raw materials or the estimated cost of warranties. During the year ended December 31, 2018, we experienced a significant increase in the costs of certain silica precursor materials, which constitute over 50% of our raw material costs. In response, we are seeking to achieve higher selling prices, lower cost formulations, material sourcing improvements, and manufacturing yield enhancements to reduce the cost of raw materials for our aerogel products.

Manufacturing expense is also a significant component of cost of revenue. Manufacturing expense includes labor, utilities, maintenance expense, and depreciation on manufacturing assets. Manufacturing expense also includes stock-based compensation of manufacturing employees and shipping costs. Manufacturing expense has grown in absolute dollars during 2019, but at a rate lower than the associated growth in product revenue. As a result, manufacturing expense as a percentage of revenue has decreased in 2019 versus 2018.

In total, the cost of product revenue has increased in absolute dollars, but decreased as a percentage of product revenue during 2019 versus 2018. The increase in cost of product revenue in absolute dollars reflects the increase in raw material costs and the increase in manufacturing expense in support of revenue growth. In the longer term, we expect cost of product revenue will continue both to increase in absolute dollars and to decline as a percentage of revenue.

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

During 2019, we have experienced growth in revenue as a result of volume growth in our core petrochemical and refinery markets in the United States, and an increase in project-based demand, particularly in the subsea and LNG markets. We also implemented a price increase for 2019 designed to offset recent increases in raw material costs and to improve gross profit margins. In addition, manufacturing expenses have grown during 2019 at a rate significantly lower than growth in product revenue due to the high proportion of fixed manufacturing expense in our manufacturing operations. As a result, gross profit has improved both in absolute dollars and as a percentage of revenue during the year.

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

During the nine months ended September 30, 2019, we have experienced an increase in operating expenses due principally to an increase in sales and research personnel. However, we expect to experience a significant decrease in operating expenses both in absolute dollars and as a percentage of revenue for the three and twelve months ended December 31, 2019 versus the comparable periods in 2018. The expected decrease in operating expenses both in absolute dollars and as a percentage of revenue principally reflects our expectation that impairments and reserves during 2019 will be of a significantly lower magnitude than the impairment charge of $7.4 million on construction in progress and the $2.8 million reserve for uncollectible accounts receivable that we incurred during the fourth quarter of 2018. In the longer term, we expect that operating expenses will increase in absolute dollars, but decrease as a percentage of revenue.

Research and Development Expenses

Research and development expenses consist primarily of expenses for personnel engaged in the development of next generation aerogel compositions, form factors and manufacturing technologies. These expenses also include testing services, prototype expenses, consulting services, equipment depreciation, facilities costs and related overhead. We expense research and development costs as incurred. We expect to continue to devote substantial resources to the development of new aerogel technologies. We believe that these investments are necessary to maintain and improve our competitive position. We expect to continue to invest in research and engineering personnel and the infrastructure required in support of their efforts. In the longer term, we expect that research and development expenses will continue to increase in absolute dollars but decrease as a percentage of revenue.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs, incentive compensation, marketing programs, travel and related costs, consulting expenses and facilities related costs. We have expanded our sales force and sales consultants globally to drive anticipated growth in customers and demand for our products. During 2019, sales and marketing expenses have increased in absolute dollars, but decreased as a percentage of revenue due to the strong growth in product revenue. In the longer term, we expect that sales and marketing expenses will continue to increase in absolute dollars but decrease as a percentage of revenue.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, legal expenses, consulting and professional services, audit and tax consulting costs, and expenses for our executive, finance, legal, human resources and information technology organizations. General and administrative expenses have increased as we have incurred additional costs related to operating as a publicly-traded company, which include costs of compliance with securities, corporate governance and related laws and regulations, investor relations expenses, increased insurance premiums, including director and officer insurance, and increased audit and legal fees. In addition, we expect our general and administrative expenses to increase as we add general and administrative personnel to support the anticipated growth of our business. We also expect that the patent enforcement actions, described in more detail under “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q, if protracted, could result in significant legal expense over the medium to long-term. During 2019, general and administrative expense have decreased both in absolute dollars and as a percentage of revenue due primarily to a reduction in the provision for uncollectible accounts receivable versus the provision recognized in 2018 and the strong growth in product revenue. In the longer term, however, we expect that general and administrative expenses will increase in absolute dollars but continue to decline as a percentage of revenue.

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

Results of Operations

Three months ended September 30, 2019 compared to the three months ended September 30, 2018

The following tables set forth a comparison of the components of our results of operations for the periods presented:

Revenue

	Three Months Ended September 30,
	2019		2018		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Revenue:
Product	$35,046	99%	$23,342	98%	$11,704	50%
Research services	379	1%	595	2%	(216)	(36)%
Total revenue	$35,425	100%	$23,937	100%	$11,488	48%

The following chart sets forth product shipments in square feet for the periods presented:

	Three Months Ended September 30,		Change
	2019	2018	Amount	Percentage
Product shipments in square feet (in thousands)	10,360	7,791	2,569	33%

Total revenue increased $11.5 million, or 48%, to $35.4 million for the three months ended September 30, 2019 from $23.9 million in the comparable period in 2018 primarily as a result of an increase in product revenue.

Product revenue increased by $11.7 million, or 50%, to $35.0 million for the three months ended September 30, 2019 from $23.3 million in the comparable period in 2018. This increase was principally the result of growth in the North American petrochemical and refinery markets, an increase in project based demand in the LNG market, and the impact of price increases enacted in early 2019.

Product revenue for the three months ended September 30, 2019 included $7.9 million and $4.8 million to two North American distributors, respectively, and $6.8 million to an Asian LNG project contractor. Product revenue for the three months ended September 30, 2018 included $5.0 million to a North American distributor.

The average selling price per square foot of our products increased by $0.39, or 13%, to $3.38 per square foot for the three months ended September 30, 2019 from $2.99 per square foot for the three months ended September 30, 2018. The increase in average selling price principally reflected the impact of price increases enacted in early 2019. This increase in average selling price had the effect of increasing product revenue by $4.0 million for the three months ended September 30, 2019 from the comparable period in 2018.

In volume terms, product shipments increased by 2.6 million square feet, or 33%, to 10.4 million square feet of aerogel products for the three months ended September 30, 2019, as compared to 7.8 million square feet for the three months ended September 30, 2018. The increase in product volume had the effect of increasing product revenue by $7.7 million for the three months ended September 30, 2019 from the comparable period in 2018.

Research services revenue decreased $0.2 million, or 36%, to $0.4 million for the three months ended September 30, 2019 from $0.6 million in the comparable period in 2018. The decrease was primarily due to the timing and amount of funding available under existing research contracts during the three months ended September 30, 2019 versus the comparable period in 2018.

Product revenue was 99% of total revenue for the three months ended September 30, 2019 and 98% of total revenue for the three months September 30, 2018. Research services revenue was 1% of total revenue for the three months ended September 30, 2019 and 2% of total revenue for the three months ended September 30, 2018.

Cost of Revenue

	Three Months Ended September 30,
	2019			2018			Change
		Percentage of Related	Percentage of Total		Percentage of Related	Percentage of Total
	Amount	Revenue	Revenue	Amount	Revenue	Revenue	Amount	Percentage
	($ in thousands)
Cost of revenue:
Product	$27,510	78%	78%	$22,154	95%	93%	$5,356	24%
Research services	173	46%	0%	254	43%	1%	(81)	(32)%
Total cost of revenue	$27,683	78%	78%	$22,408	94%	94%	$5,275	24%

Total cost of revenue increased $5.3 million, or 24%, to $27.7 million for the three months ended September 30, 2019 from $22.4 million in the comparable period in 2018. The increase in total cost of revenue was the result of an increase in product cost of revenue, offset, in part, by a decrease in research services cost of revenue.

Product cost of revenue increased by $5.4 million, or 24%, to $27.5 million for the three months ended September 30, 2019 from $22.1 million in the comparable period in 2018. The $5.4 million increase was the result of a $4.0 million increase in material costs and a $1.4 million increase in manufacturing expense. The increase in material costs was driven by the 2.6 million square feet, or 33%, increase in total product shipments. The increase in manufacturing expense was the result of increases in compensation and related costs of $0.6 million, waste disposal expense of $0.3 million, utilities expense of $0.1 million, and other manufacturing expenses of $0.4 million.

Product cost of revenue as a percentage of product revenue decreased to 78% during the three months ended September 30, 2019 from 95% during the three months ended September 30, 2018. This decrease was the result of the high proportion of fixed manufacturing expenses that remained essentially unchanged despite a 50% increase in product revenue for the three months ended September 30, 2019 from the comparable period in 2018.

Research services cost of revenue decreased $0.1 million, or 32%, to $0.2 million for the three months ended September 30, 2019 from $0.3 million for the comparable period in 2018. Cost of research service revenue as a percentage of research services revenue increased to 46% during the three months ended September 30, 2019 from 43% in the comparable period in 2018 due to an increase in the proportion of services utilized to support the contracted research.

Gross Profit

	Three Months Ended September 30,
	2019		2018		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Gross profit	$7,742	22%	$1,529	6%	$6,213	406%

Gross profit increased by $6.2 million, or 406%, to $7.7 million for the three months ended September 30, 2019 from $1.5 million in the comparable period in 2018. The increase in gross profit was the result of the $11.5 million increase in total revenue, offset, in part, by the $5.3 million increase in total cost of revenue. The increase in revenue was principally associated with growth in the North American petrochemical and refinery markets, an increase in project based demand in the LNG market, and the impact of price increases enacted in early 2019. The increase in total cost of revenue was driven principally by the 2.6 million square feet, or 33%, increase in product shipments.

Gross profit as a percentage of total revenue increased to 22% of total revenue for the three months ended September 30, 2019 from 6% in the comparable period in 2018.

Research and Development Expenses

	Three Months Ended September 30,
	2019		2018		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Research and development expenses	$2,046	6%	$1,384	6%	$662	48%

Research and development expenses increased by $0.7 million, or 48%, to $2.1 million for the three months ended September 30, 2019 from $1.4 million in the comparable period in 2018. The $0.7 million increase was the result of increases in compensation and related costs of $0.5 million and other research and development costs of $0.2 million.

Research and development expenses as a percentage of total revenue remained unchanged at 6% for the three months ended September 30, 2019 from the comparable period in 2018.

Sales and Marketing Expenses

	Three Months Ended September 30,
	2019		2018		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Sales and marketing expenses	$3,992	11%	$3,061	13%	$931	30%

Sales and marketing expenses increased by $0.9 million, or 30%, to $4.0 million from $3.1 million in the comparable period in 2018. The increase was primarily the result of an increase in compensation and related costs.

Sales and marketing expenses as a percentage of total revenue decreased to 11% for the three months ended September 30, 2019 from 13% in the comparable period in 2018 due to the increase in revenue, offset, in part, by the increase in sales and marketing expenses during the three months ended September 30, 2019.

General and Administrative Expenses

	Three Months Ended September 30,
	2019		2018		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
General and administrative expenses	$3,857	11%	$3,453	14%	$404	12%

General and administrative expenses increased by $0.4 million, or 12%, to $3.9 million during the three months ended September 30, 2019 from $3.5 million in the comparable period in 2018. The $0.4 million increase was the result of an increase in compensation and related costs of $0.5 million, offset, in part, by a decrease in patent enforcement costs of $0.1 million.

General and administrative expenses as a percentage of total revenue decreased to 11% for the three months ended September 30, 2019 from 14% in the comparable period in 2018 due to the increase in revenue, offset, in part, by the increase in general and administrative expenses during the three months ended September 30, 2019.

Interest Expense, net

	Three Months Ended September 30,
	2019		2018		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Interest expense, net	$(136)	(0)%	$(163)	(1)%	$27	(17)%

Interest expense, net, consists primarily of fees and interest expense associated with outstanding balances under our revolving credit agreement and was $0.1 and $0.2 million during the three months ended September 30, 2019 and 2018, respectively.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

The following tables set forth a comparison of the components of our results of operations for the periods presented:

Revenue

	Nine Months Ended September 30,
	2019		2018		Change
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	($ in thousands)
Revenue:
Product	$90,739	98%	$66,978	98%	$23,761	35%
Research services	2,131	2%	1,704	2%	427	25%
Total revenue	$92,870	100%	$68,682	100%	$24,188	35%

The following chart sets forth product shipments in square feet for the periods presented:

	Nine Months Ended September 30,		Change
	2019	2018	Amount	Percentage
Product shipments in square feet (in thousands)	27,466	22,685	4,781	21%

Total revenue increased $24.2 million, or 35%, to $92.9 million for the nine months ended September 30, 2019 from $68.7 million in the comparable period in 2018 primarily as a result of an increase in product revenue.

Product revenue increased by $23.8 million, or 35%, to $90.8 million for the nine months ended September 30, 2019 from $67.0 million in the comparable period in 2018. This increase was principally the result of growth in the North American petrochemical and refinery markets, an increase in project based demand in the LNG and subsea markets, and the impact of price increases enacted in early 2019, offset, in part, by decreases in shipments to the building materials and Asian petrochemical markets.

Product revenue for the nine months ended September 30, 2019 included $17.9 million to a North American distributor and $10.5 million to an Asian LNG project contractor. Product revenue for the nine months ended September 30, 2018 included $15.6 million to a North American distributor.

The average selling price per square foot of our products increased by $0.35, or 12%, to $3.30 per square foot for the nine months ended September 30, 2019 from $2.95 per square foot for the nine months ended September 30, 2018. The increase in average selling price principally reflected the impact of price increases enacted in early 2019. This increase in average selling price had the effect of increasing product revenue by $9.7 million for the nine months ended September 30, 2019 from the comparable period in 2018.

In volume terms, product shipments increased by 4.8 million square feet, or 21%, to 27.5 million square feet of aerogel products for the nine months ended September 30, 2019, as compared to 22.7 million square feet for the nine months ended September 30, 2018. The increase in product volume had the effect of increasing product revenue by $14.1 million for the nine months ended September 30, 2019 from the comparable period in 2018.

Research services revenue increased $0.4 million, or 25%, to $2.1 million for the nine months ended September 30, 2019 from $1.7 million in the comparable period in 2018. The increase was primarily due to the timing and amount of funding available under existing research contracts during the nine months ended September 30, 2019 from the comparable period in 2018.

Product revenue was 98% of total revenue for the nine months ended September 30, 2019 and 2018. Research services revenue was 2% of total revenue for the nine months ended September 30, 2019 and 2018.

Cost of Revenue

	Nine Months Ended September 30,
	2019			2018			Change
		Percentage of Related	Percentage of Total		Percentage of Related	Percentage of Total
	Amount	Revenue	Revenue	Amount	Revenue	Revenue	Amount	Percentage
	($ in thousands)
Cost of revenue:
Product	$76,703	85%	83%	$60,853	91%	89%	$15,850	26%
Research services	1,193	56%	1%	746	44%	1%	447	60%
Total cost of revenue	$77,896	84%	84%	$61,599	90%	90%	$16,297	26%

Total cost of revenue increased $16.3 million, or 26%, to $77.9 million for the nine months ended September 30, 2019 from $61.6 million in the comparable period in 2018. The increase in total cost of revenue was primarily the result of an increase in product cost of revenue.

Product cost of revenue increased $15.9 million, or 26%, to $76.7 million for the nine months ended September 30, 2019 from $60.8 million in the comparable period in 2018. The $15.9 million increase was the result of a $14.2 million increase in material costs and a $1.7 million increase in manufacturing expense. The increase in material costs was driven principally by the 4.8 million square feet, or 21%, increase in product shipments and an unfavorable mix of products sold. The increase in manufacturing expense was the result of increases in compensation and related costs of $0.7 million, waste disposal expense of $0.7 million, utilities expense of $0.2 million, and other manufacturing expenses of $0.1 million.

Product cost of revenue as a percentage of product revenue decreased to 85% during the nine months ended September 30, 2019 from 91% during the nine months ended September 30, 2018. This decrease was the result of the high proportion of fixed manufacturing expenses that remained essentially unchanged despite a 35% increase in product revenue for the nine months ended September 30, 2019 from the comparable period in 2018, offset, in part, by the unfavorable mix of products sold during the nine months ended September 30, 2019 from the comparable period in 2018.

Research services cost of revenue increased $0.4 million, or 60%, to $1.2 million for the nine months ended September 30, 2019 from $0.8 million for the comparable period in 2018. Cost of research service revenue as a percentage of research services revenue increased to 56% during the nine months ended September 30, 2019 from 44% in the comparable period in 2018 due to an increase in the proportion of outside services utilized to support the contracted research.

Gross Profit

	Nine Months Ended September 30,
	2019		2018		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Gross profit	$14,974	16%	$7,083	10%	$7,891	111%

Gross profit increased $7.9 million, or 111%, to $15.0 million for the nine months ended September 30, 2019 from $7.1 million in the comparable period in 2018. The increase in gross profit was the result of the $24.2 million increase in total revenue, offset, in part, by the $16.3 million increase in total cost of revenue. The increase in revenue was principally associated with growth in the North American petrochemical and refinery markets, an increase in project based demand in the LNG and subsea markets, and the impact of price increases enacted in early 2019, offset, in part, by a decrease in shipments to the building materials and Asian petrochemical markets. The increase in total cost of revenue was driven principally by the 4.8 million square feet, or 21%, increase in product shipments and the unfavorable mix of products sold.

Gross profit as a percentage of total revenue increased to 16% of total revenue for the nine months ended September 30, 2019 from 10% in the comparable period in 2018.

Research and Development Expenses

	Nine Months Ended September 30,
	2019		2018		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Research and development expenses	$5,842	6%	$4,627	7%	$1,215	26%

Research and development expenses increased by $1.2 million, or 26%, to $5.8 million for the nine months ended September 30, 2019 from $4.6 million in the comparable period in 2018. The $1.2 million increase was the result of increases in compensation and related costs of $0.9 million and other research and development costs of $0.3 million.

Research and development expenses as a percentage of total revenue decreased to 6% of total revenue for the nine months ended September 30, 2019 from 7% in the comparable period in 2018 due to the increase in revenue, offset, in part, by the increase in research and development expenses during the nine months ended September 30, 2019.

Sales and Marketing Expenses

	Nine Months Ended September 30,
	2019		2018		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Sales and marketing expenses	$11,012	12%	$10,281	15%	$731	7%

Sales and marketing expenses increased by $0.7 million, or 7%, to $11.0 million for the nine months ended September 30, 2019 from $10.3 million in the comparable period in 2018. The increase was primarily the result of an increase in compensation and related costs.

Sales and marketing expenses as a percentage of total revenue decreased to 12% for the nine months ended September 30, 2019 from 15% in the comparable period in 2018 due to the increase in revenue, offset, in part, by the increase in sales and marketing expenses during the nine months ended September 30, 2019.

General and Administrative Expenses

	Nine Months Ended September 30,
	2019		2018		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
General and administrative expenses	$11,449	12%	$12,149	18%	$(700)	(6)%

General and administrative expenses decreased by $0.7 million, or 6%, to $11.4 million during the nine months ended September 30, 2019 from $12.1 million in the comparable period in 2018. The $0.7 million decrease was the result of decreases in provision for uncollectible accounts of $0.4 million, professional fees of $0.2 million, compensation and related costs of $0.1 million and other general administrative expenses of $0.2 million, offset, in part, by an increase in patent enforcement costs of $0.2 million.

General and administrative expenses as a percentage of total revenue decreased to 12% for the nine months ended September 30, 2019 from 18% in the comparable period in 2018 due primarily to the decrease in general and administrative expenses and the increase in revenue during the nine months ended September 30, 2019.

Interest Expense, net

	Nine Months Ended September 30,
	2019		2018		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Interest expense, net	$(280)	(0)%	$(358)	(1)%	$78	(22)%

Interest expense, net, consists primarily of fees and interest expense associated with outstanding balances under our revolving credit agreement and was $0.3 million and $0.4 million during the nine months ended September 30, 2019 and 2018, respectively.

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

Through 2015, we experienced revenue growth and gained share in our target markets. Despite a decline in revenue in 2016, 2017 and 2018, our financial projections anticipate long-term revenue growth, with increasing levels of gross profit and improved cash flows from operations. To support this growth, we initiated a plan in 2018 to increase the capacity of our East Providence, Rhode Island manufacturing facility to approximately 60 million square feet of aerogel blankets by the end of 2020. We may incur additional capital expenditures during 2020 to complete this plan.

We believe that our existing cash balance and available credit will be sufficient to fund a portion of the planned capacity expansion of our East Providence manufacturing facility and other strategic business initiatives. In January 2019, we received a second $5.0 million prepayment pursuant to the supply agreement with BASF. On March 4, 2019, we extended the maturity of our revolving credit facility to April 28, 2020. In addition, we plan to manage other capital expenditures and working capital balances during the remainder of 2019 and 2020 to maintain the cash resources required to support current operating requirements.

However, we will need to supplement our cash balance and available credit with anticipated cash flows from operations, debt financings, customer prepayments, technology licensing agreements or equity financings to provide the capital required to complete the planned capacity expansion of our existing manufacturing facility and to fund other strategic business initiatives.

Primary Sources of Liquidity

Our principal sources of liquidity are currently our cash and cash equivalents and our revolving credit facility with Silicon Valley Bank. Cash and cash equivalents consist primarily of cash and money market accounts on deposit with banks. As of September 30, 2019, we had $1.2 million of cash and cash equivalents.

At September 30, 2019, we had debt obligations of $4.9 million related to borrowings under our revolving credit facility with Silicon Valley Bank, $0.7 million of outstanding letters of credit secured by the revolving credit facility and an obligation of $10.0 million associated with prepayments received pursuant to our supply agreement with BASF.

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

Under the revolving credit facility, we are required to comply with both non-financial and financial covenants, including the minimum EBITDA covenant, as defined in the loan agreement. At September 30, 2019, we were in compliance with all such covenants.

The effective amount available to us under the facility at September 30, 2019 was $7.6 million after giving effect to the $4.9 million of borrowings and $0.7 million of letters of credit outstanding.

Analysis of Cash Flow

Net Cash Used in Operating Activities

During the nine months ended September 30, 2019, we used $5.8 million in net cash in operating activities, as compared to the use of $8.7 million in net cash during the comparable period in 2018, a decrease in the use of cash of $2.9 million. This decrease in use of cash was the result of a decrease in net loss adjusted for non-cash items of $6.3 million, offset, in part, by an increase in cash used by changes in operating assets and liabilities of $3.4 million.

Net Cash Used in Investing Activities

Net cash used in investing activities is primarily related to capital expenditures to support our growth. Net cash used in investing activities for the nine months ended September 30, 2019 and 2018 was $1.6 million and $2.7 million, respectively, in capital expenditures primarily for machinery and equipment to improve the capacity, throughput and efficiency of our East Providence facility.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2019 totaled $5.2 million and consisted of $90.0 million in borrowings under our line of credit and $5.0 million in prepayment proceeds under our supply agreement with BASF, offset, in part, by $89.3 million of repayments under our line of credit and $0.5 million in cash used for payments made for employee tax withholdings associated with the vesting of restricted stock units.

Net cash provided by financing activities for the nine months ended September 30, 2018 totaled $5.9 million and consisted of $31.0 million in borrowings under our line of credit and $5.0 million in prepayment proceeds under our supply agreement with BASF, offset, in part, by $29.6 million of repayments under our line of credit and $0.5 million in cash used for payments made for employee tax withholdings associated with the vesting of restricted stock units.

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

Certain Factors That May Affect Future Results of Operations

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about: our beliefs in the appropriateness of our assumptions, the accuracy of our estimates regarding expenses, loss contingencies, future revenues, future profits, uses of cash, available credit, capital requirements, and the need for additional financing; the performance of our aerogel blankets; our expectation that we will be successful in obtaining, enforcing and defending our patents against competitors and that such patents are valid and enforceable; our belief that our products possess strong competitive advantages over traditional insulation materials, including the superior thermal performance and the thin, easy-to-use and durable blanket form of our products; our plans to expand capacity in our East Providence, Rhode Island manufacturing facility; our estimates of annual production capacity; our strategic partnership with BASF and the potential benefits of such a relationship, including the potential for it to create new product and market opportunities; our supply agreement with BASF, our supply to BASF of its Spaceloft A2 product and newly developed product, the potential for future cash advances from BASF under our supply agreement with BASF (payment of which are subject to certain conditions) to provide a source of financing for some portion of the cost of the planned capacity expansion in our East Providence, Rhode Island manufacturing facility and the potential for BASF to become a significant customer for our products; our joint development agreement with BASF, and the potential for it to support the development of new aerogel products and technologies; our beliefs about the usefulness of the square foot operating metric; our beliefs about the financial metrics that are indicative of our core performance; our beliefs about the usefulness of our presentation of Adjusted EBITDA; our expectations about the effect of manufacturing capacity on financial metrics such as Adjusted EBITDA; our expectations about future revenues, expenses, gross profit, net loss, loss per share and Adjusted EBITDA, sources and uses of cash, capital requirements and the sufficiency of our existing cash balance and available credit; our beliefs about the outcome, effects or estimated costs of current or potential litigation or their respective timing, including expected legal expense in connection with our patent enforcement actions; our plans to devote substantial resources to the development of new aerogel technology; our expectations about product mix; our expectations about future material costs and manufacturing expenses as a percentage of revenue; our expectations of future gross profit and the effect of manufacturing expenses, manufacturing capacity and productivity on gross profit; our expectations about our resources and other investments in new technology and related research and development activities and associated expenses; our expectations about short and long term (a) research and development (b) general and administrative and (c) sales and marketing expenses; our expectations of revenue growth, increased gross profit, and improving cash flows over the long term; our intentions about managing capital expenditures and working capital balances; our expectations about incurring significant capital expenditures in the future; our expectations about the expansion of our workforce and resources and its effect on sales and marketing, general and administrative, and related expenses; our expectations about future product revenue and demand for our products; our expectations about the effect of stock based compensation on various costs and expenses; our expectations about potential sources of future financing; our beliefs about the impact of accounting policies on our financial statements; our beliefs about the effect of interest rates, inflation and foreign currency fluctuations on our results of operations and financial condition; and our beliefs about the expansion of our international operations.

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

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business. At September 30, 2019, we had unrestricted cash and cash equivalents of $1.2 million. These amounts were held for working capital and capital expansion purposes and were invested primarily in deposit and money market accounts at a major financial institution in North America. Due to the short-term nature of these investments, we believe that our exposure to changes in the fair value of our cash as a result of changes in interest rates is not material.

As of September 30, 2019, we had $4.9 million drawn and outstanding on our revolving credit facility. At September 30, 2019, we also had $0.7 million of outstanding letters of credit supported by the revolving credit facility.

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

At September 30, 2019, the amount available to us under the revolving credit facility was $7.6 million after giving effect to the $4.9 million in borrowings and $0.7 million of letters of credit outstanding under the facility.

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

As of September 30, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls.

During the nine months ended September 30, 2019, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

Patent Enforcement Actions

In May 2016, we filed a complaint for patent infringement against Nano Tech Co., Ltd., or Nano, and Guangdong Alison Hi Tech., Ltd., or Alison, and together with Nano, the Respondents, in the International Trade Commission, or ITC. The ITC complaint alleged that these two China-based companies engaged in unfair trade practices by importing aerogel products in the United States that infringed, and/or are manufactured by processes that infringe, several of our patents in violation of Section 337 of the Tariff Act. In the ITC complaint, we sought exclusion orders from the ITC that direct the United States Customs and Border Protection to stop the importation of these infringing products. In June 2016, the ITC instituted an investigation based on our complaint. In September 2017, the Administrative Law Judge, or ALJ, presiding over the ITC investigation issued an Initial Determination finding that Alison and Nano infringed our patents relating to aerogel insulation and/or the methods of manufacturing aerogel insulation. As part of the Initial Determination, the ALJ found that Alison and Nano infringed all the patent claims asserted against each of them across the three asserted patents and that Alison and Nano failed to prove that the asserted claims were invalid. The ALJ also recommended a limited exclusion order as a remedy to prevent the importation of infringing aerogel products into the United States. In February 2018, the ITC issued its final determination confirming the ALJ’s infringement and validity determinations except with respect to one dependent product claim where the ITC found the claim not infringed. The ITC also revised some of the ALJ’s claim constructions. However, the ITC affirmed that Alison and Nano each violated Section 337 of the Tariff Act and issued a limited exclusion order prohibiting importation of infringing aerogel insulation products manufactured by Alison and Nano. The exclusion order, which is enforced by the United States Customs and Border Protection, is currently in effect. In June 2018, Alison appealed the ITC determination and order to the United States Court of Appeals for the Federal Circuit (CAFC) for judicial review. On August 27, 2019, CAFC affirmed the validity of Aspen’s patent. The exclusion order remains in effect. Alison also filed petitions with the United States Patent and Trademark Office, or USPTO, requesting Inter-Partes Review to cancel certain claims in three of our manufacturing process patents and one product patent. A three-member panel of Administrative Patent Judges at the USPTO denied all of Alison’s petitions to institute Inter-Partes Review challenging the validity of these Aspen patents. Alison also filed similar requests with the Chinese Patent Office, or SIPO, seeking to invalidate two of our Chinese manufacturing process patents and two of our Chinese product patents. After the conclusion of the oral proceedings and before any decision issued by the SIPO, Alison withdrew all of its requests for invalidation of our Chinese patents. In May 2018, Alison filed another request seeking invalidation of one of our manufacturing process patents at SIPO, the same patent that it previously sought to invalidate and subsequently withdrew the request in 2017. After conducting an oral proceeding on September 6, 2018, the Patent Reexamination Board of SIPO, or PRB, issued a decision on October 26, 2018 holding Aspen’s issued patent as amended as valid. Alison has appealed the PRB’s decision to the Beijing IP court. The Beijing IP court conducted an oral hearing on July 18, 2019. We are awaiting the decision by the court. Nano has also filed a request seeking invalidation of a product patent at PRB of SIPO on which oral hearings took place in July 2019. After the oral hearing, Nano withdrew its invalidation request. On September 23, 2019, Alison filed a third invalidation request on the same patent that it previously challenged and withdrew in 2017 and we are currently awaiting decision from the Beijing IP court based on its second invalidation request. The proceedings are ongoing.

In April 2016, we also filed a patent infringement suit at the District Court in Mannheim, Germany against the Respondents and two European resellers asserting their infringement of one of our German patents. We subsequently asserted infringement of another three patents against Nano and a European reseller of Alison’s products at the Mannheim court. We have since settled with one European reseller in exchange for a commitment not to procure infringing products and cooperation with our case. In January 2018, the court issued a series of judgments by acknowledgement (German, “Anerkenntnisurteil”) finding the second reseller, Hiltex, liable for infringement and also issued injunctions against Hiltex. The judgments resulted from a settlement agreement in which Hiltex agreed not to resell the infringing products in Europe where at least one of the asserted patents are active. Nano and Alison also initiated a nullity actions in German Federal Patent Court in Munich against our asserted German patents. On the first patent, EP1638750 (750 Patent) challenged at the Federal Patent Court, on September 25, 2018 the Court conducted an oral proceeding and determined that the patent is valid as originally issued and dismissed the challenge to its validity. They likewise filed an opposition to one of the asserted patents at the European Patent Office, or EPO. In December 2018, the opposition division of EPO determined the patent, EP2813338 (338 Patent) was invalid on formality grounds and decided to revoke it. In July 2019, we have filed a notice of appeal to the EPO Board of appeals seeking to set aside the decision of the opposition division. On March 8, 2019, Mannheim court issued two separate judgments in cases against Nano and Alison, respectively. The Mannheim court determined that both Nano and Alison are infringing on Aspen’s 750 Patent in connection with their respective products. The court also issued injunctions prohibiting the offer, putting on the market, using, importing or possessing the infringing products. The court found the defendants liable to us for damages since September 22, 2012. The court also ordered the defendants to provide information on the scope of the acts of infringement committed since August 22, 2012, and a recall of infringing products. The court also ordered Nano and Alison to bear the costs of the legal proceedings and reimburse statutory attorneys’ costs and expenses to us, that exact amount of which is yet to be determined. Nano and Alison may appeal the judgments of the Mannheim court within 30 days from the date they have been served with the decision, respectively. On March 19 and 20, 2019 the German Federal Patent Court in Munich conducted oral proceedings and voided four claims in EP2415577 (577 Patent) and confirmed the validity of challenged claims in EP2422950 (950 Patent) within the scope of silica gels. The infringement proceedings at the Mannheim court based on 577 Patent and 950 Patent are ongoing against both Nano and Alison. Additionally, a reseller of Nano’s products in Taiwan challenged the validity of one of our patents in Taiwan. After careful review of our response, Taiwanese patent office has determined the patent as valid and dismissed the challenge in December 2018. In late 2018, LG Chem Ltd. has sought to challenge one of our patents in Korea. The resulting patent invalidation trial is ongoing.

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

Brazilian Enforcement Action

In August 2018, we filed an enforcement suit against Qualiman Engenharia E Montagens LTDA, or Qualiman, one of our South American customers, in civil court in Sao Paulo, Brazil seeking payment of past due invoices totaling approximately $2.9 million. In October 2018, the Brazilian court ruled in our favor with respect to Qualiman’s obligation to pay us immediately. As part of the remedy, the Court ordered Qualiman’s customer, Petroleo Brasilero S.A., or Petrobras, to redirect part of its payments to Qualiman to a court-administered bank account and other appropriate actions. Subsequently, we learned that Qualiman has laid off a substantial portion of its installers and threatened to walk away from Petrobras’ contract. In connection with such layoffs, a Brazilian labor court is addressing reparations to laid-off workers. We learned that Petrobras and Qualiman are seeking to renegotiate the contract between them in connection with this project. On February 26, 2019, an appeals court dismissed Qualiman’s appeal of the decision of the Sao Paulo civil court on the merits. Subsequent to this ruling, we recovered $0.3 million through the court actions. Additional recovery of remaining unpaid accounts receivable is unlikely due to Qualiman’s filing of judicial reorganization under Brazilian laws and its consequences on our recovery action.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors included in our Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities. Not applicable.

(b) Use of Proceeds from Initial Public Offering of Common Stock. Not applicable.

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers. We did not repurchase any of our equity securities during the quarter ended September 30, 2019.

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

101

The following materials from Aspen Aerogels, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited) as of September 30, 2019 and December 31, 2018, (ii) the Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2019 and 2018, (iii) the Consolidated Statements of Stockholders’ Equity (unaudited) for the three and nine months ended September 30, 2019 and 2018 (iv) the Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2019 and 2018, and (v) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPEN AEROGELS, INC.

Date: October 31, 2019	By:	/s/ Donald R. Young
Donald R. Young
President and Chief Executive Officer (principal executive officer)

Date: October 31, 2019	By:	/s/ John F. Fairbanks
John F. Fairbanks
Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)