Form 10-K
period 2019-12-31
ASPEN AEROGELS INC
filed 2020-03-06
CIK 1145986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36481

ASPEN AEROGELS, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3559972
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 Forbes Road, Building B Northborough, Massachusetts	01532
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (508) 691-1111

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $0.00001 per share	ASPN	New York Stock Exchange

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $166.3 million.

As of March 5, 2020, the registrant had 26,594,455 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 18, 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

We introduced our two key product lines, Pyrogel and Cryogel in 2008. Our product revenue has grown from $17.2 million in 2008 to $136.9 million in 2019, representing an eleven year compound annual growth rate of 21%. During this period, we have sold more than $958 million of our products globally, representing an installed base of more than 354 million square feet of insulation. We believe that our eleven year track record of success positions us for future growth and continued gain in market share.

We currently focus our commercial efforts in the energy infrastructure market, where we believe our products have multiple high value applications. We also market and sell aerogel products for use within the building materials and other end markets. Customers in these markets use our products for applications as diverse as wall systems, military and commercial aircraft, trains, buses, appliances, apparel, footwear and outdoor gear. As we continue to enhance our aerogel technology platform, we believe we will have opportunities to address additional high value applications in the global insulation market and in a diverse set of new markets, including the electric vehicle market.

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

Our products help customers to improve the resource efficiency and sustainability of their operations. Our products enable compact system design, reduce installation time and costs, promote freight and logistics cost savings, reduce system weight and required storage space and enhance job site safety. Our products reduce the incidence of corrosion under insulation, which is a significant maintenance cost and safety issue in energy infrastructure facilities. Many of our products also offer strong fire protection, which is a critical performance requirement in our markets. We believe our array of product attributes provides strong competitive advantages over traditional insulation. Although competing insulation materials may have one or more comparable attributes, we believe that no single insulation material currently available offers all of the properties of our aerogel insulation products.

Total revenue for the years ended December 31, 2019, 2018 and 2017 was $139.4 million, $104.4 million and $111.6 million, respectively. For the years ended December 31, 2019, 2018 and 2017, based on shipment destination or research services location, our

U.S. revenue was $58.3 million, $41.7 million and $51.4 million, respectively, and our international revenue was $81.0 million, $62.6 million and $60.2 million, respectively.

We manufacture our products using proprietary and patent-protected technology at our facility in East Providence, Rhode Island. We have operated the East Providence facility since 2008 and have significantly increased our manufacturing capacity and productivity since that date. We commenced operation of our third production line in the East Providence facility in 2015 which increased our annual nameplate capacity to 50 million square feet of aerogel blankets. In 2018, we initiated a series of projects designed to increase this nameplate capacity by 20 percent to 60 million square feet of aerogel blankets by the end of 2020. As of December 31, 2019, we had increased the nameplate capacity in our East Providence facility to 55 million square feet of aerogel blankets.

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

We compete in the aerogel insulation market with Cabot Corporation, Armacell International S.A., Guangdong Alison Hi-Tech Co., Ltd. and Nano Tech Co., Ltd. and a growing number of other competitors that manufacture, sell or resell aerogel insulation products. We expect to face increasing competition in the aerogel insulation market over the next several years as existing competitors and new entrants seek to develop and market their own aerogel products. In addition to other aerogel insulation products, we also encounter competition from innovatively packaged traditional insulation materials that compete with our products on the basis of one or more performance factors.

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

Our market share in 2019 was approximately 4% of the estimated $3.1 billion annual global market for energy infrastructure insulation materials. Many of our competitors have greater market presence, larger market share, longer operating histories, stronger name recognition, larger customer bases and significantly greater financial, technical, sales and marketing, manufacturing and other resources than we have and may be better able to withstand volatility within the industry and throughout the economy as a whole while retaining greater operating and financial flexibility. If our competitors lower their prices, or develop new products with better performance, or if we are unable to compete effectively, our growth opportunities, share of the market, margins and profitability may decline.

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

•

Growing Installed Base with Industry-leading End-Users. We have an installed base of more than 354 million square feet of insulation, representing more than $958 million in cumulative product sales since 2008. Through our relationships with industry leading end-use customers, our products have undergone rigorous testing and technical validation and are now in use at most of the world’s largest oil producers, refiners and petrochemical companies. These relationships have shortened the sales cycle with other customers and have helped to facilitate our market penetration. We also have strong relationships with a global network of energy-focused distributors, contractors and engineering firms that understand the significant advantages our products provide to end-users.

•

Proven, Scalable Business Model. Our proprietary manufacturing technology is proven and has been successfully scaled up to meet increasing demand. We have operated the East Providence facility since 2008 and have significantly increased manufacturing capacity and productivity during the period. We successfully commenced operation of our second production line at this facility in March 2011 and doubled our annual nameplate capacity to 40 million square feet of aerogel blankets. We commenced operations of a third line in the East Providence facility during the first quarter of 2015 which increased our annual nameplate capacity by 25% to 50 million square feet of aerogel blankets. During 2018, we initiated a series of projects, which we refer to as EP20, designed to increase this nameplate capacity to 60 million square feet of aerogel blankets by the end of 2020. As of December 31, 2019, we had increased the nameplate capacity in our East Providence facility to 55 million square feet of aerogel blankets.

•

Protected Technology Platform and Proprietary Manufacturing Capability. Our aerogel technology platform is the result of more than 20 years of research and development dedicated to new aerogel compositions, form factors and manufacturing technologies. Our intellectual property portfolio is supported by 145 issued patents, with an additional 96 pending, in U.S. and foreign jurisdictions in areas related to product design, chemistry, process technology and market applications. In addition, we have significant know-how and trade secrets related to product formulations and manufacturing techniques. We believe our portfolio of patents, trade secrets and know-how presents a barrier to potential new entrants in the commercialization of aerogel blanket insulation.

•

Experienced Management Team with a Demonstrated Track Record. Our executive officers have an average of more than 20 years each of experience in global industrial companies, specialty chemical companies or related material science research. This management team is responsible for the continued development of our aerogel technology platform, the commercial acceptance of our products, and the creation of a global distribution and marketing platform. As of December 31, 2019, we employed 303 people including material scientists, engineers, manufacturing line operators, sales personnel, administrative staff, and management. We believe our dedicated and experienced team is an important competitive asset.

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

Key elements of our strategy include:

•

Broaden Energy Market Diversity and Grow Market Share. We plan to add resources to continue to grow our share of the energy infrastructure insulation market, both through increased sales to our existing customers and through sales to new customers. We plan to continue to expand and enhance our global sales and distribution network and seek to promote greater enterprise-wide adoption of our products by existing end-use customers. To date, the majority of our revenue has been generated from applications in refineries and petrochemical facilities. We will continue to pursue and expect greater adoption of our products for applications in the LNG and power markets. In addition, our product revenue will continue to be generated, in large part, by demand for insulation associated with scheduled plant shutdowns, or turnarounds, and other maintenance-related projects. With broad adoption of our products and our growing installed base, we expect that our products will be specified at increasing rates during the design phase in a growing number of new-build and capital expansion projects. We also expect that growth in global energy demand over time will result in increased new-build and large capacity expansion projects; thereby driving additional demand for our aerogel products.

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

•

Leverage Aerogel Technology Platform in the Electric Vehicle Market. Aligned with our strategy to capitalize on innovation, we launched our battery materials program during 2019 to seek to leverage the unique properties of our proprietary and patented carbon aerogels to improve the performance and cost of lithium-ion batteries. We have entered into evaluation agreements with third parties to initially explore the potential use of Aspen’s silicon-rich carbon aerogel materials in the anode of lithium-ion batteries. In concert with our partners, we are seeking to focus our technical development and accelerate the potential commercialization of these carbon aerogel anode materials in the electric vehicle market. In addition, in response to inquiries from several electric vehicle manufacturers, we are seeking to optimize our traditional silica aerogel blankets for potential use in lithium-ion battery systems to inhibit the spread of thermal runaway related fires. We will continue to seek to engage with additional leading battery material and electric vehicle manufacturers to realize the full potential of our aerogel technology platform within the electric vehicle market.

•

Strategically Increase Capacity to Meet Demand. Demand for our aerogel products has grown significantly since our inception. From 2008 through 2019, our product revenue has grown at a compound annual growth rate of 21% to $136.9 million. To meet growth in demand for our products, we added a third production line in our East Providence facility in 2015 which increased our annual nameplate capacity to 50 million square feet of aerogel blankets. We have initiated a series of projects, which we refer to as EP20, designed to increase the nameplate capacity of the East Providence facility by an additional 10 million square feet of aerogel blankets by the end of 2020 at a projected cumulative cost of less than $5 million. As of December 31, 2019, we had increased the nameplate capacity in our East Providence facility to 55 million square feet of aerogel blankets and believe we are on track to achieve our EP20 goals by the end of 2020.

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

Our Products

Silica aerogels are highly porous structures in which 97% of the volume consists of air trapped between intertwined clusters of amorphous silica solids. Silica aerogels are a very low density solids and are extremely fragile materials. However, our proprietary manufacturing process produces silica aerogels in a flexible, resilient, durable and easy-to-use blanket form.

The core raw material in the production of our aerogel insulation products is silica precursors. Our manufacturing process initially creates a semi-solid alcogel in which the silica structure is filled with ethanol. We produce aerogel by means of a supercritical extraction process that removes ethanol from the gel and replaces it with air. Our process allows the ethanol to be extracted without causing the solid matrix in the gel to collapse from capillary forces.

Our material costs were 48%, 47% and 45% of product revenue for the years ended December 31, 2019, 2018 and 2017, respectively. We seek to lower our manufacturing costs, while maintaining appropriate performance characteristics, and to improve the per square foot costs of our silica aerogel blankets by optimizing our formulations to reduce material costs, by enhancing manufacturing process controls to improve yields, by realizing price reductions from existing vendors, by qualifying new vendors and by reducing shipping costs. Our objective is both to reduce costs to enhance our competitive position and to ensure we deliver high quality products to our customers.

The materials used in the production of our products consist primarily of several silica precursors, fiber batting, and other additives. The markets for these materials are generally competitive and multiple sources of supply exist for all of our raw materials. However, during 2018, we experienced a significant increase in the price of certain silica precursors due to a supply imbalance in the silanes market. We are actively working to reformulate our products to reduce our reliance on the materials that are susceptible to significant price fluctuations. We are also working to expand the geographic diversity of our supply base to reduce the risk of demand and supply imbalances in any one country or region.

We purchase silica precursors from several suppliers in the United States, Europe and Asia, including China. Based on the current level of demand for our products, we believe that an adequate long-term supply of silica precursors is available. However, if demand for our products increases rapidly, we will need to work with suppliers to ensure that an adequate long-term supply of silica precursors will be available at competitive prices. Suppliers of silica precursors include industrial companies that produce the materials directly or that produce them as a byproduct of other industrial processes. We are working with a number of these suppliers to plan for our potential future needs and to develop our processes to reduce the long-term cost impact of these materials. See “Risk Factors — Shortages of the raw materials used in the production of our products, increases in the cost of such materials or disruptions in our supply chain could adversely impact our financial condition and results of operations.”

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

Energy Infrastructure Markets

•

Pyrogel XTE. Pyrogel XTE, our best-selling product, is reinforced with a glass-fiber batting and has an upper use temperature of 650° C. Pyrogel XTE was initially designed for use in refineries and petrochemical facilities, but has proven to have wide applicability throughout the energy infrastructure market. Pyrogel XTE is optimized for high temperature applications between 100° C and 400° C. Pyrogel XTE’s hydrophobicity and vapor permeability reduce the risk of corrosion under insulation in energy infrastructure operating systems when compared to traditional insulation.

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

Qualification for Use

Our products have undergone rigorous testing and are now qualified for global usage in both routine maintenance and in capital projects at many of the world’s largest oil producers, refiners and petrochemical companies. These end-users of our products have well defined practices, codes, specifications and standards for materials and systems installed or used in their facilities. These specifications include insulation system design standards, material qualification and selection processes, and insulation application practices. As part of the material qualification process established by these companies, a new insulation product must meet general industry standards, such as consensus standards developed by ASTM International, and, in some cases, company-specific internal standards to be considered for use. In addition, most of these companies require one or more field trials to evaluate fitness for use in specific applications. These companies either run these qualification processes and field trials internally or through third parties engaged by them, and they generally do not publicly disclose the results of their testing. While the specific processes and timelines vary from company to company, in general, upon successful completion of the qualification process for an insulation product, an end-user will typically deem the product to be qualified for use in its facilities on a local, regional or global basis for one or more applications. Because our end-use customers are typically businesses with very large operations in multiple sites, our insulation sales likely represent only a small portion of the total insulation used by any one of these companies. Accordingly, once our products are qualified at a company, we continue to seek to expand use of our products by the end-use customer in additional applications and at multiple locations.

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

As of December 31, 2019, we had 47 sales and marketing professionals worldwide. Their efforts were supported by a team of eleven sales consultants.

Our Customers and End-Users

Customers

Our primary customers are distributors, installation contractors and OEMs that stock, install and fabricate insulation products, components and systems for technically sophisticated end-users that require high-performance insulation.

•

Distributors: We currently operate through a global network of 68 insulation distributors. In general, insulation distributors stock, sell and distribute aerogel materials to insulation contractors and end-users. The distribution of our product outside the United States is at times conducted under agreements that provide for exclusivity by geography linked to annual purchase volume minimums. These insulation distributors typically market, promote and advertise our aerogel materials across their market.

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

Distribution International, Inc. and SPCC Joint Venture represented 20% and 13%, respectively, of our total revenue in 2019 and were our only customers representing 10% or more of our revenue for that period.

Our product revenue is generated by sales to customers around the world. In 2019, 41% of our product revenue was generated in the United States, 32% in Asia, 18% in Europe, 7% in Canada and 2% in Latin America based on shipment destination.

A substantial portion of our sales are to shipment destinations located outside the United States, including Thailand, Norway, Canada, Great Britain, Singapore, Korea, Hong Kong, Australia, Egypt, and Taiwan. Total revenue generated from outside of the United States amounted to $81.0 million or 58% of total revenue, $62.6 million or 60% of total revenue and $60.2 million or 54% of total revenue, in the years ended December 31, 2019, 2018 and 2017, respectively. In addition, we may continue to expand our operations outside the United States. As a result, we are subject to a number of risks. See “Risk Factors — A substantial portion of our revenue comes from sales in foreign countries and we may expand our operations outside of the United States, which subjects us to increased economic, foreign exchange, operational and political risks that could increase our costs and make it difficult for us to operate profitably.”

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

We successfully commenced operation of our third production line at the East Providence facility in 2015, which increased our annual nameplate capacity to 50 million square feet of aerogel blankets. We have initiated a series of projects, which we refer to as EP20, designed to increase the nameplate capacity of the East Providence facility by an additional 10 million square feet of aerogel blankets by the end of 2020. As of December 31, 2019, we had increased the nameplate capacity in our East Providence facility to 55 million square feet of aerogel blankets and believe we are on track to achieve our EP20 goals by the end of 2020. The EP20 projects are designed to improve manufacturing productivity and capital efficiency through a phased deployment of enhanced chemical and process technologies. We may incur additional capital expenditures during 2020 to complete this plan.

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

Our material costs were 48%, 47% and 45% of product revenue for the years ended December 31, 2019, 2018 and 2017, respectively.

The materials used in the production of our products consist primarily of a several silica precursors, fiber batting, and other additives. The markets for these materials are generally competitive and multiple sources of supply exist for all of our raw materials. However, during 2018, we experienced a significant increase in the price of certain silica precursors due to a supply imbalance in the silanes market. We are actively working to reformulate our products to reduce our reliance on materials that are susceptible to significant price fluctuations. We are also working to expand the geographic diversity of our supply base to reduce the risk of demand and supply imbalances in any one country or region.

We purchase silica precursors from several suppliers in the United States, Europe and Asia, including China. Based on the current level of demand for our products, we believe that an adequate long-term supply of silica precursors is available. However, if demand for our products increases rapidly, we will need to work with suppliers to ensure that the long-term supply of silica precursors will be available at competitive prices. Suppliers of silica precursors include industrial companies that produce the materials directly or that produce them as a byproduct of other industrial processes. We are working with a number of suppliers to plan for our potential future needs and to develop our processes to reduce the long-term cost impact of these materials. See “Risk Factors — Risks Related to Our Business and Strategy — Shortages of the raw materials used in the production of our products, increases in the cost of such materials or disruptions in our supply chain could adversely impact our financial condition and results of operations.”

We seek to lower our manufacturing costs, while maintaining appropriate performance characteristics, and to improve the per square foot costs of our aerogel blankets by optimizing our formulations to reduce material costs, by enhancing manufacturing process controls to improve yields, by realizing price reductions from existing vendors, by qualifying new vendors and by reducing shipping costs. In addition, we believe additional opportunities to realize production efficiencies and to reduce per unit overhead costs will arise with growth in the scale of our manufacturing operations. Our objective is both to reduce costs to enhance our competitive advantage and to ensure we deliver high quality finished products to our customers.

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

Our research and development expenditures were $8.4 million, $6.3 million and $6.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. In addition, we spent $1.3 million, $1.0 million and $0.9 million for the years ended December 31, 2019, 2018 and 2017, respectively, on research and development activities sponsored by federal and other government agencies.

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

In late 2019, we decided to cease efforts to secure additional funded research contracts and to wind down our existing contract research activities during 2020. This decision reflected our desire to focus our research and development resources on initiatives to improve the profitability of our existing business and on efforts to develop new products and next generation technology with application in new, high value market segments.

We have received $58.3 million in funding under government contracts from inception through December 31, 2019. Our contract research revenue was $2.4 million, $2.2 million and $2.0 million for the fiscal years ended December 31, 2019, 2018 and 2017, respectively.

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

As of December 31, 2019, we owned 47 issued U.S. patents, 21 pending U.S. patent applications (including five issued U.S. patents and one pending U.S. patent application that we co-own with third parties), 98 issued foreign patents and 75 pending foreign patent applications (including 19 issued foreign patents and 14 pending foreign patent applications that we co-own with third parties). The patents that we own are generally effective for 20 years from the filing date of the earliest application to which each U.S. patent claims priority. The scope of each of our foreign patents varies in accordance with local law. Our early product patents start to expire in December 2021.

In May 2016, we filed a complaint for patent infringement against Nano Tech Co., Ltd. (Nano), and Guangdong Alison Hi Tech., Ltd. (Alison) in the International Trade Commission, or ITC. In the ITC complaint, we alleged that these two China-based companies have engaged and are engaging in unfair trade practices by importing aerogel products in the United States that infringe, and/or are manufactured by processes that infringe, several of our patents in violation of Section 337 of the Tariff Act of 1930. In the ITC complaint, we sought exclusion orders from the ITC that direct the United States Customs and Border Protection to stop the importation of these infringing products. In February 2018, the ITC issued its final determination confirming the Administrative Law Judge’s (ALJ) previous initial determination that Nano and Alison had infringed asserted Aspen patents and that they have not proven the patents are invalid except with respect to one dependent product claim, which the ITC found was not infringed. The ITC affirmed that Alison and Nano each violated Section 337 of the Tariff Act and issued a limited exclusion order prohibiting importation of infringing aerogel insulation products manufactured by Alison and Nano. Alison unsuccessfully appealed the ITC determination with respect to a product patent to the United States Court of Appeals for the Federal Circuit (CAFC), which affirmed the validity of Aspen’s patent. The exclusion order, which is enforced by the United States Customs and Border Protection, is currently in effect. Additionally, the United States Patent and Trademark Office, or USPTO, denied Alison’s requests to invalidate the claims of four of Aspen’s patents in Inter-Partes Review. Alison also filed multiple similar requests with the Chinese Patent Office, or SIPO, seeking to invalidate our Chinese manufacturing process patents and two of our Chinese product patents. With respect to one of those requests, not withdrawn previously by Alison, the Patent Reexamination Board of SIPO (PRB), issued a decision upholding the validity of Aspen’s issued patent as amended in the proceedings. Alison has appealed the PRB’s decision to the Beijing IP court. After the oral hearing at the Beijing IP court, we are awaiting the decision by the court. Nano has also filed a request seeking invalidation of a product patent at PRB of SIPO on which the oral hearing took place in July 2019. After the oral hearing, Nano withdrew its invalidation request. On September 23, 2019, Alison filed yet another request to invalidate the same patent, whose prior validity opinion by PRB is currently on appeal at the Beijing IP Court. After conducting an oral hearing, PRB issued a decision on January 23, 2020 denying Alison’s latest invalidation request of this patent.

In April 2016, we also filed a patent infringement suit at the District Court in Mannheim, Germany (Mannheim court), against Nano, Alison and two European resellers asserting their infringement of one of our German patents. We subsequently asserted infringement of another three patents against Nano, Alison and a European reseller of Alison’s products at the Mannheim court. We have since settled with one European reseller in exchange for a commitment not to procure infringing products and cooperation with our case. In January 2018, the court issued a series of judgments by acknowledgement (German, “Anerkenntnisurteil”) finding the second reseller, Hiltex, liable for infringement and also issued injunctions against Hiltex. The judgments resulted from a settlement agreement in which Hiltex agreed not to resell the infringing products in Europe where at least one of the asserted patents are active. Nano and Alison also initiated nullity actions in German Federal Patent Court in Munich against our asserted German patents.

On March 8, 2019, Mannheim court issued two separate judgments in cases against Nano and Alison. The Mannheim court determined that both Nano and Alison are infringing on Aspen’s EP1638750 (750 Patent) in connection with their respective products. The court also issued injunctions prohibiting the offer, putting on the market, using, importing or possessing the infringing products. The court found the defendants liable to us for damages since September 22, 2012. The court also ordered the defendants to provide information on the scope of the acts of infringement committed since August 22, 2012, and a recall of infringing products. The court also ordered Nano and Alison to bear the costs of the legal proceedings and reimburse statutory attorneys’ costs and expenses to us, that exact amount of which is yet to be determined. Nano and Alison have appealed the judgements of the Mannheim court. The appeal is currently ongoing. The Federal Patent Court in Munich previously dismissed the challenge to the validity of 750 Patent which has become final.

Nano and Alison also filed an opposition to one of the asserted patents at the European Patent Office (EPO). In December 2018, the opposition division of EPO determined the patent, EP2813338 (338 Patent) was invalid on formality grounds and decided to revoke it, which determination is currently under appeal at the EPO Board of appeals. On March 19 and 20, 2019 the German Federal Patent Court in Munich conducted oral proceedings and voided four claims in EP2415577 (577 Patent) and confirmed the validity of challenged claims in EP2422950 (950 Patent) within the scope of silica gels. The Mannheim court issued two judgments on December 23, 2019 finding that Alison infringed 577 Patent and 950 Patent and also issued injunctions prohibiting Alison from continuing infringement in connection with any aerogel sheets. As of March 6, 2020, we are unaware of any timely appeal of these December 2019 decisions by Alison. Upon confirmation of the same by the Mannheim Court, we expect the decisions to become final. The infringement proceedings at the Mannheim court based on 577 Patent and 950 Patent are currently ongoing against Nano.

Additionally, a reseller of Nano’s products in Taiwan challenged the validity of one of our patents in Taiwan in 2018. After careful review of our written response, the Taiwanese patent office has determined the patent as valid and dismissed the challenge in December 2018. In 2018, LG Chem Ltd. challenged the validity of one of our patents in Korea at the Intellectual Property Trial and Appeals Board (IPTAB) of the Korean Intellectual Property Office. After conducting an oral hearing, the IPTAB issued a decision on November 30, 2019 upholding claims related to aerogel sheets incorporating fibers and invalidating claims for aerogel sheets not incorporating fibers. The IPTAB decision is currently on appeal at the Korean Patent Court.

Due to their nature, it is difficult to predict the outcome or the costs involved in any litigation. Furthermore, our adversaries may have significant resources and interest to litigate and therefore, these litigation matters could be protracted and may ultimately involve significant legal expenses. We have incurred approximately $9.0 million of expenses related to this litigation since 2015 through December 31, 2019. In addition to the foregoing, we have been and may be from time to time party to other legal proceedings that arise in the ordinary course of business and to other patent enforcement actions to assert our patent rights.

We believe that having distinctive names is an important factor in marketing our products, and therefore we use trademarks to brand some of our products, including Pyrogel, Cryogel and Spaceloft. As of December 31, 2019, we had five trademark registrations in the United States, one trademark registration with the World Intellectual Property Organization, and 52 trademark registrations in foreign jurisdictions, including the European Union, Japan, China, Canada, South Korea and Brazil. Additionally, we had eight pending foreign trademark applications. Although we have a foreign trademark registration program for selected marks, our approach may not be comprehensive and we may not be able to register or use such marks in each foreign country in which we seek registration.

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

On June 18, 2014, we completed our initial public offering, or IPO, of 7,500,000 shares of our common stock at a public offering price of $11.00 per share. On February 18, 2020, we completed an underwritten public offering of 1,955,000 shares of our common stock at a public offering price of $8.25 per share. As of March 5, 2020, we had 26,594,455 shares of our common stock outstanding.

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

Employees

As of December 31, 2019, we had 303 full-time employees and one part-time employee, with 36 in research and development, 195 in manufacturing operations and supply chain, 47 in sales and marketing and 25 in general and administrative functions. Of our employees, 289 are located in the United States and 14 are located abroad. We consider our current relationship with our employees to be of good standing. None of our employees are represented by labor unions or have collective bargaining agreements.

Seasonality

Our industry and product offering makes us less susceptible to seasonal patterns as our operating results are generated in part by demand for insulation associated with new-build construction of facilities, capital expansions and related capital projects, and larger maintenance-related projects in the energy infrastructure market. Historically, our third and fourth quarter results have shown increased levels of revenue, which we believe is associated with our end-use customers’ maintenance schedules and timing of capital projects.

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

We have a history of losses, and we may not ever achieve full year profitability. We experienced net losses of $14.6 million, $34.4 million and $19.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, our accumulated deficit was $486.2 million. We expect to continue to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Our expenses include research and development, sales and marketing, and general and administrative costs. Furthermore, these expenses are not the only factors that may contribute to our net losses. For example, interest expense that we incur on any future financing arrangements could contribute to our net losses. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving profitability, or sustaining profitability if we do achieve it. In addition, our ability to achieve profitability is subject to a number of risks and uncertainties discussed below, many of which are beyond our control. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

We have yet to achieve positive total cash flow, and our ability to generate positive cash flow is uncertain.

To develop and expand our business, we have made significant up-front investments in our manufacturing capacity and incurred research and development, sales and marketing and general and administrative expenses. In addition, our growth has required a significant investment in working capital. We experienced negative cash flows from operating activities of $1.1 million, $8.7 million and $4.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. The negative cumulative cash flows from operating activities during the three year period were exacerbated by cash flows used in investing activities to maintain, enhance and expand our manufacturing operations during the same time period. As a result, we experienced negative total cash flows during the three year period.

We expect our total cash flow will be positive on an annual basis during 2020. However, we expect to experience significant variability in the levels of working capital required to support our operating activities from time to time. As a result, we project that our existing cash balance alone may periodically be insufficient to fund these working capital requirements during the year. During such periods, we would be dependent on our line of credit with Silicon Valley Bank, or SVB, under which we have the ability to borrow up to $20.0 million, to fund the balance of the required investment in working capital. The credit agreement requires us to comply with both non-financial and financial covenants, which have included minimum Adjusted EBITDA and during previous renewal periods, minimum Adjusted Quick Ratio covenants, as defined in the credit agreement. In May 2018, August 2018, November 2018 and December 2018, we obtained waivers from SVB related to our compliance with these financial covenants. These waivers were subject to certain conditions, including, in the case of the November 2018 waiver, the Company’s issuance of $3.25 million in equity or receipt of $5.0 million in customer advanced payments on or before January 31, 2019. Although we met these conditions, including in connection with the November 2018 waiver upon receipt on January 30, 2019 of a $5.0 million advanced payment from BASF, there can be no assurance that we will continue to comply with such covenants or that SVB will waive such potential or actual non-compliances, if requested, or waive them with reasonable and achievable conditions. As a result, we could end up in default under the agreement or otherwise be unable to continue to borrow under our line of credit, subject to acceleration of the payment of any balance and further subject to the remedies typically available to a lender. See “Our revolving credit facility contains financial and operating restrictions that may limit our access to credit. In addition, our revolving credit facility expires on April 28, 2021 and we may not be able to renew, extend or replace the expiring facility. If we fail to comply with covenants in our revolving credit facility or if facility is terminated, we may be required to repay our indebtedness thereunder, which may have an adverse effect on our liquidity.”

In addition, we may not achieve sufficient revenue growth to generate positive cash flow in 2020 or beyond. Furthermore, the amounts available under our line of credit with SVB may be insufficient to fund periodic working capital requirements during the year. As a result, we may need to raise additional capital from investors to achieve our expected growth or to fund the working capital investment necessary to maintain operations. Any inability to generate positive future cash flow, to borrow funds or to raise additional capital on reasonable terms, if at all, may harm our short-term financial condition or threaten our long-term viability.

Our working capital requirements involve estimates based on demand and production expectations and may decrease or increase beyond those currently anticipated, which could materially harm our results of operations and financial condition.

In order to fulfill the product delivery requirements of our direct and end-use customers, we plan for working capital needs in advance of customer orders. As a result, we base our funding and inventory decisions on estimates of future demand. If demand for our products does not increase as quickly as we have estimated or drops off sharply, our inventory and expenses could rise, and our business and results of operations could suffer. Alternatively, if we experience sales in excess of our estimates, which has materialized in previous reporting periods, our working capital needs may be higher than those currently anticipated. Our ability to meet this excess customer demand depends on our ability to arrange for additional financing for any ongoing working capital shortages, since it is likely that cash flow from sales will lag behind these investment requirements. In the past, we have principally relied on our line of credit with SVB to supplement these financing needs. The revolving credit agreement requires us to comply with both non-financial and financial covenants. During 2018, we failed on three occasions to comply with a single liquidity related financial covenant, but we were able to obtain waivers on all three occasions from SVB with respect to our compliance with this covenant and ultimately, comply with the conditions of the waivers. In the future, there can be no assurance that we will continue to comply with such covenants and that SVB will waive such non-compliance, if requested. As a result, we could end up in default under the agreement or otherwise be unable to continue to borrow under our line of credit. Any failure to borrow under our line credit when needed could adversely affect our ability to invest in the working capital required to maintain and grow our business.

Our revolving credit facility contains financial and operating restrictions that may limit our access to credit. In addition, our revolving credit facility expires on April 28, 2021 and we may not be able to renew, extend or replace the expiring facility. If we fail to comply with covenants in our revolving credit facility or if facility is terminated, we may be required to repay our indebtedness thereunder, which may have an adverse effect on our liquidity.

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

Our revolving credit facility also contains other financial and non-financial covenants. We may not be able to comply with these covenants in the future. Our failure to comply with these covenants may result in the declaration of an event of default and could cause us to be unable to borrow funds under our revolving credit facility. In addition to preventing additional borrowings under our revolving credit facility, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under the revolving credit facility, which would require us to pay all amounts outstanding. Such an event may also lead our lender to exercise its security interest in our assets, including all of our real property and equipment at our East Providence facility. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all.

We will require significant additional capital to pursue our growth strategy, but we may not be able to obtain additional financing on acceptable terms or at all.

The growth of our business will depend on substantial amounts of additional capital for expansion of existing production lines or construction of new production lines or facilities, for ongoing operating expenses, for continued development of our aerogel technology platform, or for introduction of new product lines. Our capital requirements will depend on many factors, including the rate of our revenue growth, our introduction of new products and technologies, our enhancements to existing products and technologies, and our expansion of sales and marketing and product development activities. In particular, our plans to potentially expand capacity beyond our existing facility in East Providence, Rhode Island are dependent on our ability to raise debt and issue equity. There is no assurance that we will be able obtain any such type of financing on terms acceptable to us or at all and in a timely manner.

In addition, we may consider strategic acquisitions of complementary businesses or technologies to grow our business, which would require significant capital and could increase our capital requirements related to future operation of the acquired business or technology.

We may not be able to obtain loans or raise additional capital on acceptable terms or at all. Our revolving credit facility with SVB contains restrictions on our ability to incur additional indebtedness, which, if not waived, could prevent us from obtaining needed capital. In addition, our revolving credit facility is scheduled to mature on April 28, 2021. Any future credit facilities or debt instruments would likely contain similar or additional restrictions, requirements or conditions. We may not be able to obtain bank credit arrangements or effect an equity or debt financing on terms acceptable to us or at all in order to fund our future capacity expansion plans. Any failure to obtain additional financing when needed could adversely affect our ability to maintain and grow our business.

Shortages of the raw materials used in the production of our products, increases in the cost of such materials or disruptions in our supply chain could have a material adverse impact on our financial condition and results of operations.

The raw materials used in the production of our products consist primarily of fiber battings, silica precursors and other additives. In addition, the production process requires the use of process gases and other materials typical to the chemical processing industry, as well as access to electricity, natural gas, water and other basic utilities. Although we are not dependent on a single supplier, we are dependent on the ability of our third-party suppliers to supply such materials on a timely and consistent basis. While these materials and utilities are available from numerous sources, they may be, and have been in the past, subject to fluctuations in availability and price. For example, during the year ended December 31, 2018, we experienced a significant increase in the costs of silica precursor materials, constituting over 50% of our raw material costs, which has continued through the year ended December 31, 2019.

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

Most of our raw materials are procured through individual purchase orders or short-term contracts and not through long-term contracts that ensure a fixed price or guaranteed supply for an extended period of time. This procurement strategy may not support sustained long-term supply chain stability. Fluctuations in the prices of these raw materials could have a material adverse effect on our results of operations. Our suppliers also seek alternative uses for our raw materials at higher price points. Such competitive uses for our raw materials creates material price and availability risks to our business. In addition, our ability to pass increases in raw material prices on to our customers is limited due to competitive pricing pressure and the time lag between the increase in costs and the implementation of related price increases.

In particular, we purchase a variety of silica precursors from several suppliers, mostly pursuant to individual purchase orders or short-term contracts and not pursuant to long-term contracts. We do not have a secure, long-term supply of silica precursors. We may not be able to establish arrangements for secure, long-term silica precursor supplies at prices consistent with our current costs or may incur a delay in supply while we seek alternative sources. For example, we experienced a significant increase in the price of certain silica precursors during 2018 due to a supply imbalance in the silanes market. While we seek to reformulate our products to reduce our reliance on materials that are susceptible to significant price fluctuations, while maintaining appropriate performance characteristics, our efforts may not be successful. Any inability to continue to purchase silica precursors without long-term agreements in place, or to otherwise establish a long-term supply of silica precursors at prices consistent with our current cost estimates, would have a material adverse effect on our ability to increase our sales and achieve profitability.

Additionally, our suppliers may prioritize their resources for any long-term commitments to third parties and to our detriment. We may not be in a position to find alternate suppliers in a timely manner to continue to operate consistent with our obligations to or expectations of our customers. The supply chain for our materials has been increasingly global in nature. The global events like trade wars between nations or corona virus outbreak could have both short-term and long-term effects on our supply chain.

Pandemics involving corona viruses, such as the COVID-19, could have an adverse impact on our supply chain, reduce the demand for our products or otherwise negatively affect our financial performance.

From time to time, diseases such as SARS, MERS, avian flu and other corona viruses have spread across the world, resulting in substantial health and economic harm to the affected population. If a disease such as the recently identified corona virus, COVID-19, spreads sufficiently to cause a pandemic (or to cause the fear of a pandemic to rise), governments around the world may start regulating or restricting the flow of labor, travel and transport of materials. Such restrictions could severely affect our suppliers, employees, customers and distributors. The adverse effects of such events on us may include a significant disruption to our supply chain, our operations, or demand for our products in the short and/or long term. As a result, we might be unable to sustain operations for an extended period of time and our business, our results of operations and our financial position would be materially adversely affected, potentially threatening our viability.

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

If our manufacturing facility or any equipment therein were to be damaged or cease operations, it may reduce revenue, cause us to lose customers and otherwise adversely affect our business. The insurance policies we maintain to cover losses caused by fire or natural disaster, including business interruption insurance, may not adequately compensate us for any such losses and will not address a loss of customers that we expect would result or may have large deductibles insufficient to support our continuing operations. If our existing manufacturing facility was damaged or destroyed, we would be unable to operate our business for an extended period of time and our business and results of operations may be materially adversely affected, potentially even threatening our viability.

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

Furthermore, we seek to lower our manufacturing costs, while maintaining appropriate performance characteristics, and to improve the per square foot costs of our silica aerogel blankets by optimizing our formulations to reduce material costs. Any failure to meet the specifications for our products as a result of our attempts to optimize our formulations, or otherwise, or technical and delivery requirements could result in the termination of existing customer contracts or purchase orders, the elimination or reduction of future purchase orders, the impairment of customer relationships, and the incurrence of financial, contractual or other liabilities. Products that do not meet these specifications or requirements may also expose us to warranty and product liability claims and associated adverse publicity. Any such termination, reduction, impairment, liability or publicity could result in a broader loss of existing customers and revenues and delay the execution of our business plans, disrupt our operations and could have a material adverse effect on our results of operations and financial condition.

A sustained downturn in the energy industry, due to lower oil and gas prices or reduced energy demand, could decrease demand for some or all of our products and services, which could have a material adverse effect on our business, financial condition and results of operations.

Demand for a significant portion of our products and services depends on the level of capital expenditure by companies in the energy industry, which depends, in part, on current and expected energy prices. Prices of oil and gas have been highly volatile in the past several years with oil prices reaching a high above $100 per barrel in mid-2014 to a low below $30 per barrel in early 2016. The volatility in oil prices and declines in oil prices, which are often associated with unrelated world events, have resulted, from time to time, in a reduction in capital expenditures by many companies in the energy industry, and in particular by end-users of our products involved in the construction and expansion of offshore and onshore oil and gas production facilities. Sustained lower energy prices may also reduce our end-users’ need to improve energy savings by using premium-priced insulation products like ours, thus reducing demand for our products and causing downward pressure on the pricing of our products. A sustained downturn in the capital expenditures of our customers, whether due to periods of lower energy prices or a further decrease in the market price of oil and gas or otherwise, and including the perception that such a downturn might occur or continue, may delay capital projects, decrease demand for our products and cause downward pressure on the prices we charge for our products, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. Such downturns, including the perception that they might occur or continue, could have a significant negative impact on the market price of our common stock.

Regulation of greenhouse gas emissions could reduce demand for hydrocarbon products and lead to a sustained downturn in the energy industry, which could decrease demand for our products and have a material adverse effect on our business, financial condition and results of operation.

Due to growing concerns about the risks of climate change, a number of countries are adopting or considering adopting regulations to reduce greenhouse gas emissions. Greenhouse gas regulations could have the impact of increasing energy costs, reducing the demand for hydrocarbons, decreasing profitability and return on investment in the energy industry, and leading to a sustained downturn in the energy industry. Demand for a significant portion of our products depends on the aggregate level of capital expenditure in the energy industry, which depends, in part, on the expected return on such investments. A sustained period of diminished returns or expected returns on capital deployed in the energy industry as a result of greenhouse gas regulations or otherwise, may delay capital projects, decrease demand for our products and cause downward pressure on the prices we charge for our products, which, in turn, could have a material adverse effect on our business, financial condition, results of operations and the market price of our common stock.

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

These customers’ expenditures historically have been cyclical in nature and vulnerable to economic downturns. In particular, profitability in the energy industry is highly sensitive to supply and demand cycles and commodity prices, which historically have been volatile; and our customers in this industry historically have tended to delay large capital projects, including expensive maintenance and upgrades, during industry downturns. Delays in customer projects may cause fluctuations in the timing or the amount of revenue earned and our results of operations in a particular period. Prolonged periods of little or no economic growth could decrease demand for oil and gas which, in turn, could result in lower demand for our products and a negative impact on our results of operations and cash flows. This risk increases as we seek to increase the project based revenue as a percentage of the total revenue. In addition, this cyclical demand and potential customer project delays may lead to significant shifts in our results of operations from quarter to quarter and from year to year, which limits our ability to make accurate long-term predictions about our future performance. We estimate that sales to end-use customers in the energy industry accounted for approximately 97% of our 2019 revenues and we expect that they will continue to account for a significant portion of our future revenues.

The market for insulation products incorporating aerogel blankets is relatively undeveloped and our products may never be widely adopted, which would have a material adverse effect on our business.

The market for insulation products utilizing aerogel blankets is relatively undeveloped. Accordingly, our future results of operations will depend in large part on our ability to gain market share of the global energy infrastructure insulation market. Our ability to gain market share in this market is highly dependent on the acceptance of our products by large, well-established end-users, distributors, contractors and OEMs. The insulation market has historically been slow to adopt new technologies and products. Most insulation types currently in use in these markets were developed over 50 years ago. In addition, there is a tendency of end-users in some of our markets to opt for the lower short-term costs associated with traditional insulation materials. If we fail to successfully educate existing and potential end-users, distributors, contractors and OEMs of the benefits and value offered by our aerogel products, or if existing users of our products no longer rely on aerogel insulation for their insulation needs, our ability to sell our products and grow our revenue could be limited.

Our business strategy also includes the development of next generation products with the performance characteristics and price points required by markets outside the energy infrastructure and building materials markets, including the electric vehicle market. These performance and price requirements can be more demanding than those we faced in energy infrastructure and building materials markets. In the event that we are unable to develop products that meet market needs, we may be unable to successfully penetrate such markets. In addition, the innovative product and manufacturing methods development process requires the dedication of significant human, technical and financial resources, with no certainty of success or recovery of our related investment. As a result, we may be unable to grow our business in markets outside of the energy infrastructure and building materials markets, which could adversely affect our financial performance.

Because we are often a new supplier with new type of materials, to our end-use customers, we also may face concerns from these end-use customers about our reliability and our ability to produce our products in a volume sufficient to meet their supply and quality control needs. As a result, we may experience a reluctance or unwillingness by existing end-use customers to expand their use of our products and by potential end-use customers to begin using our products. Our products may never reach mass adoption, and changes or advances in technologies could adversely affect the demand for our products.

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

While we believe our products have superior performance attributes and may sometimes have the lowest cost on a fully-installed basis or offer life-cycle cost savings, our competitors offer many traditional insulation products that are priced below our products. Our products are expensive relative to alternative insulation products and end-use customers may not value our products’ performance attributes sufficiently to pay their premium price. This could make it more difficult for us to grow our revenue and achieve broader adoption of our aerogel products. While we seek to lower our manufacturing costs, while maintaining appropriate performance characteristics, and to improve the per square foot costs of our silica aerogel blankets by optimizing our formulations to reduce material costs, we may not be successful in doing so. In addition, some of the benefits of our products are based on reduced installation time and related labor expense. In regions where labor costs are significantly lower than in the United States and Europe, the cost benefits of reduced installation times may not be adequate to overcome the relatively high price of our products and may make it more difficult for us to grow our revenue in those regions.

The insulation market we serve is highly competitive. If we are unable to compete successfully, we may not be able to increase or maintain our market share and revenues.

We face strong competition primarily from established manufacturers of traditional insulation materials. Large producers of traditional insulation materials, such as Johns Mansville, Saint-Gobain, Knauf Gips, Owens Corning and Rockwool, dominate the insulation market. In addition, we face increasing competition from other companies seeking to develop high-performance insulation materials, including aerogel insulation. For example, Cabot Corporation manufactures, markets and sells a different form of aerogel insulation that is competitive with our products, particularly in the offshore oil and gas sector for use in pipe-in-pipe applications. We are also aware of competitors including Armacell International S.A., Guangdong Alison Hi-Tech Co, Ltd, Nano Tech Co, Ltd, and other Asia-based companies which manufacture and/or market aerogel insulation products in blanket form. Many of our competitors are substantially larger and better capitalized than we are and possess greater financial resources. Our competitors could focus their substantial financial resources to develop new or additional competing products or develop products that are more attractive to potential customers than the products that we offer. We expect to face an increasing amount of competition in the aerogel insulation market over the next several years as existing competitors and new entrants seek to develop and market their own aerogel products.

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

Failure by us to develop, maintain and strengthen strategic relationships with industry leaders to commercialize our products in the building materials market may adversely affect our results of operations and our ability to grow our business.

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

Beginning January 1, 2019, we will credit 25.3% of any amounts that we invoice for Spaceloft A2 product sold to BASF against the outstanding balance of the 2018 prepayment. If any of the 2018 prepayment remains uncredited as of December 31, 2021, BASF may request that we repay the uncredited amount to BASF.

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

As of December 31, 2019, we had applied less than $0.1 million of credits against amounts invoiced and a substantial amount of the prepayments remain outstanding. Although BASF has placed orders for products under the supply agreement, there can be no assurance that BASF will ever be a significant customer for our products or that we deliver product quantities that would significantly reduce the prepayments outstanding by dates that which BASF has right to request repayment. Furthermore, there can be no assurance that we or BASF will be able to perform under the supply agreement or the joint development agreement or to achieve our or its respective goals with respect to the supply agreement, the joint development agreement or the broader collaboration between us and BASF. In addition, our grant of a security interest to BASF may make it more difficult for us to pledge our assets to secure other obligations, including to potential lenders, and as a result may impede our ability to incur additional indebtedness in the future.

In the event that we are unable to develop products that meet market needs or maintain our relationship with BASF, we may be required to find less prominent partners or operate without any partner at all in the building materials market and we may be less able or unable to successfully penetrate that market. As a result of any of the above, we may lessen or lose our ability to grow our business in the building materials market which could adversely affect our business, financial condition and results of operations, including impairing our profitability.

Failure by us to develop, maintain and strengthen strategic relationships with industry leaders to commercialize our products in the electric vehicle market may adversely affect our results of operations and our ability to grow our business.

Our business strategy requires us to align the design and performance attributes of our products and technologies to the evolving needs of the market. To facilitate this process, we have sought out partnerships and relationships with industry leaders in order to assist in the development and commercialization of our products. We face competition from other manufacturers of insulation, battery materials and similar products in seeking out and entering into such partnerships and relationships with industry leaders in our target markets and we may therefore not be successful in establishing strategic relationships in those markets.

In the electric vehicle market, we are seeking to engage with industry leaders to assist in the optimization of our proprietary and patented carbon aerogels to improve the performance and cost of lithium-ion batteries. We have entered into evaluation agreement with SKC Co., Ltd. to initially explore the potential use of Aspen’s silicon-rich carbon aerogel materials in the anode of lithium-ion batteries. We are also exploring various silicon materials for use with our solutions, including materials from a subsidiary of Evonik Industries AG. With the support of such third parties, we are seeking to focus our technical development and accelerate the potential commercialization of these carbon aerogel anode materials in the electric vehicle market. In addition, we are exploring with several battery and electric vehicle manufacturers to develop a highly engineered silica aerogel blanket for potential use in lithium-ion battery packs to manage the thermal runaway of the battery systems.

Unlike the other markets for which we have previously developed thermal solutions, electric vehicle market may be more demanding, technically, financially and in other ways. Additionally, the automotive industry may be more risk averse, may have longer product development and testing cycles or otherwise require resources which we cannot muster in a timely manner to successfully develop and market products and solutions.

We will continue to seek to engage with additional battery material and electric vehicle manufacturers to realize the full potential of our aerogel technology platform within the electric vehicle market. In the event that we are unable to engage with additional industry leaders or to develop products that meet market needs, we may be less able or unable to successfully penetrate that market. As a result, we may lessen or lose our ability to grow our business in the electric vehicle market which could adversely affect our business, financial condition and results of operations, including impairing our profitability.

We have entered into and may enter into future agreements that may limit our ability to broadly market our products or could involve future obligations, which could make it more difficult for us to commercialize certain of our products and negatively affect our business and results of operations.

We have a joint development agreement with BASF SE to develop products in the building materials market. In order to develop and commercialize our products, we may enter into additional joint development agreements or commercial arrangements. We cannot be certain that any products will be successfully developed under any such agreement or, even if developed, that they will be successfully produced or commercialized. These agreements may contain exclusivity, ownership of intellectual property and other terms that may limit our ability to commercialize any products or technology developed in connection with such agreements, including in ways that we do not envision at the time of entering into the agreement. In addition, these agreements may not obligate either party to make any purchases and may contain technical specifications that must be achieved to the satisfaction of our partner, which we cannot be certain we will be able to achieve. If our ability to commercialize products or technology developed in connection with these agreements is limited or if we fail to achieve the technical specifications that may be required, then our business, financial condition and results of operations could be materially adversely affected.

We may not be able to successfully develop and introduce new products in a timely manner at competitive prices, which would limit our ability to grow and maintain our competitive position and could adversely affect our financial conditions, results of operations and cash flow.

Our growth depends, primarily, on continued increase in the sales of existing products, including by improving the performance of existing products, as well as the successful development and introduction of new products, including new products for applications within the building materials and electric vehicle markets, which face the uncertainty of customer acceptance and reaction from competitors. New product development requires considerable resources and attention that may shift our focus from and may disrupt our current operations, given that we have fewer resources than many of our competitors. We may not be able to sustainably manufacture new products with attractive margins and we may experience higher production inefficiencies than expected. Any delay in the development or launch of a new product could result in our not being the first to market, which could compromise our competitive position. Even if we manage to develop and introduce new products, such products may not address market needs or otherwise compete with third party products. Even if our new products are adopted by the market, we may not achieve the growth in revenue that we expect from such new products and our investment in these efforts may not be proportional to our expected or actual revenue growth. If we are unable to develop and introduce new products in a cost-effective manner or otherwise manage effectively the operations related to new products, our results of operations and financial condition could be adversely impacted.

If we do not continue to develop and maintain distribution channels for our products and to meet our customers’ demand for our products, our results of operations could be adversely affected.

For a significant portion of our revenues, we rely on sales to distributors who then sell our products to end-users in our target markets. Our success depends, in part, on our maintaining satisfactory relationships with these distributors and develop new relationships in new geographies. Our distributors require us to meet expectations of delivery, quality and pricing of our products, at both the distribution channel level and at the level of the end-user of our products. If we fail to meet expected standards, our revenues would decline and this could materially adversely affect our business, results of operations and financial condition. In addition, we have been unable at times to produce sufficient amounts of our products to meet demand from our distributors and customers and we may not be able to avoid capacity constraints in the future if demand exceeds our expectations or we fail to expand the capacity of our existing East Providence, Rhode Island manufacturing facility in a timely manner. If we are unable to deliver our products within such short timeframes, we may be at risk of losing direct or end-use customers. Accordingly, shortfalls in sales could materially adversely affect our business and results of operations.

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

Our revenue may fluctuate from period to period due to a wide variety of factors. Since we rely on sales to a limited number of direct customers/distributors and end-use customers, changes in demand from one or more direct customers or end-users can significantly impact our revenue from period to period. In addition, the sales cycles for our products, including their qualification for use, are long and can result in unpredictability in our revenues. We expect to have an increasing percentage of our products sold for use in capital projects, which orders tend to be larger and more sporadic, that will further increase this unpredictability and the difficulty for us in forecasting quarterly or annual performance. Because of these factors, we have a limited basis on which to predict our quarterly revenue. Our profitability from period-to-period may also vary due to the mix of products that we sell in different periods. These factors may result in a high degree of variability in our results of operations and will make it difficult for us to accurately evaluate and forecast quarterly or annual performance and to plan based on our future outlook.

The results of our operations could be materially adversely affected if our operating expenses incurred do not correspond with the timing of our revenues.

Most of our operating expenses, such as manufacturing facility expenses, employee compensation and research expenses, are either relatively fixed in the short-term or incurred in advance of sales. In addition, our spending levels are based in part on our expectations regarding future revenues. As a result, if revenues for a particular quarter are below expectations, we may not be able to proportionately reduce operating expenses for that quarter. Our reliance on sales to a limited number of direct customers/distributors and end-use customers, the length of our sales cycles and the potentially increasing percentage of our products sold for use in capital projects each can cause sporadic demand for our products which would limit our ability to predict future sales. This limitation could result in our being unable to reduce spending quickly enough to compensate for reductions in sales and could therefore adversely affect our results of operations for any particular operating period.

We are exposed to the credit risk of some of our direct customers, including distributors, contractors and OEMs, which subjects us to the risk of non-payment for our products.

We distribute our products through a network of distributors, contractors and OEMs, some of which may not be well-capitalized and may be of a lower credit quality. This direct customer network subjects us to the risk of non-payment for our products. In addition, we operate in a number of countries characterized by intermittent governmental, market and financial crises. During 2018, we established a reserve for uncollectible accounts receivable from a Brazilian contractor for $2.8 million related to a single project and wrote off another $0.1 million in accounts receivable due to non-payment of amounts due by a European customer. During 2019, we determined that collection of the remaining unpaid accounts receivable from the Brazilian contractor of $2.6 million was unlikely and recorded a write-off of the accounts receivable and the corresponding allowance for doubtful accounts. In addition, during periods of economic downturn in the global economy, our exposure to credit risks from our direct customers may increase, and our efforts to monitor and mitigate the associated risks may not be effective. In the event of additional non-payments by one or more of our direct customers, our business, financial condition and results of operations could be materially adversely affected.

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

Many factors could delay, impede or prevent the expansion of our existing manufacturing facility, or construction and operation of future, potential manufacturing facilities, or cause us to reduce the scale or scope of the expansion projects, including:

•	our inability to obtain financing on favorable terms, or at all;
•	design, engineering and construction difficulties or delays;
•	our failure or delay in obtaining necessary legal, regulatory and other approvals and permits;
•	interruptions in the supply of the necessary equipment, or construction materials or labor or an increase in their respective prices;
•	opposition of local interests; and
•	natural disasters, accidents, political unrest or unforeseen events, man-made or otherwise.

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

If we are unable to complete the projects as contemplated, the costs incurred in connection with such projects may not be recoverable. For example, during 2013, we redesigned and reduced the planned scale of the third production line in our East Providence, Rhode Island facility. We recorded an associated $3.4 million impairment charge during 2013 to write off certain construction in progress assets. In addition, during 2018, we determined that our engineering plans, designs and drawings for a second manufacturing facility in Statesboro, Georgia would not be used due principally to our decision to significantly delay construction of the facility and intervening technical developments. Accordingly, we recorded an impairment charge of $7.4 million in 2018 on pre-construction and related costs for the Statesboro facility.

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

A substantial portion of our recent sales are to destinations outside the United States, including Thailand, Norway, Canada, Great Britain, Singapore, Korea, Hong Kong, Australia, Egypt, and Taiwan. Total revenue generated from outside of the United States, based on our shipment destination, amounted to $81.0 million or 58% of total revenue, $62.6 million or 60% of total revenue and $60.2 million or 54% of total revenue, for the years ended December 31, 2019, 2018 and 2017, respectively. As a result, we are subject to a number of risks, including, but not limited to:

•

the effect of applicable U.S. and foreign tax structures, including tax rates that may be higher than tax rates in the United States or taxes that may be duplicative of those imposed in the United States;

•

trade relations among the United States and those foreign countries in which our customers and suppliers have operations, including protectionist measures such as tariffs and import or export licensing requirements, whether imposed by the United States or such foreign countries, in particular the strained trade relations between United States and China since 2018;

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

In addition, sales of our products are generally conducted in U.S. dollars and we also bid for foreign projects in U.S. dollars. The strengthening of the U.S. dollar against the local currencies in the countries into which we sell our products may result in our products becoming more expensive relative to competing insulation products priced in local currencies. If the U.S. dollar strengthens, our sales into foreign countries with relatively weaker currencies may be adversely impacted and we may be less competitive in bidding for projects in those markets.

Our success will depend in large part on our ability to manage the effects of continued global political and economic uncertainty, especially in our international markets.

Because of our significant international operations, we could be materially adversely affected by violations of the U.S. FCPA and similar anti-corruption, anti-bribery and anti-kickback laws.

We operate on a global basis, with 59% of our product sales in 2019 made to destinations outside the United States, including Canada, Mexico, Europe, Asia, South America and the Middle East. Our business operations and sales in countries outside the United States are subject to anti-corruption, anti-bribery and anti-kickback laws and regulations, including restrictions imposed by the FCPA, as well as the United Kingdom Bribery Act of 2010, or UK Bribery Act. The FCPA, UK Bribery Act, and similar anti-corruption, anti-bribery and anti-kickback laws in other jurisdictions generally prohibit companies, their intermediaries and their agents from making improper payments to government officials or any other persons for the purpose of obtaining or retaining business. We operate and sell our products in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-corruption, anti-bribery and anti-kickback laws may conflict with local customs and practices. We train our employees concerning anti-corruption, anti-bribery and anti-kickback laws and have policies in place that prohibit employees from making improper payments. We continue to implement internal controls and procedures designed to ensure that we comply with anti-corruption, anti-bribery and anti-kickback laws, rules and regulations and mitigate and protect against corruption risks. We cannot provide assurance that our internal controls and procedures will protect us from reckless, criminal or other acts committed by our employees or third-parties with whom we work. If we are found to be liable for violations of the FCPA or similar anti-corruption, anti-bribery and anti-kickback laws in international jurisdictions, either due to our own acts or out of inadvertence, or due to the acts or inadvertence of others, we could suffer criminal or civil fines or penalties or other repercussions, including reputational harm, which could have a material adverse effect on our business, results of operations and financial condition.

A failure to comply with export control or economic sanctions laws and regulations could have a material adverse impact on our business, results of operations or financial condition. We may be unable to ensure that our distributors comply with applicable sanctions and export control laws.

We operate on a global basis, with 59% of our product sales in 2019 made to destinations outside the United States, including Canada, Mexico, Europe, Asia, South America and the Middle East. We face several risks inherent in conducting business internationally, including compliance with applicable economic sanctions laws and regulations, such as laws and regulations administered by OFAC, the United States Department of State and the United States Department of Commerce. We must also comply with all applicable export control laws and regulations of the United States and other countries. Violations of these laws or regulations could result in significant additional sanctions including criminal or civil fines or penalties, more onerous compliance requirements, more extensive debarments from export privileges or loss of authorizations needed to conduct aspects of our international business.

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

A substantial majority of our revenue is generated from sales to a limited number of direct customers, including distributors, contractors, OEMs, partners and end-use customers. For the years ended December 31, 2019, 2018 and 2017, total revenue from our top ten direct customers represented 68%, 63% and 69% of our revenues, respectively. Distribution International, Inc. and SPCC Joint Venture represented 20% and 13% of our total revenue in 2019, respectively, Distribution International, Inc. and TechnipFMC represented 15% and 12% of our total revenue in 2018, respectively; and Reliance Industries Limited and Distribution International, Inc. represented 25% and 12% of our total revenue in 2017, respectively. Although the composition of our significant distributors, contractors, OEMs, partners and end-use customers will vary from period to period, we expect that most of our revenues will continue, for the foreseeable future, to come from sales to a relatively small number of direct customers. In addition, we understand from our direct customers that a substantial majority of their sales of our products are to a small number of end-use customers.

Our direct customer concentration also creates accounts receivable concentrations and related risks. As of December 31, 2019, SPCC Joint Venture and Distribution International, Inc. accounted for 19% and 16% of our accounts receivable, respectively.

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

A direct customer may take actions that affect us for reasons that we cannot anticipate or control, such as reasons related to an end-use customer’s financial condition, contractual arrangements with end-use customers, changes in business strategy or operations, the introduction of alternative competing products, or as the result of the perceived quality or cost-effectiveness of our products. Our agreements with these direct customers may be cancelled if we fail to meet certain product specifications or materially breach the agreement or for other reasons outside of our control. In addition, our direct customers may seek to renegotiate the terms of current agreements upon maturity or renewal. The loss of, or a reduction in sales or anticipated sales to, one or more of our significant direct customers or end-use customers or several of our smaller direct customers or end-use customers could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to maintain our technological advantage over our competitors, our business may be materially adversely affected.

We research, develop, manufacture and sell high-performance aerogel insulation products. Rapid and ongoing changes in technology and product standards could quickly render our products less competitive, or even obsolete, particularly if we fail to continue to improve the performance of our insulation products. We are currently developing new applications for our existing products as well as new aerogel technologies; however, our efforts may not be successful and new applications or technologies may not be commercially useful. Other companies that are seeking to enhance traditional insulation materials have recently introduced or are developing other emerging insulation technologies. These competitors are engaged in significant development work on these various insulation products. Competing technologies that outperform our insulation in one or more performance attributes could be developed and successfully introduced.

We are also aware of certain companies, including Armacell International S.A., Guangdong Alison Hi-Tech Co, Ltd., Nano Tech Co, Ltd, and a variety of other companies based in Asia that have developed or are developing and/or marketing products using aerogel technology similar to our technology and these or other companies have introduced or could introduce aerogel products that compete directly with our products and could in the future outperform our products in one or more performance attributes, could be offered to our customers as a cheaper alternative to our products or may result in increased pricing pressure on our products. As a result of increasing competitive activity by other companies in the aerogel insulation market, both now and in the future, we may not be able to sustain our competitive position in our target markets. Any degradation in our competitive position could have a material adverse effect on our business, financial condition and results of operations.

Negative perceptions regarding the safety, quality or other attributes of our products or a failure or a perceived failure of our products could have a material adverse effect on our results of operations and could make us unable to continue our business.

Given the history of asbestos as an insulation material, we believe that there is an elevated level of attention towards perceived health and safety risks in the insulation industry. As a consequence, it is essential to our existing business and to our future growth that our products are considered safe. Even modest perceptions by existing or potential distributors, contractors or end-use customers in our target markets that our products are not safe could have a critical impact on our ability to sell our products and to continue as a business. Further, our competitors have in the past, and may in the future, seek to create or perpetuate such perceptions. There is risk of an actual or perceived failure of our products or other negative perceptions regarding our products, such as perceived health hazards. For example, dust is produced by our products during their installation and use, which increases the likelihood of the perception of a hazard. Another example is the potential in very high temperature applications for material failure. Like most insulation products, our Pyrogel XT and XTE products will normally go through a controlled burn-in process immediately after exposure to high temperatures. If installed improperly, the burn-in may proceed too rapidly and the material may become damaged. In addition, the thermal performance of our materials may degrade over time due to a variety of operational or environmental conditions. We take steps to educate our distributors, contractors, OEMs and end-use customers on the nature of our products and the proper installation and operating procedures in order to mitigate these risks. Such an event, or the perception of such an event, could quickly result in our direct and end-use customers replacing our products with traditional insulation materials which could have a material adverse effect on our results of operations.

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

While we use hazardous substances, including titanium dioxide, carbon black and similar chemicals, in forms and at levels that are subject to current rules and regulations, such rules and regulations may become more stringent such that we are required to modify our manufacturing process and such that our customers’ use of our products may be impacted. Regulatory changes contemplated in several countries, particularly in Europe, may substantially increase these risks. Changes in the products or manufacturing processes may require the customers to perform an extensive re-qualification process, which our customers may not want to undertake for various reasons, resulting in the customer switching to competing products. In addition, changes in our production or manufacturing process may result in uses above currently permitted levels. Such uses or changes in rules or regulations could materially adversely affect our business, financial condition and results of operations.

Health and safety laws, regulations and permit requirements may become more stringent or otherwise change. Any such changes could require us to incur materially higher costs than at present. Our costs of complying with current and future health and safety laws, regulations and permit requirements, and any liabilities, fines or other sanctions resulting from violations of them, could adversely affect our business, financial condition and results of operations.

We may face certain product liability or warranty claims on our products, including from improper installation of our products by third parties. As a consequence, we could lose existing and future business and our ability to develop, market and sell our insulation could be harmed.

The design, development, production and sale of our products involve an inherent risk of product liability claims and associated adverse publicity. We seek to lower our manufacturing costs, while maintaining appropriate performance characteristics, and to improve the per square foot costs of our silica aerogel blankets by optimizing our formulations to reduce material costs. If our products do not function as represented as a result of such changes in formulations, we may face warranty claims on our products. In addition, we may be named directly in product liability suits relating to our products, even for defects resulting from errors of our distributors, contractors, OEMs, partners or end-use customers. These claims could be brought by various parties, including distributors, contactors, OEMs, partners and other direct end-use customers who are purchasing products directly from us, or end-use customers who purchase our products from our distributors. We could also be named as co-parties in product liability suits that are brought against the distributors, contractors, OEMs, partners and end-use customers. Our products are often installed in our end-use customers’ complex and capital intensive facilities in inherently hazardous or dangerous environments, including in the energy, petrochemical and power generation industries, where the potential liability from risk of loss could be substantial. The failure of our products to perform to customer expectations, whether or not because of improper installation, could give rise to warranty claims against us. We take steps to educate our distributors, contractors, OEMs, partners and end-use customers about the proper installation procedures to mitigate the risk of an uncontrolled burn-in for very high temperature applications of Pyrogel XT and XTE. However, installation of our products is handled by third parties over whom we have no control and errors or defects in their installation may also give rise to claims against us, diminish our brand or divert our resources from other purposes. Any of these claims, even if without merit, could result in costly litigation or divert management’s attention and resources. In addition, many of our products are integrated into the final products of our customers. The integration of our products may entail the risk of product liability or warranty claims based on malfunctions or hazards from both our products and the final products of our customers.

A material product liability claim may seriously harm our results of operations, as well as damage our customer relationships and reputation. Although we carry general liability insurance, our current insurance coverage could be insufficient to protect us from all liability that may be imposed under these types of claims. In addition, our distributors, contractors, OEMs, partners and end-use customers may not have adequate insurance to cover against potential claims. If claims or losses exceed our liability insurance coverage, we may go out of business. In addition, insurance coverage is expensive, may be difficult to obtain and may not be available in the future on acceptable terms or at all. A significant increase in the cost of insurance coverage could adversely affect our business, financial condition and results of operations.

We may incur significant costs complying with environmental, health and safety laws and related claims, and failure to comply with these laws and regulations could expose us to significant liabilities, which could materially adversely affect our results of operations.

Costs of compliance with regional, national, state and local existing and future environmental, health and safety laws and regulations could adversely affect our cash flow and results of operations. We are required to comply with numerous environmental laws and regulations and to obtain numerous governmental permits in order to operate our facilities and in connection with the design, development, manufacture and transport of our products and the storage, use, handling and disposal of hazardous substances, including environmental, health and safety laws, regulations and permits governing air emissions or water usage and disposal. We may incur significant additional costs to comply with these requirements, which requirements are becoming stringent in a progressive manner. If we fail to comply with these current and new requirements, we could be subject to civil or criminal liability, damages and fines, require substantial capital investment to remedy non-compliance, and our operations could be curtailed, suspended or shutdown. In addition, certain foreign laws and regulations may affect our ability to export products outside of the United States. Existing environmental, health and safety laws and regulations could be revised or reinterpreted and new laws and regulations could be adopted or become applicable to us or our products, and future changes in environmental, health and safety laws and regulations could occur. These factors may materially increase the amount we must invest to bring our processes into compliance and impose additional expense on our operations.

Among the changes to environmental laws and regulations that could occur is the adoption of regulatory frameworks to reduce greenhouse gas emissions, which a number of countries, particularly in the European Union, have adopted, or are considering adopting, including the 2015 Paris Agreement on climate change. These include adoption of cap and trade regimes, carbon taxes, restrictive permitting, increased efficiency standards, and incentives or mandates for renewable energy, any of which could increase the costs of manufacturing our products and increase our compliance costs, and/or reduce demand for our products from our customers in the energy industry, all of which could materially adversely affect our business and results of operations. In spite of the United States having formally withdrawn from the 2015 Paris Agreement recently, our customer base and operations are global in nature, which requires continued adaptations to these emerging requirements.

In addition, private lawsuits, including claims for remediation of contamination, personal injury or property damage, or actions by regional, national, state and local regulatory agencies, including enforcement or cost-recovery actions, may materially increase our costs. Certain environmental laws make us potentially liable on a joint and several basis for the remediation of contamination at or emanating from properties or facilities that we currently or formerly owned or operated or properties to which we arranged for the disposal of hazardous substances. Such liability may require us to pay more than our fair share and could require us to address contamination caused by others. For example, the site of our East Providence facility contains certain levels of contamination caused by prior third-party activities on and near the site. Such contamination remains in place under a state-approved deed restriction, and we are required to comply with such deed restriction and the accompanying soil management plan. In general, the deed restriction prohibits the residential use of the property and the use of groundwater as potable water, and requires the maintenance of engineering controls and annual inspections to help prevent exposure to contaminated soils. The soil management plan requires us to notify the state environmental agency with respect to any soil excavation, stockpiling, sampling and off-site disposal of excavated soil. Although we have not had to make material expenditures to satisfy these requirements to date, in the future, we may incur additional costs to comply with these requirements and failure to do so could disrupt the operation of our facility or could subject us to liability for environmental remediation. We may incur liability relating to the remediation of contamination, including contamination we did not cause. Furthermore, ethanol, one of the materials that we handle in large quantities in our manufacturing process is subject to additional laws and regulations including those administered by the U.S. Alcohol and Tobacco Tax and Trade Bureau. While we seek to comply with the stringent requirements of these laws and regulations, these laws and regulations are complex and are subject to interpretation. Any changes in these laws or regulations or any interpretation thereof, or changes in our manufacturing processes may require us to request changes to our existing permits or obtain new permits. Any requests to change our existing permits or obtain new permits may be delayed or denied and may require us to modify our manufacturing processes, which could be costly and time consuming and could adversely affect our business and results of operations.

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

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to breakdowns, attacks by hackers, viruses, breaches or interruptions due to employee error, malfeasance or other disruptions, or lapses in compliance with privacy and security mandates. Any such virus, breakdown, attack, breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. We have measures in place that are designed to detect and respond to such security incidents and breaches of privacy and security mandates, but there can be no assurance that our efforts will prevent such breakdowns or breaches in our systems. Recently, a specific kind of cyber threat, targeted mostly at small and medium-sized enterprises involves the so called “ransomware” attacks in which a hostile actor breaches the security of the information network and locks down the network to prohibit access to the system from its intended users. The hostile actor demands monetary payments in exchange for releasing the network to allow its normal operation. We may not be able to pay such actors on financial or legal grounds and even if such payments are made, there is no guarantee such actors would follow through with the promise to release the network. Any such breach, access, disclosure or other loss of information or access could result in legal claims or proceedings, liability under laws that protect the privacy of personal information or other laws, government enforcement actions and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, customer support services, research and development activities, capture of company financial information, various general and administrative aspects of our business and damage our reputation, any of which could adversely affect our business.

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

Our contracts with U.S. government agencies are subject to the availability of appropriated funds. The U.S. government funds our contract research work through a variety of funding programs that rely on monies appropriated by Congress. At any point, the availability of funding could change, thus reducing the opportunities for continued revenues to us from government contract work. Revenue from contracts with U.S. government agencies constituted 2% of our total revenue in 2019, 2018 and 2017.

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

Where we consider it appropriate, our strategy is to seek patent protection in the United States and other countries on technologies used in or relating to our aerogel product forms, applications and manufacturing technologies. As of December 31, 2019, we had 47 issued U.S. patents and 98 issued foreign patents, including five U.S. patents and 19 foreign patents that we co-own with third parties. The issuance of a patent is not conclusive as to its scope, validity or enforceability. Thus, any patent held by us or to be issued to us from a pending patent application, could be challenged, invalidated or held unenforceable in litigation or proceedings before the U.S. Patent and Trademark Office, or USPTO, and/or other patent tribunals in the United States or in foreign jurisdictions. Third parties could develop technologies that circumvent the patent protection we have secured. No consistent policy regarding the breadth of patent claims has emerged to date in the United States and the landscape could become more uncertain in view of future rule changes by the USPTO, the introduction of patent reform legislation and decisions in patent law cases by the federal courts including the United States Supreme Court.

The patent landscape outside the United States is even less predictable. As a result, the validity and enforceability of patents cannot be predicted with certainty. For example, we are aware of competitors that manufacture and market aerogel insulation products in China, where it may be difficult for us to enforce our intellectual property rights against these or other competitors.

In May 2016, we filed a complaint for patent infringement against Nano Tech Co., Ltd. (Nano), and Guangdong Alison Hi Tech., Ltd. (Alison) in the International Trade Commission, or ITC. In the ITC complaint, we alleged that these two China-based companies have engaged and are engaging in unfair trade practices by importing aerogel products in the United States that infringe, and/or are manufactured by processes that infringe, several of our patents in violation of Section 337 of the Tariff Act of 1930. In the ITC complaint, we sought exclusion orders from the ITC that direct the United States Customs and Border Protection to stop the importation of these infringing products. In February 2018, the ITC issued its final determination confirming the ALJ’s previous initial determination that Nano and Alison had infringed asserted Aspen patents and that they have not proven the patents are invalid except with respect to one dependent product claim, which the ITC found was not infringed. The ITC affirmed that Alison and Nano each violated Section 337 of the Tariff Act and issued a limited exclusion order prohibiting importation of infringing aerogel insulation products manufactured by Alison and Nano. Alison unsuccessfully appealed the ITC determination with respect to a product patent to the United States Court of Appeals for the Federal Circuit (CAFC), which affirmed the validity of Aspen’s patent. The exclusion order, which is enforced by the United States Customs and Border Protection, is currently in effect. Additionally, the United States Patent and Trademark Office, or USPTO, denied Alison’s requests to invalidate the claims of four of Aspen’s patents in Inter-Partes Review. Alison also filed multiple similar requests with the Chinese Patent Office, or SIPO, seeking to invalidate our Chinese manufacturing process patents and two of our Chinese product patents. With respect to one of those request, not withdrawn previously by Alison, the Patent Reexamination Board of SIPO (PRB), issued a decision upholding the validity of Aspen’s issued patent as amended in the proceedings. Alison has appealed the PRB’s decision to the Beijing IP court. After the oral hearing at the Beijing IP court, we are awaiting the decision by the court. Nano has also filed a request seeking invalidation of a product patent at PRB of SIPO on which oral hearing took place in July 2019. After the oral hearing, Nano withdrew its invalidation request. On September 23, 2019, Alison filed yet another request to invalidate the same patent, whose prior validity opinion by PRB is currently on appeal at the Beijing IP Court. After conducting an oral hearing, PRB issued a decision on January 23, 2020 denying Alison’s latest invalidation request of this patent.

In April 2016, we also filed a patent infringement suit at the District Court in Mannheim, Germany (Mannheim court), against Nano, Alison and two European resellers asserting their infringement of one of our German patents. We subsequently asserted infringement of another three patents against Nano, Alison and a European reseller of Alison’s products at the Mannheim court. We have since settled with one European reseller in exchange for a commitment not to procure infringing products and cooperation with our case. In January 2018, the court issued a series of judgments by acknowledgement (German, “Anerkenntnisurteil”) finding the second reseller, Hiltex, liable for infringement and also issued injunctions against Hiltex. The judgments resulted from a settlement agreement in which Hiltex agreed not to resell the infringing products in Europe where at least one of the asserted patents are active. Nano and Alison also initiated nullity actions in German Federal Patent Court in Munich against our asserted German patents.

On March 8, 2019, Mannheim court issued two separate judgments in the cases against Nano and Alison, respectively. The Mannheim court determined that both Nano and Alison are infringing on Aspen’s EP1638750 (750 Patent) in connection with their respective products. The court also issued injunctions prohibiting the offer, putting on the market, using, importing or possessing the infringing products. The court found the defendants liable to us for damages since September 22, 2012. The court also ordered the defendants to provide information on the scope of the acts of infringement committed since August 22, 2012, and a recall of infringing products. The court also ordered Nano and Alison to bear the costs of the legal proceedings and reimburse statutory attorneys’ costs and expenses to us, that exact amount of which is yet to be determined. Nano and Alison have appealed the judgments of the Mannheim Court. The appeal is currently ongoing. The Federal Patent Court in Munich previously dismissed the challenge to the validity of 750 Patent which has become final.

Nano and Alison also filed an opposition to one of the asserted patents at the European Patent Office (EPO). In December 2018, the opposition division of EPO determined the patent, EP2813338 (338 Patent), was invalid on formality grounds and decided to revoke it, which determination is currently under appeal at the EPO Board of appeals. On March 19 and 20, 2019 the German Federal Patent Court in Munich conducted oral proceedings and voided four claims in EP2415577 (577 Patent) and confirmed the validity of challenged claims in EP2422950 (950 Patent) within the scope of silica gels. The Mannheim court issued two judgments on December 23, 2019 finding that Alison infringed 577 Patent and 950 Patent and also issued injunctions prohibiting Alison from continuing infringement in connection with any aerogel sheets. As of March 6, 2020, we are unaware of any timely appeal of these December 2019 decisions by Alison. Upon confirmation of the same by the Mannheim Court, we expect the decisions to become final. The infringement proceedings at the Mannheim court based on 577 Patent and 950 Patent are currently ongoing against Nano.

Additionally, a reseller of Nano’s products in Taiwan challenged the validity of one of our patents in Taiwan in 2018. After careful review of our written response, the Taiwanese patent office has determined the patent as valid and dismissed the challenge in December 2018. In 2018, LG Chem Ltd. challenged the validity of one of our patents in Korea at the Intellectual Property Trial and Appeals Board (IPTAB) of the Korean Intellectual Property Office. After conducting an oral hearing, the IPTAB issued a decision on November 30, 2019 upholding claims related to aerogel sheets incorporating fibers and invalidating claims for aerogel sheets not incorporating fibers. The IPTAB decision is currently on appeal at the Korean Patent Court.

Due to their nature, it is difficult to predict the outcome or the costs involved in any litigation or administrative proceedings, including any appeals process. Furthermore, the counter-parties in these proceedings may have significant resources and interest to litigate and therefore, these litigation matters could be protracted and may ultimately involve significant legal expenses. In addition to the foregoing, we have been and may be from time to time a party to other legal proceedings that arise in the ordinary course of business and to other patent enforcement actions to assert our patent rights.

In addition, we may fail to apply for patents on important technologies or innovative products in a timely fashion, if at all, and our existing and future patents may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products or technologies, in particular given the long history of aerogel development. Furthermore, third parties could practice our intellectual property rights in territories where we do not have patent protection or where processes for remedies for infringement of intellectual property or unclear or still evolving. Such third parties may then try to import products made using our intellectual property rights into the United States or other countries. We may not be able to prevent such imports practically even if we obtain appropriate legal remedies. Our strategy is to seek registration of trademarks for our brands in many, but not all, of the jurisdictions in which we sell our products based on various factors, including our sales volumes in the jurisdiction, our ability to enforce local laws and cost. Our strategy may not be adequate to protect our brands in all circumstances, especially in foreign jurisdictions. In certain jurisdictions, third parties may seek to register trademarks on the names of our products and brands before we do thus requiring us to change branding strategies or otherwise deal with the issue.

As of December 31, 2019, we had 21 pending U.S. patent applications and 75 pending foreign patent applications, including one pending U.S. patent application and 14 foreign pending patent applications that we co-own with other third parties. Our pending patent applications are directed to various enabling technologies for the product forms, applications and manufacturing technologies that support our current business, as well as aspects of products under development or contemplated for the future. The issuance of patents from these applications involves complex legal and factual questions and, thus, we cannot provide assurance that any of our pending patent applications will result in the issuance of patents to us. The USPTO, relevant foreign patent offices and other relevant patent tribunals may deny or require significant narrowing of claims in our pending patent applications. Patents issued as a result of any of our pending patent applications may not cover our enabling technology and/or the products or processes that support our current or future business or afford us with significant commercial protection against others with similar technology. Proceedings before the USPTO could result in adverse decisions as to the priority of our inventions and the narrowing or invalidation of claims in issued patents. In addition, our pending patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus foreign patent applications may not be granted even if counterpart United States patents are issued.

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

In May 2016, we filed a complaint for patent infringement against Nano Tech Co., Ltd. (Nano), and Guangdong Alison Hi Tech., Ltd. (Alison) in the International Trade Commission, or ITC. In the ITC complaint, we alleged that these two China-based companies have engaged and are engaging in unfair trade practices by importing aerogel products in the United States that infringe, and/or are manufactured by processes that infringe, several of our patents in violation of Section 337 of the Tariff Act of 1930. In the ITC complaint, we sought exclusion orders from the ITC that direct the United States Customs and Border Protection to stop the importation of these infringing products. In February 2018, the ITC issued its final determination confirming the ALJ’s previous initial determination that Nano and Alison had infringed asserted Aspen patents and that they have not proven the patents are invalid except with respect to one dependent product claim, which the ITC found was not infringed. The ITC affirmed that Alison and Nano each violated Section 337 of the Tariff Act and issued a limited exclusion order prohibiting importation of infringing aerogel insulation products manufactured by Alison and Nano. Alison unsuccessfully appealed the ITC determination with respect to a product patent to the United States Court of Appeals for the Federal Circuit (CAFC), which affirmed the validity of the Aspen’s patent. The exclusion order, which is enforced by the United States Customs and Border Protection, is currently in effect. Additionally, the United States Patent and Trademark Office, or USPTO, denied Alison’s requests to invalidate the claims of four of Aspen’s patents in Inter-Partes Review. Alison also filed multiple similar requests with the Chinese Patent Office, or SIPO, seeking to invalidate our Chinese manufacturing process patents and two of our Chinese product patents. With respect to one of those requests, not withdrawn previously by Alison, the Patent Reexamination Board of SIPO (PRB), issued a decision upholding the validity of Aspen’s issued patent as amended in the proceedings. Alison has appealed the PRB’s decision to the Beijing IP court. After the oral hearing at the Beijing IP court, we are awaiting the decision by the court. Nano has also filed a request seeking invalidation of a product patent at PRB of SIPO on which the oral hearing took place in July 2019. After the oral hearing, Nano withdrew its invalidation request. On September 23, 2019, Alison filed yet another request to invalidate the same patent, whose prior validity opinion by PRB is currently on appeal at the Beijing IP Court. After conducting an oral hearing, PRB issued a decision on January 23, 2020 denying Alison’s latest invalidation request of this patent.

In April 2016, we also filed a patent infringement suit at the District Court in Mannheim, Germany (Mannheim court), against Nano, Alison and two European resellers asserting their infringement of one of our German patents. We subsequently asserted infringement of another three patents against Nano, Alison and a European reseller of Alison’s products at the Mannheim court. We have since settled with one European reseller in exchange for a commitment not to procure infringing products and cooperation with our case. In January 2018, the court issued a series of judgments by acknowledgement (German, “Anerkenntnisurteil”) finding the second reseller, Hiltex, liable for infringement and also issued injunctions against Hiltex. The judgments resulted from a settlement agreement in which Hiltex agreed not to resell the infringing products in Europe where at least one of the asserted patents are active. Nano and Alison also initiated nullity actions in German Federal Patent Court in Munich against our asserted German patents.

On March 8, 2019, Mannheim court issued two separate judgments in cases against Nano and Alison, respectively. The Mannheim court determined that both Nano and Alison are infringing on Aspen’s EP1638750 (750 Patent) in connection with their respective products. The court also issued injunctions prohibiting the offer, putting on the market, using, importing or possessing the infringing products. The court found the defendants liable to us for damages since September 22, 2012. The court also ordered the defendants to provide information on the scope of the acts of infringement committed since August 22, 2012, and a recall of infringing products. The court also ordered Nano and Alison to bear the costs of the legal proceedings and reimburse statutory attorneys’ costs and expenses to us, that exact amount of which is yet to be determined. Nano and Alison have appealed the judgements of the Mannheim court. The appeal is currently ongoing. The Federal Patent Court in Munich previously dismissed the challenge to the validity of 750 Patent which has become final.

Nano and Alison also filed an opposition to one of the asserted patents at the European Patent Office (EPO). In December 2018, the opposition division of EPO determined the patent, EP2813338 (338 Patent) was invalid on formality grounds and decided to revoke it, which determination is currently under appeal at the EPO Board of appeals. On March 19 and 20, 2019 the German Federal Patent Court in Munich conducted oral proceedings and voided four claims in EP2415577 (577 Patent) and confirmed the validity of challenged claims in EP2422950 (950 Patent) within the scope of silica gels. The Mannheim court issued two judgments on December 23, 2019 finding that Alison infringed 577 Patent and 950 Patent and also issued injunctions prohibiting Alison from continuing infringement in connection with any aerogel sheets. As of March 6, 2020, we are unaware of any timely appeal of these December 2019 decisions by Alison. Upon confirmation of the same by the Mannheim Court, we expect the decisions to become final. The infringement proceedings at the Mannheim court based on 577 Patent and 950 Patent are currently ongoing against Nano.

Additionally, a reseller of Nano’s products in Taiwan challenged the validity of one of our patents in Taiwan in 2018. After careful review of our written response, Taiwanese patent office has determined the patent as valid and dismissed the challenge in December 2018. In 2018, LG Chem Ltd. challenged the validity of one of our patents in Korea at the Intellectual Property Trial and Appeals Board (IPTAB) of the Korean Intellectual Property Office. After conducting an oral hearing, the IPTAB issued a decision on November 30, 2019 upholding claims related to aerogel sheets incorporating fibers and invalidating claims for aerogel sheets not incorporating fibers. The IPTAB decision is currently on appeal at the Korean Patent Court.

Due to their nature, it is difficult to predict the outcome or the costs involved in any litigation or administrative proceedings, including any appeals process. Furthermore, the counter parties in these proceedings may have significant resources and interest to litigate and therefore, these litigation matters could be protracted and may ultimately involve significant legal expenses. In addition to the foregoing, we have been and may be from time to time party to other legal proceedings that arise in the ordinary course of business and to other patent enforcement actions to assert our patent rights.

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

In the United States, California recently adopted the California Consumer Privacy Act of 2018, or CCPA, which came into effect in January 2020. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions of the EU General Data Protection Regulation. The CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches.

Risks Related to Our Common Stock

We have incurred and will continue to incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies in the United States, which may adversely affect our results of operations.

As a public company, and particularly now that we are no longer an emerging growth company as of December 31, 2019, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The New York Stock Exchange and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We are subject to the reporting requirements of the Exchange Act that require us to file, among other things, quarterly reports on Form 10-Q and annual reports on Form 10-K. Under Section 302 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as a part of each of these reports, our chief executive officer and chief financial officer are required to evaluate and report their conclusions regarding the effectiveness of our disclosure controls and procedures and to certify that they have done so. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Under Section 404 of the Sarbanes-Oxley Act, we have included a report of management on our internal control over financial reporting in our Form 10-K for our fiscal year ended December 31, 2019. In addition, since we are no longer an emerging growth company as of December 31, 2019, the independent registered public accounting firm auditing our financial statements is required to attest to and report on the effectiveness of our internal control over financial reporting for the year ended December 31, 2019 and subsequent years. We will also be required to hold a say-on-pay vote and a say-on-frequency vote at our 2020 Annual Meeting of Stockholders. The process of improving and documenting our internal controls and complying with Section 404 is expensive and time consuming, and requires significant attention of management. As we are no longer an emerging growth company, we are subject to increased regulatory requirements necessitating additional resources and attention from management and will result in increased costs to us, which could include higher legal fees, accounting fees and fees associated with investor relations activities, among others.

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

Because we are a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting. If our internal controls over financial reporting are determined to be ineffective, or if our auditors are otherwise unable to attest to their effectiveness, investor confidence in our company, and our common stock price, may be adversely affected.

Pursuant to Section 404a of the Sarbanes-Oxley Act, we have furnished a report by management on the effectiveness of our internal control over financial reporting for the fiscal year ended December 31, 2019 and will continue to do so in each year thereafter. This assessment is required to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting for the year December 31, 2019 and subsequent years.

We continue to assess our system of internal controls over financial reporting and successfully completed documentation necessary to perform the annual evaluation required to comply with Section 404. In future periods, we may discover, and not be able to remediate timely, significant deficiencies or material weaknesses. During the evaluation and testing process in 2019, we did not identify any material weaknesses in our internal controls over financial reporting. In future periods, if we were to identify one or more material weaknesses in our internal control, we may be unable to assert that our internal controls are effective. If we are unable to assert that our internal controls over financial reporting are effective, we could lose investor confidence in the accuracy and completeness of our financial reports or it could cause us to fail to meet our reporting obligations, which could have a material adverse effect on the price of our common stock. In addition, any failure to comply with Section 404 could subject us to a variety of administrative sanctions, including SEC action, ineligibility for short form resale registration, the suspension or delisting of our common stock from The New York Stock Exchange, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business.

The trading market in our common stock has been limited and substantially less liquid than the average trading market for a stock quoted on The New York Stock Exchange.

Since our initial listing on The New York Stock Exchange on June 13, 2014, the trading market in our common stock has been limited and substantially less liquid than the average trading market for companies listed on The New York Stock Exchange. The listing of our common stock on The New York Stock Exchange does not assure that a meaningful, consistent and liquid trading market currently exists or will exist in the future. We cannot predict whether a more active market for our common stock will develop in the future. An absence of an active trading market could adversely affect our stockholders’ ability to sell our common stock at current market prices in short time periods, or possibly at all. An inactive market may also impair our ability to raise capital by selling our common stock and may impair our ability to acquire other companies, products or technologies by using our common stock as consideration. Additionally, analyst coverage of our common stock may be limited and such lack of coverage may have a depressive effect on the market price for our common stock. As of December 31, 2019, approximately 36.1% of our outstanding shares of common stock were held by our executive officers, directors, principal stockholders and their respective affiliates, which may adversely affect the liquidity of the trading market for our common stock, in as much as federal securities laws restrict sales of our shares by these stockholders. If our affiliates continue to hold their shares of common stock, there will be a more limited trading volume in our common stock, which may make it more difficult for investors to sell their shares or increase the volatility of our stock price.

We expect that the price of our common stock will fluctuate substantially, which could subject us to securities class action litigation and result in substantial losses to our stockholders.

The price of our common stock fluctuates in a broad range. For example, on December 21, 2018 the closing price of our shares of common stock was $1.96 and on January 22, 2020, the closing price of our shares of common stock was $10.33. Such fluctuations may be due to a number of factors, including the following, some of which are beyond our control:

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

As of December 31, 2019, our executive officers, directors and principal stockholders and their affiliates collectively controlled approximately 36.1% of our outstanding shares of common stock. As a result, these stockholders, if they act together, may be able to control the management and affairs of our company and certain matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

Our restated certificate of incorporation provides that, subject to limited exceptions, a state or federal court located within the State of Delaware will be the exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our restated certificate of incorporation or our restated bylaws, or (4) any other action asserting a claim against us that is governed by the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act. It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision and asserts claims under the Securities Act, inasmuch as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rule and regulations thereunder. There is uncertainty as to whether a court would enforce such provision with respect to claims under the Securities Act, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our restated certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

Our shareholders may experience future dilution as a result of future equity offerings.

In addition to the underwritten public offering we recently completed on February 18, 2020 resulting in the issuance of 1,955,000 additional shares of our common stock, we may offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock in order to raise additional capital in the future. We cannot assure our shareholders that we will be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share our shareholders paid for our shares. Investors purchasing shares or other securities in the future could have rights, preferences or privileges senior to those of our shareholders and our shareholders may experience dilution. Our shareholders may incur additional dilution upon the exercise of any outstanding stock options or warrants, the issuance of shares of restricted stock, the vesting of restricted stock units, or the issuance, vesting or exercise of other equity awards.

We do not intend to pay cash dividends in the foreseeable future and, consequently, our shareholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.

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

•	the expected future growth of the market for our aerogel insulation and our continued gain in market share, in particular in the energy infrastructure insulation market and other markets we target;
•	our expectation that our investment in incremental manufacturing and operating expense will sustain long-term growth in our existing markets and develop new business opportunities;
•	our plans to continue to develop and optimize aerogel products for high-value applications within the building materials market and our plan to realize revenue from this market;
•

our plans to develop and optimize aerogel products for potential commercialization within the electric vehicle market, including our program to optimize carbon aerogels to improve the performance and cost of lithium-ion batteries and our initiative to optimize our silica aerogel products to inhibit the spread of thermal runaway related battery fires in electric vehicles;

•

our plans and expectations to partner with industry leaders in the battery and electric vehicle market or such partnerships resulting in products and technologies or otherwise in meaningful financial results;

•

our pursuit of high-value opportunities for our aerogel products within different segments of the global insulation market, including the building materials market, and our plans to leverage our aerogel technology platform to develop innovative, aerogel enhanced products for applications in new markets, including the electric vehicle market;

•	our plans to focus additional resources to continue to grow our share of the energy infrastructure insulation market;
•

our pursuit of and the expected greater adoption of our products in the LNG and power generation markets and our expectation that product revenue will be generated in large part by demand for insulation associated with scheduled plant shutdowns, or turnarounds, and other maintenance-related projects;

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

•	our belief that an adequate long-term supply of silica-precursor is available and our plans to reduce reliance on precursors susceptible to significant price fluctuations;
•	our expectation in our ability to implement lower cost product formulations and realize material purchasing efficiencies;
•	our belief that our portfolio of patents, trade secrets and know-how presents a significant barrier to potential new entrants in the production of aerogel blanket insulation;
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

•	our plans to expand capacity at our East Providence, Rhode Island manufacturing facility;

•	our expectation that expanded capacity in our East Providence, Rhode Island facility will become available or operational in a timely manner to support the long-term growth in demand we expect;
•	our current estimate that the cumulative cost of the project to expand capacity in our East Providence, Rhode Island facility will be less than $5.0 million;
•

our expectation that the completion of the project to expand capacity in our East Providence, Rhode Island facility will provide an additional annual nameplate capacity of 5 million square feet of aerogel blankets;

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
•

our expectation that we will develop, manufacture and sell new products and technologies through the strategic partnership with BASF SE and that our strategic partnership with BASF SE will facilitate our penetration of the building materials market;

•	our joint development agreement with BASF SE, and the potential for it to support the development and commercialization of new aerogel products and technologies;
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

•	our belief that revenue growth will moderate due to a decrease in project-based demand in the subsea market and little to no growth in project-based demand in the LNG market;
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

•

our expectations that the operating expenses will increase in both absolute dollars and as a percentage of revenue in 2020 but increase in absolute dollars and decrease as a percentage of revenue in the longer term, our research and development expenses will increase in both absolute dollars and as a percentage of revenue in 2020 but increase in absolute dollars and decrease as a percentage of revenue in the longer term, our sales and marketing expenses will increase in both absolute dollars and as a percentage of revenue in 2019 but increase in absolute dollars and decrease as a percentage of revenue in the longer term, and our general and administrative expenses will remain increase in both absolute dollars and as a percentage of revenue in 2020 but increase in absolute dollars and decrease as a percentage of revenue in the longer term;

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

Patent Enforcement Actions

In May 2016, we filed a complaint for patent infringement against Nano Tech Co., Ltd. (Nano), and Guangdong Alison Hi Tech., Ltd. (Alison) in the International Trade Commission, or ITC. In the ITC complaint, we alleged that these two China-based companies have engaged and are engaging in unfair trade practices by importing aerogel products in the United States that infringe, and/or are manufactured by processes that infringe, several of our patents in violation of Section 337 of the Tariff Act of 1930. In the ITC complaint, we sought exclusion orders from the ITC that direct the United States Customs and Border Protection to stop the importation of these infringing products. In February 2018, the ITC issued its final determination confirming the ALJ’s previous initial determination that Nano and Alison had infringed asserted Aspen patents and that they have not proven the patents are invalid except with respect to one dependent product claim, which the ITC found was not infringed. The ITC affirmed that Alison and Nano each violated Section 337 of the Tariff Act and issued a limited exclusion order prohibiting importation of infringing aerogel insulation products manufactured by Alison and Nano. Alison unsuccessfully appealed the ITC determination with respect to a product patent to the United States Court of Appeals for the Federal Circuit (CAFC), which affirmed the validity of the Aspen patent. The exclusion order, which is enforced by the United States Customs and Border Protection, is currently in effect. Additionally, the United States Patent and Trademark Office, or USPTO, denied Alison’s requests to invalidate the claims of four of the Aspen patents in Inter-Partes Review. Alison also filed multiple similar requests with the Chinese Patent Office, or SIPO, seeking to invalidate our Chinese manufacturing process patents and two of our Chinese product patents. With respect to one of those requests, not withdrawn previously by Alison, the Patent Reexamination Board of SIPO (PRB), issued a decision upholding the validity of Aspen’s issued patent as amended in the proceedings. Alison has appealed the PRB’s decision to the Beijing IP court. After the oral hearing at the Beijing IP court, we are awaiting the decision by the court. Nano has also filed a request seeking invalidation of a product patent at PRB of SIPO on which oral hearing took place in July 2019. After the oral hearing, Nano withdrew its invalidation request. On September 23, 2019, Alison filed yet another request to invalidate the same patent, whose prior validity opinion by PRB is currently on appeal at the Beijing IP Court. After conducting an oral hearing, PRB issued a decision on January 23, 2020 denying Alison’s latest invalidation request of this patent.

In April 2016, we also filed a patent infringement suit at the District Court in Mannheim, Germany (Mannheim court), against Nano, Alison and two European resellers asserting their infringement of one of our German patents. We subsequently asserted infringement of another three patents against Nano, Alison and a European reseller of Alison’s products at the Mannheim court. We have since settled with one European reseller in exchange for a commitment not to procure infringing products and cooperation with our case. In January 2018, the court issued a series of judgments by acknowledgement (German, “Anerkenntnisurteil”) finding the second reseller, Hiltex, liable for infringement and also issued injunctions against Hiltex. The judgments resulted from a settlement agreement in which Hiltex agreed not to resell the infringing products in Europe where at least one of the asserted patents are active. Nano and Alison also initiated nullity actions in German Federal Patent Court in Munich against our asserted German patents.

On March 8, 2019, Mannheim court issued two separate judgments in cases against Nano and Alison, respectively. The Mannheim court determined that both Nano and Alison are infringing on Aspen’s EP1638750 (750 Patent) in connection with their respective products. The court also issued injunctions prohibiting the offer, putting on the market, using, importing or possessing the infringing products. The court found the defendants liable to us for damages since September 22, 2012. The court also ordered the defendants to provide information on the scope of the acts of infringement committed since August 22, 2012, and a recall of infringing products. The court ordered Nano and Alison to bear the costs of the legal proceedings and reimburse statutory attorneys’ costs and expenses to us, that exact amount of which is yet to be determined. Nano and Alison have appealed the judgements of the Mannheim court. The appeal is currently ongoing. The Federal Patent Court in Munich previously dismissed the challenge to the validity of 750 Patent which has become final.

Nano and Alison also filed an opposition to one of the asserted patents at the European Patent Office (EPO). In December 2018, the opposition division of EPO determined the patent, EP2813338 (338 Patent), was invalid on formality grounds and decided to revoke it, which determination is currently under appeal at the EPO Board of appeals. On March 19 and 20, 2019 the German Federal Patent Court in Munich conducted oral proceedings and voided four claims in EP2415577 (577 Patent) and confirmed the validity of challenged claims in EP2422950 (950 Patent) within the scope of silica gels. The Mannheim court issued two decisions on December 23, 2019 finding that Alison infringed 577 Patent and 950 Patent and also issued injunctions prohibiting Alison from continuing infringement in connection with any aerogel sheets. As of March 6, 2020, we are unaware of any timely appeal of these December 2019 decisions by Alison. Upon confirmation of the same by the Mannheim Court, we expect the decisions to become final. The infringement proceedings at the Mannheim court based on 577 Patent and 950 Patent are currently ongoing against Nano.

Additionally, a reseller of Nano’s products in Taiwan challenged the validity of one of our patents in Taiwan in 2018. After careful review of our written response, the Taiwanese patent office has determined the patent as valid and dismissed the challenge in December 2018. In 2018, LG Chem Ltd. challenged the validity of one of our patents in Korea at the Intellectual Property Trial and Appeals Board (IPTAB) of the Korean Intellectual Property Office. After conducting an oral hearing, the IPTAB issued a decision on November 30, 2019 upholding claims related to aerogel sheets incorporating fibers and invalidating claims for aerogel sheets not incorporating fibers. The IPTAB decision is currently on appeal at the Korean Patent Court.

Due to their nature, it is difficult to predict the outcome or the costs involved in any litigation or administrative proceedings, including any appeals process. Furthermore, the counter parties in these proceedings may have significant resources and interest to litigate and therefore, these litigation matters could be protracted and may ultimately involve significant legal expenses. In addition to the foregoing, we have been and may be from time to time a party to other legal proceedings that arise in the ordinary course of business and to other patent enforcement actions to assert our patent rights.

Brazilian Enforcement Action

In August 2018, we filed an enforcement suit against Qualiman Engenharia E Montagens LTDA, or Qualiman, one of our South American customers, in civil court in Sao Paulo, Brazil seeking payment of past due invoices totaling approximately $2.9 million. In October 2018, the Brazilian court ruled in our favor with respect to Qualiman’s obligation to pay us immediately. As part of the remedy, the Court ordered Qualiman’s customer, Petroleo Brasilero S.A., or Petrobras, to redirect part of its payments to Qualiman to a court-administered bank account and other appropriate actions. Subsequently, we learned that Qualiman has laid off a substantial portion of its installers and threatened to walk away from Petrobras’ contract. In connection with such layoffs, a Brazilian labor court is addressing reparations to laid-off workers. We learned that Petrobras and Qualiman are seeking to renegotiate the contract between them in connection with this project. On February 26, 2019, an appeals court dismissed Qualiman’s appeal of the decision of the Sao Paulo civil court on the merits. Subsequent to this ruling, we recovered $0.3 million through these court actions. Additional recovery of remaining unpaid accounts receivable is unlikely due to Qualiman’s filing of judicial reorganization under Brazilian laws and its consequences on our recovery action.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

Our common stock is trading on The New York Stock Exchange, or NYSE, under the symbol “ASPN.” As of March 5, 2020, there were approximately 92 stockholders of record of our common stock.

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

Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities. Not applicable.

(b) Use of Proceeds from Initial Public Offering of Common Stock. Not applicable.

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers. We did not repurchase any of our equity securities during the year ended December 31, 2019.

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

We derived the consolidated statement of operations data for the years ended December 31, 2019, 2018 and 2017, and the consolidated balance sheet data as of December 31, 2019 and 2018, from our audited consolidated financial statements and the related notes thereto included elsewhere in this Annual Report, which financial statements have been audited by KPMG LLP, independent registered public accounting firm. We derived the consolidated statement of operations data for the fiscal years ended December 31, 2016 and 2015, and the consolidated balance sheet data as of December 31, 2017, 2016 and 2015, from our audited consolidated financial statements and the related notes thereto that are not included in this Annual Report, which financial statements have been audited by KPMG LLP, independent registered public accounting firm.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	($ in thousands, except share and per share data)
Consolidated statements of operations data:
Revenue:
Product	$136,934	$102,123	$109,590	$115,490	$120,532
Research services	2,441	2,238	2,041	2,248	1,986
Total revenue	139,375	104,361	111,631	117,738	122,518
Cost of revenue:
Product	111,759	90,660	92,052	93,123	96,865
Research services	1,332	1,032	908	1,304	1,005
Gross profit	26,284	12,669	18,671	23,311	24,648
Operating expenses:
Research and development	8,407	6,319	6,180	5,306	5,253
Sales and marketing	15,557	13,794	12,604	11,810	10,562
General and administrative	16,479	19,116	19,023	17,415	15,068
Impairment of construction in progress	—	7,356	—	—	—
Total operating expenses	40,443	46,585	37,807	34,531	30,883
Loss from operations	(14,159)	(33,916)	(19,136)	(11,220)	(6,235)
Other expense, net:
Interest expense, net	(406)	(524)	(185)	(147)	(182)
Postponed financing costs	—	—	—	(656)	—
Total other expense, net	(406)	(524)	(185)	(803)	(182)
Net loss	(14,565)	(34,440)	(19,321)	(12,023)	(6,417)
Per share data:
Net loss per share:
Basic and diluted	$(0.60)	$(1.45)	$(0.83)	$(0.52)	$(0.28)
Weighted-average common shares outstanding:
Basic and diluted	24,099,438	23,738,852	23,390,235	23,139,807	22,986,931

	As of December 31,
	2019	2018	2017	2016	2015
Consolidated balance sheet data:
Cash and cash equivalents	$3,633	$3,327	$10,694	$18,086	$32,804
Working capital (1)	15,335	14,185	26,093	32,056	44,238
Total assets	103,502	99,023	123,815	134,669	140,074
Total debt	3,123	4,181	3,750	39	107
Total stockholders’ equity	58,990	70,254	100,943	115,564	122,474

(1)	Working capital means current assets minus current liabilities.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Investors and others should note that we routinely use the Investors section of our website to announce material information to investors and the marketplace. While not all of the information that we post on the Investors section of our website is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in us to review the information that we share on the Investors section of our website, https://www.aerogel.com/.

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

Our insulation is used by oil producers and the owners and operators of refineries, petrochemical plants, liquefied natural gas facilities, power generating assets and other energy infrastructure. Our Pyrogel and Cryogel product lines have undergone rigorous technical validation by industry leading end-users and achieved significant market adoption. We also derive product revenue from the building materials and other end markets. Customers in these markets use our products for applications as diverse as wall systems, military and commercial aircraft, trains, buses, appliances, apparel, footwear and outdoor gear. As we continue to enhance our aerogel technology platform, we believe we will have opportunities to address additional high value applications in the global insulation market and in a diverse set of new markets, including the electric vehicle market.

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

We also perform research services under contracts with various agencies of the U.S. government, including the Department of Defense and the Department of Energy, and other institutions. Research performed under contract with government agencies and other institutions enables us to develop and leverage technologies into broader commercial applications. In late 2019, we decided to cease efforts to secure additional funded research contracts and to wind down our existing contract research activities during 2020. This decision reflected our desire to focus our research and development resources on initiatives to improve the profitability of our existing business and on efforts to develop new products and next generation technology with application in new, high value market segments.

We manufacture our products using our proprietary technology at our facility in East Providence, Rhode Island. We have operated the East Providence facility since 2008 and had increased our annual capacity through 2017 to 50 million square feet of aerogel blankets. During 2018, we initiated a series of projects designed to increase this capacity to 60 million square feet of aerogel blankets by the end of 2020. As of December 31, 2019, we had increased our annual capacity to 55 million square feet of aerogel blankets as a result of this initiative.

We had previously completed the design and engineering for a second manufacturing facility to be located in Statesboro, Georgia. During 2016, we elected to delay construction of the facility due to our assessment of future demand. In December 2018, we determined that we will not use the existing design and engineering to construct a second facility in any location. Accordingly, we determined that the design and engineering costs were not recoverable and recorded an impairment charge of $7.4 million on construction in progress assets during 2018.

We are engaged in a strategic partnership with BASF to develop and commercialize products for the building materials and other markets. The strategic partnership includes a supply agreement governing the exclusive sale of specified products to BASF and a joint development agreement targeting innovative products and technologies. BASF has no obligation to purchase any products under the supply agreement. Pursuant to the supply agreement, BASF may, in its sole discretion, make prepayments to us in the aggregate amount of up to $22.0 million during the term of the agreement. We may repay the prepayments to BASF at any time in whole or in part for any reason.

BASF made a prepayment to us of $5.0 million during 2018. As of January 1, 2019, 25.3% of any amounts that we invoice for Spaceloft A2 sold to BASF will be credited against the outstanding balance of the 2018 prepayment. If any amount of the 2018 prepayment remains uncredited at December 31, 2021, BASF may require that we repay the uncredited amount to BASF. In January 2019, BASF made an additional prepayment to us of $5.0 million. After January 1, 2020, 50% of any amounts that we invoice for a newly developed product sold to BASF will be credited against the outstanding balance of the 2019 prepayment. After December 31, 2022, BASF may require that we credit 24.7% of any amounts we invoice for Spaceloft A2 sold to BASF against the outstanding balance of the 2019 prepayment or may require that we repay the uncredited amount to BASF.

On February 18, 2020, we completed an underwritten public offering of 1,955,000 shares of our common stock at an offering price of $8.25 per share. We received net proceeds of $14.8 million after deducting underwriting discounts of $1.0 million and offering expenses of approximately $0.4 million.

On March 3, 2020, we amended our revolving credit facility with Silicon Valley Bank to extend the maturity date of the facility to April 28, 2021. Under our revolving credit facility, we are permitted to borrow a maximum of $20.0 million, subject to continued covenant compliance and borrowing base requirements. At our election, the interest rate applicable to borrowings under the revolving credit facility may be based on the prime rate or LIBOR. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 2.00% per annum, while LIBOR-based rates vary from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum. In addition, we are required to pay a monthly unused revolving line facility fee of 0.5% per annum of the average unused portion of the revolving credit facility. The credit facility has also been amended to establish certain minimum Adjusted EBITDA levels with respect to the minimum Adjusted EBITDA financial covenant for the extended term. We intend to extend or replace the facility prior to its maturity.

Our revenue for the year ended December 31, 2019 was $139.4 million, which represented an increase of $35.0 million, or 34%, from the year ended December 31, 2018. Net loss for the year ended December 31, 2019 was $14.6 million and net loss per share was $0.60. Net loss for the year ended December 31, 2018 was $34.4 million and net loss per share was $1.45.

Key Metrics and Non-GAAP Financial Measures

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Square Foot Operating Metric

We price our product and measure our product shipments in square feet. We estimate our annual capacity was 55 million square feet of aerogel blankets at December 31, 2019. We believe the square foot operating metric allows us and our investors to measure our manufacturing capacity and product shipments on a uniform and consistent basis. The following chart sets forth product shipments in square feet associated with recognized revenue, including revenue recognized over time utilizing the input/cost-to-cost method, for the periods presented:

	Year Ended December 31,
	2019	2018	2017
	(Square feet in thousands)
Product shipments in square feet	40,720	34,435	37,519

Adjusted EBITDA

We use Adjusted EBITDA, a non-GAAP financial measure, as a means to assess our operating performance. We define Adjusted EBITDA as net income (loss) before interest expense, taxes, depreciation, amortization, stock-based compensation expense and other items, from time to time, which we do not believe are indicative of our core operating performance, which in 2018 included an impairment of construction in progress. Adjusted EBITDA is a supplemental measure of our performance that is not presented in accordance with U.S. GAAP. Adjusted EBITDA should not be considered as an alternative to net income (loss) or any other measure of financial performance calculated and presented in accordance with U.S. GAAP. In addition, our definition and presentation of Adjusted EBITDA may not be comparable to similarly titled measures presented by other companies.

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

The following table presents a reconciliation of net loss, the most directly comparable GAAP measure, to Adjusted EBITDA for the years presented:

	Year Ended December 31,
	2019	2018	2017
	($ in thousands)
Net loss	$(14,565)	$(34,440)	$(19,321)
Depreciation and amortization	10,213	10,787	10,753
Impairment of construction in progress	—	7,356	—
Stock-based compensation (1)	3,771	4,302	5,091
Interest expense, net	406	524	185
Adjusted EBITDA	$(175)	$(11,471)	$(3,292)

(1)	Represents non-cash stock-based compensation related to vesting and modifications of stock option grants, vesting of restricted stock units and vesting and modification of restricted common stock.

The following table presents a reconciliation of net loss, the most directly comparable GAAP measure, to Adjusted EBITDA for the quarters presented:

	Three months ended				Three months ended
	2019				2018
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
	($ in thousands)
Net loss	$(6,002)	$(5,318)	$(2,289)	$(956)	$(6,842)	$(6,958)	$(6,532)	$(14,108)
Depreciation and amortization	2,532	2,565	2,554	2,562	3,171	2,515	2,573	2,528
Impairment of construction in progress	—	—	—	—	—	—	—	7,356
Stock-based compensation (1)	878	996	1,011	886	1,136	1,150	1,128	888
Interest expense, net	41	103	136	126	92	103	163	166
Adjusted EBITDA	$(2,551)	$(1,654)	$1,412	$2,618	$(2,443)	$(3,190)	$(2,668)	$(3,170)

(1)	Represents non-cash stock-based compensation related to vesting and modifications of stock option grants, vesting of restricted stock units and vesting and modification of restricted common stock.

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

During 2019, we experienced volume growth in our core petrochemical and refinery markets in North America, and an increase in project-based demand, particularly in the subsea and LNG markets. We also implemented a price increase for 2019 designed to support revenue growth and to offset an increase in raw material costs. As a result of these factors, we achieved total revenue growth of 34%, a decrease in net loss, and an improvement in Adjusted EBITDA during 2019 versus 2018.

During 2020, we expect our revenue growth rate to moderate principally due to an anticipated decrease in project-based demand in the subsea market and our expectation of little to no growth in project-based demand in the LNG market. In addition, we have decided to wind down our contract research activities in 2020 to focus our research and development resources on initiatives to improve the profitability of our existing business and to leverage our aerogel technology into new markets, including the electric vehicle market. Despite the lower projected growth rate, we expect that our ongoing initiatives to reduce raw material costs will help to increase our gross profit and to expand our gross margin. As a result, we are a projecting strong year-over-year improvements in both net loss and Adjusted EBITDA in 2020.

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

The following table sets forth the total revenue for the periods presented:

	Year Ended December 31,
	2019	2018	2017
	($ in thousands)
Revenue:
Product	$136,934	$102,123	$109,590
Research services	2,441	2,238	2,041
Total revenue	$139,375	$104,361	$111,631

Product revenue accounted for 98% of total revenue for each of the years ended December 31, 2019, 2018 and 2017. We experienced a 34% increase in total revenue during 2019 principally due to growth in the North American petrochemical and refinery market, an increase in project based demand in the LNG and subsea markets, and the impact of price increases enacted in early 2019, offset, in part, by decreases in shipments to the building materials and Asian petrochemical markets.

During 2020, we expect our revenue growth to moderate principally due to an anticipated decrease in project-based demand in the subsea market. We also expect to see little to no growth in project-based demand in the LNG market. In addition, we have decided to wind down our research services activities in 2020 in order to focus our research and development resources on initiatives to improve the profitability of our existing business and to leverage our aerogel technology into new markets, including the electric vehicle market. As a result, we expect that research services revenue will decrease as a percentage of total revenue during 2020.

A substantial majority of our revenue is generated from a limited number of direct customers, including distributors, contractors, OEMs, partners and end-use customers. Our 10 largest customers accounted for approximately 68% of our total revenue during the year ended December 31, 2019, and we expect that most of our revenue will continue to come from a relatively small number of customers for the foreseeable future. In 2019, sales to Distribution International, Inc. and SPCC Joint Venture represented 20% and 13% our total revenue, respectively. In 2018, sales to Distribution International, Inc. represented 20% of our total revenue. In 2017, sales to Distribution International Inc. and TechnipFMC represented 15% and 12% of our total revenue, respectively. For each of the noted periods, there were no other customers that represented 10% or more of our total revenues.

We conduct business across the globe and a substantial portion of our revenue is generated outside of the United States. Total revenue from outside of the United States, based on shipment destination, amounted to $81.0 million, or 58% of our total revenue, $62.6 million, or 60% of our total revenue, and $60.2 million, or 54% of our total revenue, in the years ended December 31, 2019, 2018 and 2017, respectively.

Cost of Revenue

Cost of product revenue consists primarily of materials and manufacturing expense. Cost of product revenue is recorded when the related product revenue is recognized.

Material is our most significant component of cost of product revenue and includes fibrous batting, silica materials and additives. Material costs as a percentage of product revenue were 48%, 47% and 45% for the years ended December 31, 2019, 2018 and 2017, respectively. Material costs as a percentage of product revenue vary from product to product due to differences in average selling prices, material requirements, product thicknesses and manufacturing yields. In addition, we provide warranties for our products and record the estimated cost within cost of revenue in the period that the related revenue is recorded or when we become aware that a potential warranty claim is probable and can be reasonably estimated. As a result of these factors, material costs as a percentage of product revenue will vary from period to period due to changes in the mix of aerogel products sold, the costs of our raw materials or the estimated cost of warranties.

During the year ended December 31, 2018, we experienced a significant increase in the costs of certain silica precursor materials, which constitute over 50% of our raw material costs. In response, we are seeking to achieve higher selling prices, lower cost formulations, material sourcing improvements, and manufacturing yield enhancements to reduce the cost of raw materials for our aerogel products. We expect that material costs will decrease both in absolute dollars and as a percentage of product revenue during 2020 as we focus our research and development resources on improving the profitability of our existing business principally through implementation of lower cost product formulations.

Manufacturing expense is also a significant component of cost of product revenue. Manufacturing expense includes labor, utilities, maintenance expense, and depreciation on manufacturing assets. Manufacturing expense also includes stock-based compensation of manufacturing employees and shipping costs. Manufacturing expense as a percentage of product revenue was 33%, 42% and 39% for the years ended December 31, 2019, 2018 and 2017, respectively. While product revenue increased by 34% during 2019, manufacturing expense increased by only 7% due principally to the high proportion of fixed manufacturing expense in our East Providence, Rhode Island manufacturing facility. We expect that manufacturing expense will grow both in absolute dollars and as a percentage of product revenue during 2020 principally due to increases in compensation and related costs, product qualification expenses, and waste disposal expenses, offset, in part, by decreases in process gas and utilities expenses.

In total, we expect that cost of product revenue will decrease both in absolute dollars and as a percentage of product revenue during 2020 versus 2019. In the longer term, we expect cost of product revenue will increase in absolute dollars but continue to decline as a percentage of product revenue.

Cost of research services revenue consists of direct labor costs of research personnel engaged in the contract research, third-party consulting and subcontractor expense, and associated direct material costs. This cost of revenue also includes overhead expenses associated with project resources, development tools and supplies. Cost of research services revenue is recorded when the related research services revenue is recognized. We expect cost of research services will decline as we wind down our existing contract research activities during 2020.

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

During 2019, we experienced growth in revenue as a result of volume growth in our core petrochemical and refinery markets in the United States, and an increase in project-based demand, particularly in the subsea and LNG markets. We also implemented a price increase for 2019 designed to offset recent increases in raw material costs and to improve gross profit margins. In addition, manufacturing expenses grew during 2019 at a rate significantly lower than growth in product revenue due to the high proportion of fixed manufacturing expense in our manufacturing operations. As a result, gross profit improved both in absolute dollars and as a percentage of revenue during the year.

During 2020, we expect our revenue growth rate to moderate principally due to an anticipated decrease in project-based demand in the subsea market and our expectation of little to no growth in project-based demand in the LNG market. In addition, we have decided to wind down our contract research activities in 2020 in order to focus our research and development resources on initiatives to improve the profitability of our existing business and to leverage our aerogel technology into new markets. Despite the lower projected growth rate, we expect that our ongoing initiatives to reduce raw material costs will help to increase our gross profit and to expand our gross margin. Accordingly, we expect gross profit to improve both in absolute dollars and as a percentage of revenue during 2020.

In the longer term, we expect gross profit to continue to improve in absolute dollars and as a percentage of revenue due to expected increases in total revenue, production volumes and manufacturing productivity. In addition, we expect the gross profit improvement derived from the increases in revenue, volume and productivity will be supported by the continued implementation of lower cost product formulations and realization of material purchasing efficiencies.

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

During 2020, we project operating expenses to increase in both absolute dollars and as a percentage of revenue. In the longer term, we expect that operating expenses will increase in absolute dollars, but decrease as a percentage of revenue.

Research and Development Expenses

Research and development expenses consist primarily of expenses for personnel engaged in the development of next generation aerogel compositions, form factors and manufacturing technologies. These expenses also include testing services, prototype expenses, consulting services, trial formulations for new products, equipment depreciation, facilities costs and related overhead. We expense research and development costs as incurred. We expect to continue to devote substantial resources to the development of new aerogel technologies. We believe that these investments are necessary to maintain and improve our competitive position. We expect to continue to invest in research and engineering personnel and the infrastructure required in support of their efforts. While we expect that our research and development expenses will increase in absolute dollars but decrease as a percentage of revenue in the longer term, in 2020 we expect such expenses will increase in both absolute dollars and as a percentage of revenue.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs, incentive compensation, marketing programs, travel and related costs, consulting expenses and facilities related costs. We have expanded our sales force and sales consultants globally to drive anticipated growth in customers and demand for our products. While we expect that our sales and marketing expenses will increase in absolute dollars but decrease as a percentage of revenue in the longer term, in 2020 we expect such expenses will increase in both absolute dollars and as a percentage of revenue.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, legal expenses, consulting and professional services, audit and tax consulting costs, and expenses for our executive, finance, legal, human resources and information technology organizations. General and administrative expenses have increased as we have incurred additional costs related to operating as a publicly-traded company, which include costs of compliance with securities, corporate governance and related laws and regulations, investor relations expenses, increased insurance premiums, including director and officer insurance, and increased audit and legal fees. In addition, we expect our general and administrative expenses to increase as we add general and administrative personnel to support the anticipated growth of our business. We also expect that the patent enforcement actions, described in more detail under “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K, if protracted, could result in significant legal expense over the medium to long-term. While we expect that our general and administrative expenses will increase in absolute dollars but decrease as a percentage of revenue in the longer term, in 2020 we expect such expenses will increase in both absolute dollars and as a percentage of revenue.

Interest Expense, Net

For the years ended December 31, 2019, 2018, and 2017, interest expense, net consisted primarily of fees and interest expense related to our revolving credit facility.

Provision for Income Taxes

We have incurred net losses since inception and have not recorded benefit provisions for U.S. federal income taxes or state income taxes since the tax benefits of our net losses have been offset by valuation allowances due to the uncertainty associated with the utilization of net operating loss carryforwards.

At December 31, 2019, the Company had $233.8 million of net operating losses available to offset future federal income, if any, of which $194.6 million expire on various dates through December 31, 2037. Net operating losses of $39.2 million generated during the years ended December 31, 2019 and 2018 have an unlimited carryforward.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (TCJA) tax reform legislation. This legislation makes significant change in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from 34% to 21% for the years ending December 31, 2019 and 2018. As a result of the enacted law, we were required to revalue deferred tax assets and liabilities at the 21% rate as of December 31, 2017. This resulted in a decrease in our net deferred tax asset and corresponding valuation allowance of $26.7 million. As we maintain a full valuation allowance against our net deferred tax asset position in the United States, this revaluation did not result in an income tax expense or benefit in the prior year. The provisions of the TCJA related to the one-time mandatory transition tax on deemed repatriation did not have an impact on our results of operations during the year ended December 31, 2017. The other provisions of the TCJA did not have a material impact on our 2019, 2018, and 2017 consolidated financial statements.

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Year Ended December 31,
	2019	2018	2017
	($ in thousands)
Revenue:
Product	$136,934	$102,123	$109,590
Research services	2,441	2,238	2,041
Total revenue	139,375	104,361	111,631
Cost of revenue:
Product	111,759	90,660	92,052
Research services	1,332	1,032	908
Gross profit	26,284	12,669	18,671
Operating expenses:
Research and development	8,407	6,319	6,180
Sales and marketing	15,557	13,794	12,604
General and administrative	16,479	19,116	19,023
Impairment of construction in progress	—	7,356	—
Total operating expenses	40,443	46,585	37,807
Loss from operations	(14,159)	(33,916)	(19,136)
Interest expense, net	(406)	(524)	(185)
Total interest expense, net	(406)	(524)	(185)
Net loss	$(14,565)	$(34,440)	$(19,321)

Year ended December 31, 2019 compared to year ended December 31, 2018

The following tables set forth our results of operations for the periods presented:

	Year Ended December 31,				Year Ended December 31,
	2019	2018	$ Change	% Change	2019	2018
	($ in thousands)				(Percentage of total revenue)
Revenue:
Product	$136,934	$102,123	$34,811	34%	98%	98%
Research services	2,441	2,238	203	9%	2%	2%
Total revenue	139,375	104,361	35,014	34%	100%	100%
Cost of revenue:
Product	111,759	90,660	21,099	23%	80%	87%
Research services	1,332	1,032	300	29%	1%	1%
Gross profit	26,284	12,669	13,615	107%	19%	12%
Operating expenses:
Research and development	8,407	6,319	2,088	33%	6%	6%
Sales and marketing	15,557	13,794	1,763	13%	11%	13%
General and administrative	16,479	19,116	(2,637)	(14)%	12%	18%
Impairment of construction in progress	—	7,356	(7,356)	100%	—%	7%
Total operating expenses	40,443	46,585	(6,142)	(13)%	29%	45%
Loss from operations	(14,159)	(33,916)	19,757	(58)%	(10)%	(32)%
Interest expense, net	(406)	(524)	118	(23)%	(0)%	(1)%
Total interest expense, net	(406)	(524)	118	(23)%	(0)%	(1)%
Net loss	$(14,565)	$(34,440)	$19,875	(58)%	(10)%	(33)%

Revenue

	Year Ended December 31,				Change
	2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
Revenue:
Product	$136,934	98%	$102,123	98%	$34,811	34%
Research services	2,441	2%	2,238	2%	203	9%
Total revenue	$139,375	100%	$104,361	100%	$35,014	34%

The following chart sets forth product shipments in square feet associated with recognized revenue, including revenue recognized over time utilizing the input/cost-to-cost method, for the periods presented:

	Year Ended December 31,		Change
	2019	2018	Amount	Percentage
Product shipments in square feet (in thousands)	40,720	34,435	6,285	18%

Total revenue increased $35.0 million, or 34%, to $139.4 million in 2019 from $104.4 million in 2018 primarily as a result of an increase in product revenue.

Product revenue increased by $34.8 million, or 34%, to $136.9 million in 2019 from $102.1 million in 2018. This increase was principally the result of growth in the North American petrochemical and refinery markets, an increase in project-based demand in the LNG and subsea markets, and the impact of price increases enacted in early 2019, offset, in part, by decreases in shipments to the building materials and Asian petrochemical markets.

Product revenue for the year ended December 31, 2019 included $27.3 million in sales to Distribution International, Inc. and $18.0 million in sales to SPCC Joint Venture. Product revenue for the year ended December 31, 2018 included $21.4 million in sales to Distribution International, Inc.

The average selling price per square foot of our products increased by $0.40, or 14%, to $3.36 per square foot for the year ended December 31, 2019 from $2.96 per square foot for the year ended December 31, 2018. The increase in average selling price principally reflected the impact of price increases enacted in early 2019. This increase in average selling price had the effect of increasing product revenue by approximately $16.2 million for the year ended December 31, 2019.

In volume terms, product shipments increased by 6.3 million square feet, or 18%, to 40.7 million square feet of aerogel products for the year ended December 31, 2019, as compared to 34.4 million square feet in the year ended December 31, 2018. The increase in product volume had the effect of increasing product revenue by approximately $18.6 million for the year ended December 31, 2019.

Research services revenue increased by $0.2 million, or 9%, to $2.4 million in 2019 from $2.2 million in 2018. The increase was primarily due to the timing and amount of funding available under research contracts during the year ended December 31, 2019 from the comparable period in 2018.

Product revenue as a percentage of total revenue was 98% of total revenue in both 2019 and 2018. Research services revenue was 2% of total revenue in both 2019 and 2018. We expect that product revenue will comprise virtually all of our total revenue in the long-term.

During 2020, we anticipate our revenue growth to moderate principally due to an anticipated decrease in project-based demand in the subsea market. We also expect to see little to no growth in project-based demand in the LNG market. In addition, we have decided to wind down our research services activities in 2020 in order to focus our research and development resources on improving the profitability of our existing business and to leverage our aerogel technology into new markets, including the electric vehicle market.

Cost of Revenue

	Year Ended December 31,						Change
	2019			2018
	Amount	Percentage of Related Revenue	Percentage of Total Revenue	Amount	Percentage of Related Revenue	Percentage of Total Revenue	Amount	Percentage
	($ in thousands)
Cost of revenue:
Product	$111,759	82%	80%	$90,660	89%	87%	$21,099	23%
Research services	1,332	55%	1%	1,032	46%	1%	300	29%
Total cost of revenue	$113,091	81%	81%	$91,692	88%	88%	$21,399	23%

Total cost of revenue increased $21.4 million, or 23%, to $113.1 million in 2019 from $91.7 million in 2018. The increase in total cost of revenue was primarily the result of an increase in product cost of revenue.

Product cost of revenue increased $21.1 million, or 23%, to $111.8 million in 2019 from $90.7 million in 2018. The $21.1 million increase was the result of an $18.3 million increase in material costs and a $2.8 million increase in manufacturing expense. The increase in material costs was driven principally by the 6.3 million square feet, or 18%, increase in product shipments and an unfavorable mix of products sold. The increase in manufacturing expense was the result of increases in compensation and related costs of $1.7 million, waste disposal expense of $0.7 million and other manufacturing expenses of $0.4 million.

Product cost of revenue as a percentage of product revenue decreased to 82% in 2019 from 89% in 2018. This decrease was the result of the high proportion of fixed manufacturing expenses that remained essentially unchanged despite the 34% increase in product revenue in 2019, offset, in part, by the increase in material costs during the year.

We expect that product cost of revenue will decrease both in absolute dollars and as a percentage of product revenue during 2020 versus 2019 principally through implementation of lower cost product formulations and material purchasing efficiencies.

Research services cost of revenue increased by $0.3 million, or 29%, to $1.3 million in 2019 from $1.0 million in 2018. Cost of research service revenue as a percentage of research services revenue increased to 55% in 2019 from 46% in 2018 due to an increase in the proportion of third-party contract services utilized to support the contracted research.

Gross Profit

	Year Ended December 31,				Change
	2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
Gross profit	$26,284	19%	$12,669	12%	$13,615	107%

Gross profit increased $13.6 million, or 107%, to $26.3 million in 2019 from $12.7 million in 2018. The increase in gross profit was the result of the $35.0 million increase in total revenue, offset, in part, by the $21.4 million increase in total cost of revenue. The increase in revenue was principally associated with growth in the North American petrochemical and refinery markets, an increase in project based demand in the LNG and subsea markets, and the impact of price increases enacted in early 2019, offset, in part, by a decrease in shipments to the building materials and Asian petrochemical markets. The increase in total cost of revenue was driven principally by the 6.3 million square feet, or 18%, increase in product shipments and the unfavorable mix of products sold.
Gross profit as a percentage of total revenue increased to 19% of total revenue in 2019 from 12% in 2018. This increase was principally the result of the high proportion of fixed manufacturing expenses that remained essentially unchanged despite the 34% increase in product revenue in 2019.

During 2020, we are projecting our revenue growth rate to moderate due to an anticipated decrease in project-based demand in the subsea market. We also expect to see little to no growth in project-based demand in the LNG market. In addition, we have decided to wind down our research services activities in 2020 in order to focus our research and development resources on improving the profitability of our existing business. Despite the lower projected growth rate, we expect that our ongoing initiatives to reduce raw material costs will help to increase our gross profit and to expand our gross margin. Accordingly, we expect gross profit to improve both in absolute dollars and as a percentage of revenue during 2020.

Research and Development Expenses

	Year Ended December 31,				Change
	2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
Research and development expenses	$8,407	6%	$6,319	6%	$2,088	33%

Research and development expenses increased by $2.1 million, or 33%, to $8.4 million in 2019 from $6.3 million in 2018. The $2.1 million increase was the result of increases in compensation and related costs of $1.7 million and other research and development costs of $0.4 million.

Research and development expenses as a percentage of total revenue remained unchanged at 6% during the year ended December 31, 2019 from the comparable period in 2018.

We expect that our research and development expenses to increase in both absolute dollars and as a percentage of revenue during 2020 in support of the development of innovative products, advanced process technologies, and new markets.

In the long-term, we expect to continue to increase investment in research and development in our efforts to enhance and expand our aerogel technology platform. However, we expect that research and development expenses will decline as a percentage of total revenue in the long-term due to projected growth in product revenue.

Sales and Marketing Expenses

	Year Ended December 31,				Change
	2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
Sales and marketing expenses	$15,557	11%	$13,794	13%	$1,763	13%

Sales and marketing expenses increased by $1.8 million, or 13%, to $15.6 million in 2019 from $13.8 million in 2018. The increase was the result of an increase in compensation and related costs of $1.6 million and professional fees of $0.6 million, offset, in part, by a decrease in marketing expenses of $0.4 million.

Sales and marketing expenses as a percentage of total revenue decreased to 11% in 2019 from 13% in 2018 due to the 34% increase in revenue, offset, in part, by the 13% increase in sales and marketing expenses in 2019.

We expect sales and marketing expenses to increase in both absolute dollars and as a percentage of revenue during 2020 due principally to a planned increase in marketing expense during the year.

In the long-term, we expect that sales and marketing expenses will increase in absolute dollars as we continue to increase sales personnel and marketing efforts in support of expected growth in demand for our products. However, we expect that sales and marketing expenses will decrease as a percentage of total revenue in the long-term due to projected growth in product revenue.

General and Administrative Expenses

	Year Ended December 31,				Change
	2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
General and administrative expenses	$16,479	12%	$19,116	18%	$(2,637)	(14)%

General and administrative expenses decreased by $2.6 million, or 14%, to $16.5 million in 2019 from $19.1 million in 2018. The $2.6 million decrease was the result of decreases in provision for uncollectible accounts of $3.1 million, professional fees of $0.4 million, and other general administrative expenses of $0.1 million, offset, in part, by increases in compensation and related costs of $0.9 million and patent enforcement costs of $0.1 million.

General and administrative expenses as a percentage of total revenue decreased to 12% in 2019 from 18% in 2018 due to both the 14% decrease in general and administrative expenses and the 34% increase in revenue in 2019.

We expect general and administrative expenses to increase in both absolute dollars and as a percentage of revenue during 2020.

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

Impairment of Construction In Progress

We had previously completed the design and engineering for a second manufacturing facility to be located in Statesboro, Georgia. During 2016, we elected to delay construction of the facility due to our assessment of future demand. In December 2018, we determined that we will not use the existing design and engineering to construct a second facility in any location. Accordingly, we determined that the design and engineering costs were not recoverable and recorded an impairment charge of $7.4 million on construction in progress assets in 2018. We did not record any impairments of construction in progress in 2019.

Interest Expense, Net

	Year Ended December 31,				Change
	2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
Interest expense, net	$(406)	(0)%	$(524)	(1)%	$118	(23)%

Interest expense, net, consisting primarily of fees and interest expense associated with outstanding balances under our revolving credit agreement, was $0.4 million and $0.5 million in 2019 and 2018, respectively.

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

Product cost of revenue decreased $1.4 million, or 2%, to $90.7 million in 2018 from $92.1 million in 2017. The $1.4 million decrease was the result of a $0.8 million decrease in material costs and a $0.6 million decrease in manufacturing expense. The decrease in material costs was driven by a decrease of $0.9 million in warranty expense and the 3.1 million square feet, or 8%, decrease in product shipments period over period, offset, in part, by an increase in the cost of raw materials, particularly in the cost of silica materials, and an increase in the cost of freight of $0.5 million. The decrease in manufacturing expense was the result of decreases in maintenance expense of $1.0 million and utilities expense of $0.9 million, offset, in part, by increases in compensation and related costs of $0.8 million and other costs of $0.5 million.

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

Gross profit decreased $6.0 million, or 32%, to $12.7 million in 2018 from $18.7 million in 2017. This $6.0 million decrease was the result of the $7.2 million or 7% decrease in total revenue offset, in part, by the $1.3 million or 1% decrease in total cost of revenue. The decrease in revenue was principally the result of a decline in project revenue in the subsea market and due to the conclusion of the multiyear petrochemical project with Reliance Industries Limited. The $1.3 million decrease in total cost of revenue was the result of a $0.8 million decrease in material costs and a $0.6 million decrease in manufacturing expense, offset, in part by a $0.1 million increase in the cost of research services revenue.

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

Impairment of Construction In Progress

We had previously completed the design and engineering for a second manufacturing facility to be located in Statesboro, Georgia supported by a package of incentives, including free land, from state and local governmental authorities. During 2016, we elected to delay construction of the facility due to our assessment of future demand. In December 2018, the local governmental authorities notified us that they will exercise their right to terminate the incentive package in February 2019 and to make the identified site available to other parties. In addition, we determined that due to our cumulative manufacturing process advancements since 2016 and expected additional improvements in the near future, we would not use the existing design and engineering to construct a second facility in any location. Accordingly, we determined that the design and engineering costs were not recoverable and recorded an impairment charge of $7.4 million on construction in progress assets during 2018. We did not record any impairments of construction in progress in 2017.

Interest Expense, net

	Year Ended December 31,				Change
	2018		2017
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
Interest expense, net	$(524)	(1)%	$(185)	(0)%	$(339)	183%

Interest expense, net, consisting primarily of fees and interest expense associated with outstanding balances under our revolving credit agreement, was $0.5 million and $0.2 million in 2018 and 2017, respectively.

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

Through 2015, we experienced revenue growth and gained share in our target markets. Despite a decline in revenue in 2016, 2017 and 2018, our financial projections anticipated long-term revenue growth, increasing levels of gross profit and improved cash flow from operations. To support this growth, we initiated a plan in 2018 to increase the capacity of our East Providence, Rhode Island manufacturing facility to approximately 60 million square feet of aerogel blankets by the end of 2020. We may incur up to $1.0 million in capital expenditures to complete the plan during 2020. In line with our financial projections, we experienced strong growth in revenue, gross profit and cash flow from operations during 2019.

We have taken several actions during 2019 and to date in 2020 to increase the financial resources available to support current operating requirements. On January 30, 2019, we received a second $5.0 million prepayment pursuant to the supply agreement with BASF. On February 18, 2020, we completed an underwritten public offering of our common stock and received net proceeds of $14.8 million. On March 3, 2020, we extended the maturity of our revolving credit facility with SVB to April 28, 2021.

We believe that our existing cash balance, available credit and anticipated cash flows from operations will be sufficient to complete the planned capacity expansion of our East Providence manufacturing facility and to fund our planned strategic business initiatives.

However, in the future, we may need to supplement our cash balance, available credit and anticipated cash flows from operations with debt financings, customer prepayments, technology licensing agreements or equity financings to provide the capital necessary to complete future capacity expansions or to fund evolving strategic business initiatives.

Primary Sources of Liquidity

Our principal sources of liquidity are currently our cash and cash equivalents and our revolving credit facility with Silicon Valley Bank. Cash and cash equivalents consist primarily of cash and money market accounts on deposit with banks. As of December 31, 2019, we had $3.6 million of cash and cash equivalents.

On February 18, 2020, we completed an underwritten public offering of 1,955,000 shares of our common stock at an offering price of $8.25 per share. We received net proceeds of $14.8 million after deducting underwriting discounts of $1.0 million and offering expenses of approximately $0.4 million.

At December 31, 2019, we had debt obligations of $3.1 million related to borrowings under our revolving credit facility with Silicon Valley Bank, $0.9 million of outstanding letters of credit secured by our revolving credit facility and an obligation of $10.0 million associated with prepayments received pursuant to the BASF Supply Agreement.

We have maintained the revolving credit facility, as amended from time to time, with Silicon Valley Bank since March 2011. On March 3, 2020, our revolving credit facility was amended to extend the maturity date of the facility to April 28, 2021. The amendment to the credit facility also established certain minimum EBITDA levels with respect to the minimum Adjusted EBITDA financial covenant for the extended term.

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

Under the revolving credit facility, we are required to comply with both non-financial and financial covenants, including the minimum EBITDA covenant, as defined in the loan agreement. At December 31, 2019, we were in compliance with all such covenants.

See “Risk Factors -- Risks Related to Our Business and Strategy -- We will require significant additional capital to pursue our growth strategy, but we may not be able to obtain additional financing on acceptable terms or at all” in this Annual Report on Form 10-K for the year ended December 31, 2019.

The amount available to us under the revolving credit facility at December 31, 2019 was $12.4 million after giving effect to the $3.1 million in outstanding borrowings and $0.9 million of outstanding letters of credit.

Analysis of Cash Flow

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
	($ in thousands)
Net cash provided by (used in):
Operating activities	$(1,054)	$(8,654)	$(4,606)
Investing activities	(2,112)	(3,593)	(6,118)
Financing activities	3,472	4,880	3,332
Net increase (decrease) in cash	306	(7,367)	(7,392)
Cash, beginning of period	3,327	10,694	18,086
Cash and cash equivalents, end of period	$3,633	$3,327	$10,694

Operating Activities

During 2019, we used $1.1 million in net cash in operating activities, as compared to the use of $8.7 million in net cash during 2018, a decrease in the use of cash of $7.6 million. This decrease in use of cash was the result of the decrease in net loss adjusted for non-cash items of $9.6 million, offset, in part, by a decrease in cash provided by changes in working capital of $2.0 million.

During 2018, we used $8.7 million net cash in operating activities, as compared to the use of $4.6 million in net cash during 2017, an increase in the use of cash of $4.1 million. This increase in use of cash was the result of the increase in net loss adjusted for non-cash items of $6.1 million, offset, in part, by an increase in cash provided by changes in working capital of $2.0 million.

Investing Activities

Net cash used in investing activities is primarily related to capital expenditures to support our growth. Net cash used in investing activities for 2019 and 2018 totaled $2.1 million and $3.6 million, respectively, in capital expenditures primarily for machinery and equipment to improve the throughput, efficiency and capacity of our East Providence facility.

Financing Activities

Net cash provided by financing activities in 2019 totaled $3.5 million and consisted of $125.8 million in borrowings under our revolving credit facility and $5.0 million in prepayment proceeds under the BASF supply agreement, offset, in part, by $126.8 million of repayments under our revolving credit facility and $0.5 million for payments for employee tax withholdings associated with the vesting of restricted stock units.

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

Capital Spending and Future Capital Requirements

We have made capital expenditures primarily to develop and expand our manufacturing capacity. Our capital expenditures totaled $2.1 million in 2019, $3.6 million in 2018 and $6.1 million in 2017. As of December 31, 2019, we had capital commitments of approximately $0.5 million, which included commitments for which we have entered into contracts as well as commitments authorized by our Board of Directors and relate to the enhancement of our existing production lines in our East Providence facility. These commitments consist primarily of costs for equipment and construction. We intend to fund capital expenditures related the expansion of capacity of our existing manufacturing facility with our existing cash balance, available credit and anticipated cash flows from operations.

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

Beginning January 1, 2019, we will credit 25.3% of any amounts that we invoice for Spaceloft A2 sold to BASF against the outstanding balance of the 2018 prepayment. If any of the 2018 prepayment remains uncredited as of December 31, 2021, BASF may request that we repay the uncredited amount to BASF. After January 1, 2020, we will credit 50% of any amounts that we invoice for a newly developed product sold to BASF against the outstanding balance of the 2019 prepayment. After December 31, 2022, BASF may elect to have us credit 24.7% of any amounts we invoice for Spaceloft A2 sold to BASF against the outstanding balance of the 2019 prepayment or may request that we repay the uncredited amount to BASF. The specific terms of additional tranches of prepayments, if any, are to be agreed by us and BASF at a future date.

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

Revolving Credit Facility

In March 2011, we entered into a revolving credit facility with Silicon Valley Bank. This facility has been amended at various dates through December 2019. On March 3, 2020, the Loan Agreement was further amended to extend the maturity date of the facility to April 28, 2021. Under the facility, we are permitted to borrow a maximum of $20.0 million, subject to continued covenant compliance and borrowing base requirements. At our election, the interest rate applicable to borrowings under the amended revolving credit facility may be based on the prime rate or LIBOR. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 2.00% per annum, while LIBOR-based rates vary from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum. In addition, we are required to pay a monthly unused revolving line facility fee of 0.5% per annum of the average unused portion of the revolving credit facility. The credit facility has also been amended to establish certain minimum Adjusted EBITDA levels with respect to the minimum Adjusted EBITDA financial covenant for the extended term.

At December 31, 2019, the amount available to us under the revolving credit facility was $12.4 million after giving effect to $3.1 million in borrowings and $0.9 million of letters of credit outstanding under the facility.

Recent Accounting Pronouncements

Standards Implemented Since December 31, 2018

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). FASB ASU 2016-02 modified the accounting for leases and requires that all leases be recorded on the consolidated balance sheets as assets and liabilities. This standard was effective for fiscal years beginning after December 15, 2018. We adopted this standard on January 1, 2019 using the modified retrospective transition approach with the effective date as the date of initial application. As a result, we did not update financial information or provide the disclosures otherwise required under the new standard for dates and periods before January 1, 2019. To measure our lease liabilities, we used our incremental borrowing rate as of the date of adoption or the rate implicit in the lease, if available. The discount rate was applied to the remaining lease term and remaining payments at the date of adoption. We also elected the package of practical expedients under the new standard, which permitted us to not reassess prior conclusions about lease identification, lease classification, and initial direct costs. The most significant effects of this new standard on the consolidated financial statements related to the recognition of new right-of-use (ROU) assets and lease liabilities on the consolidated balance sheets and the provision of significant new disclosures about leasing activities. Upon adoption on January 1, 2019, we recognized operating lease liabilities of approximately $6.0 million with corresponding ROU assets of approximately $4.6 million. Additionally, we derecognized deferred rent liabilities of $1.4 million. This standard has not materially impacted our consolidated net loss or net cash used in operations. We also elected the short-term lease recognition exemption for all leases that qualify. For leases that qualify for this exemption, we do not recognize ROU assets or lease liabilities. In addition, we elected the practical expedient to not separate non-lease components from the associated lease components for all of our equipment leases.

Standards to be Implemented

We believe that the impact of recently issued accounting standards that are not yet effective will not have a material impact on our consolidated financial statements.

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

Revenue Recognition

We recognize product revenue from the sale of our line of aerogel products and research services revenue from the provision of services under contracts with various agencies of the U.S. government and other institutions. Product and research services revenue is recognized upon the satisfaction of contractual performance obligations. In general, our customary shipping terms are FOB shipping point. Products are typically delivered without significant post-sale obligations to customers other than standard warranty obligations for product defects. We provide warranties for our products and record the estimated cost within cost of sales in the period that the revenue is recorded. Our standard warranty period extends one to two years from the date of shipment, depending on the type of product purchased. Our warranties provide that our products will be free from defects in material and workmanship, and will, under normal use, conform to the specifications for the product. During the year ended December 31, 2018, test results indicated that tested samples performed outside the published performance specifications for a specific attribute of a product. We have completed our assessment of the impact of the testing results on our customer base and, based on that completed assessment, have determined that it is remote that we have incurred a liability as of December 31, 2019.

We did not record any warranty expense during the years ended December 31, 2019 and 2018. During the year ended December 31, 2017, we recorded warranty expense of $0.9 million. This warranty charge was related to a product claim for a specific application issue. This claim was outside of our typical experience. As of December 31, 2019, we had satisfied all outstanding warranty claims.

Research services revenue is derived from the execution of contracts awarded by the U.S. government, other government agencies and other institutions. Our research service arrangements require us to perform research to investigate new forms and applications of aerogel technology. We record revenue earned on research services contracts using the percentage-of-completion method in two ways: (1) for firm-fixed-price contracts, we accrue that portion of the total contract price that is allocable, on the basis of our estimates of costs incurred to date to total contract cost; (2) for cost-plus-fixed-fee contracts, we record revenue that is equal to total payroll cost incurred times a stated factor plus reimbursable expenses, to a stated upper limit. The primary cost in these arrangements is the labor effort expended in completing the research. Typically, the only deliverable, other than labor hours expended, is reporting research results to the customer or delivery of research grade aerogel products. Because the input measure of labor hours expended is also reflective of the output measure, it is a reliable means to measure the extent of progress towards completion. Contract costs and rates used to allocate overhead to contracts are subject to audit by the respective contracting government agency. Revisions in cost estimates and fees during the course of the contract are reflected in the accounting period in which the facts that require the revisions become known.

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

	Year Ended December 31,
	2019	2018	2017
Weighted-average assumptions:
Expected term (in years)	5.81	5.93	5.86
Expected volatility	49.90%	47.68%	51.95%
Risk free rate	2.44%	2.76%	1.99%
Expected dividend yield	—%	—%	—%

•

The expected term represents the period that our stock-based awards are expected to be outstanding and is determined using the simplified method described in ASC Topic 718, Compensation — Stock Compensation, for all grants. We believe this is a better representation of the estimated life than our actual limited historical exercise behavior.

•

For the years ended December 31, 2019, 2018 and 2017, the expected volatility is based on the weighted-average volatility of up to 17 companies within various industries that we believe are similar to our own.

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

For the restricted stock award issued to our Chief Executive Officer during the year ended December 31, 2015 that contain a performance condition, we assess the probability that the performance condition will be satisfied. On August 2, 2017, we modified the performance target with respect to 78,125 shares of these awards. As of December 31, 2019, we have recorded $0.1 million in compensation expense to date in connection with the award.

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

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business. At December 31, 2019, we had unrestricted cash and cash equivalents of $3.6 million. These amounts were held for working capital and capital expansion purposes and were invested primarily in deposit accounts at a major financial institution in North America. Due to the short-term nature of these investments, we believe that our exposure to changes in the fair value of our cash as a result of changes in interest rates is not material.

As of December 31, 2019, we had $3.1 million drawn and outstanding on our revolving credit facility. At December 31, 2019, we also had $0.9 million of outstanding letters of credit supported by the revolving credit facility.

Under our revolving credit facility, we are permitted to borrow a maximum of $20.0 million, subject to continued covenant compliance and borrowing base requirements. At our election, the interest rate applicable to borrowings under the revolving credit facility may be based on the prime rate or LIBOR. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 2.00% per annum, while LIBOR-based rates vary from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum. In addition, we are required to pay a monthly unused revolving line facility fee of 0.5% per annum of the average unused portion of the revolving credit facility. The maturity date of our revolving credit facility is April 28, 2021.

At December 31, 2019, the amount available to us under the revolving credit facility was $12.4 million after giving effect to the $3.1 million in borrowings and $0.9 million of letters of credit outstanding under the facility.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Aspen Aerogels, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule II – Valuation and Qualifying Accounts (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019, in accordance with the adoption of Accounting Standards Codification (ASC) Topic 842, Leases.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Hartford, Connecticut
March 6, 2020

ASPEN AEROGELS, INC.

Consolidated Balance Sheets

	December 31,
	2019	2018
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$3,633	$3,327
Accounts receivable, net of allowances of $144 and $2,877	32,254	25,565
Inventories	8,768	7,318
Prepaid expenses and other current assets	1,114	1,041
Total current assets	45,769	37,251
Property, plant and equipment, net	53,617	61,699
Operating lease right-of-use assets	4,032	—
Other long-term assets	84	73
Total assets	$103,502	$99,023
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,596	$12,392
Accrued expenses	8,057	3,864
Revolving line of credit	3,123	4,181
Deferred revenue	5,620	2,629
Operating lease liabilities	1,038	—
Total current liabilities	30,434	23,066
Deferred rent	—	1,218
Prepayment liability	9,786	4,485
Operating lease liabilities long-term	4,292	—
Total liabilities	44,512	28,769
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized, no shares issued or outstanding at December 31, 2019 and 2018	—	—
Common stock, $0.00001 par value; 125,000,000 shares authorized, 24,302,504 and 23,973,517 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	545,140	541,839
Accumulated deficit	(486,150)	(471,585)
Total stockholders' equity	58,990	70,254
Total liabilities and stockholders' equity	$103,502	$99,023

See accompanying notes to consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except share and per share data)
Revenue:
Product	$136,934	$102,123	$109,590
Research services	2,441	2,238	2,041
Total revenue	139,375	104,361	111,631
Cost of revenue:
Product	111,759	90,660	92,052
Research services	1,332	1,032	908
Gross profit	26,284	12,669	18,671
Operating expenses:
Research and development	8,407	6,319	6,180
Sales and marketing	15,557	13,794	12,604
General and administrative	16,479	19,116	19,023
Impairment of construction in progress	—	7,356	—
Total operating expenses	40,443	46,585	37,807
Loss from operations	(14,159)	(33,916)	(19,136)
Interest expense, net	(406)	(524)	(185)
Total interest expense, net	(406)	(524)	(185)
Net loss	$(14,565)	$(34,440)	$(19,321)
Net loss per share:
Basic and diluted	$(0.60)	$(1.45)	$(0.83)
Weighted-average common shares outstanding:
Basic and diluted	24,099,438	23,738,852	23,390,235

See accompanying notes to consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

	Preferred Stock $0.00001 Par Value		Common Stock $0.00001 Par Value		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Value	Shares	Value
Balance at December 31, 2016	—	$—	23,369,838	$—	$533,088	$(417,524)	$115,564
Net loss	—	—	—	—	—	(19,321)	(19,321)
Adoption of new accounting standard	—	—	—	—	300	(300)	—
Stock compensation expense	—	—	—	—	5,091	—	5,091
Issuance of restricted stock	—	—	86,023	—	—	—	—
Retirement of restricted stock	—	—	(12,289)	—	—	—	—
Vesting of restricted stock units	—	—	199,617	—	(391)	—	(391)
Balance at December 31, 2017	—	$—	23,643,189	$—	$538,088	$(437,145)	$100,943
Net loss	—	—	—	—	—	(34,440)	(34,440)
Stock compensation expense	—	—	—	—	4,302	—	4,302
Issuance of restricted stock	—	—	58,062	—	—	—	—
Vesting of restricted stock units	—	—	272,266	—	(551)	—	(551)
Balance at December 31, 2018	—	$—	23,973,517	$—	$541,839	$(471,585)	$70,254
Net loss	—	—	—	—	—	(14,565)	(14,565)
Stock compensation expense	—	—	—	—	3,771	—	3,771
Issuance of restricted stock	—	—	50,328	—	—	—	—
Vesting of restricted stock units	—	—	278,659	—	(470)	—	(470)
Balance at December 31, 2019	—	$—	24,302,504	$—	$545,140	$(486,150)	$58,990

See accompanying notes to consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Cash flows from operating activities:
Net loss	$(14,565)	$(34,440)	$(19,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,213	10,787	10,753
Impairment of construction in progress	—	7,356	—
Provision for bad debt	—	2,922	455
Stock compensation expense	3,771	4,302	5,091
Reduction in the carrying amount of operating lease right-of-use assets	947	—	—
Lease incentives	—	(121)	(111)
Other	—	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	(6,689)	(1,723)	(9,159)
Inventories	(1,450)	1,597	3,953
Prepaid expenses and other assets	(84)	261	411
Accounts payable	141	1,557	1,269
Accrued expenses	4,344	(2,056)	1,821
Deferred revenue	3,392	810	261
Operating lease liabilities	(1,018)	—	—
Other liabilities	(56)	94	(28)
Net cash used in operating activities	(1,054)	(8,654)	(4,606)
Cash flows from investing activities:
Capital expenditures	(2,112)	(3,593)	(6,118)
Net cash used in investing activities	(2,112)	(3,593)	(6,118)
Cash flows from financing activities:
Proceeds from (repayments of) borrowings under line of credit, net	(1,058)	431	3,750
Prepayment proceeds under customer supply agreement	5,000	5,000	—
Repayment of obligations under capital lease	—	—	(27)
Payments made for employee restricted stock tax withholdings	(470)	(551)	(391)
Net cash provided by financing activities	3,472	4,880	3,332
Net increase (decrease) in cash	306	(7,367)	(7,392)
Cash and cash equivalents at beginning of period	3,327	10,694	18,086
Cash and cash equivalents at end of period	$3,633	$3,327	$10,694
Supplemental disclosures of cash flow information:
Interest paid	$440	$338	$220
Income taxes paid	$—	$—	$—
Supplemental disclosures of non-cash activities:
Initial recognition of operating lease liabilities related to right-of-use assets	$5,995	$—	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$353	$—	$—
Changes in accrued capital expenditures	$63	$182	$(3,681)
Capitalized interest	$—	$44	$—

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

Liquidity

During the year ended December 31, 2019, the Company incurred a net loss of $14.6 million and used $1.1 million of cash in operations. The Company had a cash and cash equivalents balance of $3.6 million and outstanding borrowings under its revolving line of credit of $3.1 million as of December 31, 2019 (see note 7). After giving effect to the outstanding borrowings and letters of credit, the additional amount available to the Company at December 31, 2019 under the revolving line of credit was $12.4 million. The existing revolving line of credit matures on April 28, 2021. On February 18, 2020, the Company received net proceeds of $14.8 million upon the completion of an underwritten public offering of the Company’s common stock.

The Company is making investments to increase capacity at its existing manufacturing facility in East Providence, Rhode Island and to develop new technologies and strategic business opportunities. The Company expects its existing cash balance, the amount anticipated to be available under the existing revolving line of credit and anticipated cash flows from operations will be sufficient to complete the planned capacity expansion and to fund its planned strategic business opportunities.

However, in the future, the Company may need to supplement its cash balance, available credit and anticipated cash flows from operations with debt financings, customer prepayments, technology licensing agreements or equity financings to provide the capital necessary to complete future capacity expansions or to fund evolving strategic business initiatives.

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

Concentration of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of accounts receivable. The Company’s customers are primarily insulation distributors, insulation contractors, insulation fabricators and select end-users located throughout the world. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral to secure accounts receivable. The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of accounts receivable. The Company reviews the allowance for doubtful accounts quarterly. During the year ended December 31, 2019, the Company did not record any charges for uncollectible accounts receivable. During the year ended December 31, 2018, the Company recorded a charge for uncollectible accounts receivable of $2.9 million related to four customers of which one customer accounted for $2.8 million of that charge. During the year ended December 31, 2019, the Company received collections of $0.3 million from the customer. The Company subsequently determined that collection of the remaining unpaid accounts receivable from this customer of $2.6 million is unlikely due to the customer’s filing of judicial reorganization under Brazilian laws. Therefore, the Company recorded a write-off of the accounts receivable and the corresponding allowance for doubtful accounts. Allowance for doubtful accounts was zero and $2.8 million at December 31, 2019 and 2018, respectively. The Company does not have any off-balance-sheet credit exposure related to its customers.

For the year ended December 31, 2019, two customers represented 20% and 13% of total revenue, respectively. For the year ended December 31, 2018, one customer represented 20% of total revenue. For the year ended December 31, 2017, two customers represented 15% and 12% of total revenue, respectively.

At December 31, 2019, the Company had two customers that accounted for 19% and 16% of accounts receivable, respectively. At December 31, 2018, the Company had one customer that accounted for 18% accounts receivable.

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

During 2016, the Company completed the design and engineering for a second manufacturing facility to be located in Statesboro, Georgia. At that time, the Company elected to delay construction of the facility due to its assessment of future demand. In December 2018, the Company determined that due to its cumulative manufacturing process advancements since 2016 and expected additional improvements in the near future, it will not use the existing design and engineering to construct a second facility in any location. Accordingly, the Company determined that the design and engineering costs were not recoverable and recorded an impairment charge of $7.4 million on construction in progress assets during 2018.

Leases

On January 1, 2019, the Company adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). See note 9 for further details. Prior to the Company’s adoption of ASU 2016-02, the Company recorded the difference between rent expense recognized on a straight-line basis and the contractual payments as deferred rent. The short-term portion of deferred rent is included within accrued expenses on the consolidated balance sheet as of December 31, 2018.

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

The Company performs periodic testing of its aerogel blankets to ensure compliance with published performance specifications. From time to time, tests may indicate a product could potentially perform outside of these specifications. At that time, additional testing is initiated or the Company may conduct a root cause investigation. During the year ended December 31, 2018, test results indicated that tested samples performed outside the published performance specifications for a specific attribute of a product. The Company has completed its assessment of the impact of the testing results on its customer base and, based on that completed assessment, has determined that it is remote that the Company has incurred a liability as of December 31, 2019.

The Company did not record any warranty expense during the years ended December 31, 2019 and 2018. During the year ended December 31, 2017, the Company recorded warranty expense of $0.9 million. This warranty charge was related to a product claim for a specific product application issue. This claim was outside of the Company’s typical experience. As of December 31, 2019, the Company had satisfied all outstanding warranty claims.

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

The fair value of restricted stock and RSUs is determined using the closing price of the Company’s common stock on the date of grant. All shares of restricted stock are not transferable until vested. Restricted stock is typically issued to non-employee directors and typically vests over a one-year period from the date of issuance. RSUs are issued to employees and typically vest over a three-year period from the date of issuance. The fair value of restricted stock and RSUs upon which vesting is solely service-based is expensed ratably over the vesting period. If the service condition for shares of restricted stock is not met for any reason, the shares of unvested restricted stock will be forfeited and returned to the Company.

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

Pursuant to the “evergreen” provisions of the 2014 Employee, Director and Consultant Equity Incentive Plan, the number of shares of common stock authorized for issuance under the plan automatically increased by 479,470 shares to 7,488,930 shares effective January 1, 2019.

Research and Development

Costs incurred in the Company’s research and development activities include compensation and related costs, services provided by third-party contractors, materials and supplies and are classified as research and development expenses as incurred. Research and development costs directly associated with research services revenue are classified as research services in cost of revenue.

Earnings per Share

The Company calculates net loss per common share based on the weighted-average number of common shares outstanding during each period. Potential common stock equivalents are determined using the treasury stock method. The weighted-average number of common shares included in the computation of diluted net income (loss) gives effect to all potentially dilutive common equivalent shares, including outstanding stock options and RSUs. Common equivalent shares are excluded from the computation of diluted net loss per share if their effect is antidilutive.

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

Information about the Company’s total revenues, based on shipment destination or services location, is presented in the following table:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Revenue:
U.S.	$58,328	$41,733	$51,439
International	81,047	62,628	60,192
Total revenue	$139,375	$104,361	$111,631

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies. Recently issued standards typically do not require adoption until a future effective date. Prior to their effective date, the Company evaluates the pronouncements to determine the potential effects of adoption to its consolidated financial statements.

Standards Implemented Since December 31, 2018

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). FASB ASU 2016-02 modified the accounting for leases and requires that all leases be recorded on the consolidated balance sheets as assets and liabilities. This standard was effective for fiscal years beginning after December 15, 2018. The Company adopted this standard on January 1, 2019 using the modified retrospective transition approach with the effective date as the date of initial application. As a result, the Company did not update financial information or provide the disclosures otherwise required under the new standard for dates and periods before January 1, 2019. To measure its lease liabilities, the Company used its incremental borrowing rate as of the date of adoption or the rate implicit in the lease, if available. The discount rate was applied to the remaining lease term and remaining payments at the date of adoption. The Company also elected the package of practical expedients under the new standard, which permitted the Company to not reassess prior conclusions about lease identification, lease classification, and initial direct costs. The most significant effects of this new standard on the consolidated financial statements related to the recognition of new ROU assets and lease liabilities on the consolidated balance sheets and the provision of significant new disclosures about leasing activities. Upon adoption on January 1, 2019, the Company recognized operating lease liabilities of approximately $6.0 million with corresponding ROU assets of approximately $4.6 million. Additionally, the Company derecognized deferred rent liabilities of $1.4 million. This standard has not materially impacted the Company’s consolidated net loss or net cash used in operations. The Company also elected the short-term lease recognition exemption for all leases that qualify. For leases that qualify for this exemption, the Company does not recognize ROU assets or lease liabilities. In addition, the Company elected the practical expedient to not separate non-lease components from the associated lease components for all of its equipment leases.

Standards to be Implemented After December 31, 2019

The Company believes that the impact of recently issued accounting standards that are not yet effective will not have a material impact on its consolidated financial statements.

(3) Revenue from Contracts with Customers

On January 1, 2018, the Company Adopted Accounting Standards Codification 606, Revenue from Contracts with Customers (ASC 606) using the modified retrospective method for all contracts not completed as of the date of adoption. The adoption of ASC 606 did not have a material impact on the allocation and timing of the recognition of previously reported revenues from the sale of products, subsea projects or the performance of research services. In addition, the Company determined that there are no incremental contract costs or contract fulfillment costs associated with the adoption of ASC 606. The reported results for 2019 and 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605. The adoption of ASC 606 represented a change in accounting principle that more closely aligns revenue recognition with the delivery of the Company's product or performance of research services and will provide financial statement readers with enhanced disclosures.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. The Company did not have any contracts outstanding at January 1, 2018 and did not enter into any contracts during each of the years ended December 31, 2019 and 2018 that contained a significant financing component.

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

The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using historical rates of return, current quarter credit sales, and specific items of exposure on a contract-by-contract basis. Sales return reserves were approximately $0.1 million at both December 31, 2019 and December 31, 2018.

Subsea Projects

The Company manufactures and sells subsea products that are designed for pipe-in-pipe applications in offshore oil production and are typically customized to meet customer specifications. Subsea products typically have no alternative use and contain an enforceable right to payment. Customer invoicing terms for subsea products are typically based on certain milestones within the production and delivery schedule. Under the provisions of ASC 606, the Company recognizes revenue at a point in time when transfer of control of the products is passed to the customer, or over time utilizing the input/cost-to-cost method. The timing of revenue recognition is assessed on a contract-by-contract basis. During the years ended December 31, 2019 and 2018, the Company recognized revenue of $17.0 million and $8.1 million, respectively, in connection with subsea projects.

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary geographical region and source of revenue:

	Year Ended December 31,
	2019			2018
	U.S.	International	Total	U.S.	International	Total
	(In thousands)
Geographical region
Asia	$—	$44,485	$44,485	$—	$34,597	$34,597
Canada	—	9,064	9,064	—	4,749	4,749
Europe	—	24,081	24,081	—	19,905	19,905
Latin America	—	3,417	3,417	—	3,377	3,377
U.S.	58,328	—	58,328	41,733	—	41,733
Total revenue	$58,328	$81,047	$139,375	$41,733	$62,628	$104,361

Source of revenue
Product revenue	$52,050	$67,856	$119,906	$39,490	$54,487	$93,977
Subsea projects	3,837	13,191	17,028	5	8,141	8,146
Research services	2,441	—	2,441	2,238	—	2,238
Total revenue	$58,328	$81,047	$139,375	$41,733	$62,628	$104,361

Contract Balances

The following table presents changes in the Company’s contract assets and contract liabilities during the year ended December 31, 2019:

	Balance at December 31, 2018	Additions	Deductions	Balance at December 31, 2019
	(In thousands)
Contract assets
Subsea projects	$2,742	$16,760	$(16,691)	$2,811
Research services	369	2,045	(2,242)	172
Total contract assets	$3,111	$18,805	$(18,933)	$2,983
Contract liabilities
Deferred revenue
Product revenue	$1,751	$8,907	$(5,667)	$4,991
Subsea projects	781	9,795	(10,085)	491
Research services	97	212	(171)	138
Prepayment liability	4,485	5,389	(88)	9,786
Total contract liabilities	$7,114	$24,303	$(16,011)	$15,406

During the year ended December 31, 2019, the Company recognized $2.1 million of revenue that was included in deferred revenue at the beginning of the period.

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

Transition Disclosures

There was no difference in the accounting for revenue transactions under ASC 606 or ASC 605 for the year ended December 31, 2017. The following tables summarize the impacts of adopting ASC 606 on certain components of the Company’s consolidated financial statements for the year ended December 31, 2018:

Consolidated Statements of Operations

	Year Ended December 31, 2018
	As reported under ASC 606	Pro forma as if ASC 605 was in effect
	(In thousands)
Product revenue	$102,123	$98,993
Total revenue	104,361	101,231
Product cost of revenue	90,660	87,406
Gross profit	12,669	12,793
Loss from operations	(33,916)	(33,792)
Net loss	(34,440)	(34,316)

Total reported product revenue and product cost of revenue as reported under ASC 606 were approximately $3.1 million and $3.3 million, respectively, greater than the pro forma consolidated statement of operations as if ASC 605 was in effect for the year ended December 31, 2018. Reported revenue and cost of revenue reflect the impact of revenue recognized over time utilizing the input/cost-to-cost method for subsea projects during the year ended December 31, 2018. Under ASC 605 subsea projects revenue was recognized at a point in time when transfer of control of the product passed to the customer.

The impact of the adoption of ASC 606 on the consolidated statement of cash flows for the year ended December 31, 2018 was not material and had no impact on net cash used in operating activities.

(4) Inventories

Inventories consist of the following:

	December 31,
	2019	2018
	(In thousands)
Raw material	$4,334	$3,159
Finished goods	4,434	4,159
Total	$8,768	$7,318

(5) Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	December 31,
	2019	2018	Useful life
	(In thousands)
Construction in progress	$1,309	$1,568	—
Buildings	24,016	24,016	30 years
Machinery and equipment	122,485	120,466	3 — 10 years
Computer equipment and software	8,556	8,352	3 years
Total	156,366	154,402
Accumulated depreciation and amortization	(102,749)	(92,703)
Property, plant and equipment, net	$53,617	$61,699

Depreciation expense was $10.2 million, $10.8 million and $10.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. Amortization associated with assets under capital leases was less than $0.1 million for the year ended December 31, 2017. The Company had no assets under capital leases during the years ended December 31, 2019 and 2018.

Construction in progress totaled $1.3 million and $1.6 million at December 31, 2019 and 2018, respectively. Construction in progress included $0.1 million and $1.2 million at December 31, 2019 and 2018, respectively, related to projects associated with the Company’s plan to expand the capacity of the East Providence, Rhode Island facility.

During 2016, the Company had previously completed the design and engineering for a second manufacturing facility to be located in Statesboro, Georgia. At that time, the Company elected to delay construction of the facility due to its assessment of future demand. In December 2018, the Company determined that due to its cumulative manufacturing process advancements since 2016 and expected additional improvements in the near, it would not use the existing design and engineering to construct a second facility in any location. Accordingly, the Company determined that the design and engineering costs were not recoverable and recorded an impairment charge of $7.4 million on construction in progress assets during 2018.

(6) Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2019	2018
	(In thousands)
Employee compensation	$6,472	$2,750
Other accrued expenses	1,585	1,114
Total	$8,057	$3,864

(7) Revolving Line of Credit

The Company is party to an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (Loan Agreement). On March 3, 2020, the Loan Agreement was amended to extend the maturity date of the revolving credit facility to April 28, 2021.

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

Under the Loan Agreement, the Company is required to comply with both non-financial and financial covenants, including a minimum EBITDA covenant, as defined. At December 31, 2019, the Company was in compliance with all such covenants. Obligations under the Loan Agreement are secured by a security interest in all assets of the Company, including those at the East Providence facility, except for certain exclusions. The Company intends to extend or replace the facility prior to its maturity.

During the year ended December 31, 2019, the Company borrowed $125.8 million and repaid $126.9 million under the line of credit. At December 31, 2019 and 2018, the Company had $3.1 million and $4.2 million drawn on the revolving credit facility.

The Company has been required to provide letters of credit to secure obligations under certain commercial contracts and other obligations. The Company had outstanding letters of credit backed by the revolving credit facility of $0.9 million and $1.6 million at December 31, 2019 and 2018, respectively, which reduce the funds otherwise available to the Company under the facility.

At December 31, 2019, the amount available to the Company under the revolving credit facility was $12.4 million after giving effect to the $3.1 million in outstanding borrowings and $0.9 million of outstanding letters of credit.

(8) Interest Expense, net

For the years ended December 31, 2019, 2018, and 2017, interest expense, net was $0.4 million, $0.5 million, and $0.2 million, respectively, and consisted primarily of fees and interest expense related to the Company’s revolving credit facility with Silicon Valley Bank.

(9) Leases

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

The Company determines if an arrangement is a lease at inception. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s payment obligations under the lease. Operating lease ROU assets and liabilities are recognized based on the present value of lease payments over the lease term. To measure its lease liabilities, the Company uses its incremental borrowing rate or the rate implicit in the lease, if available. The Company calculates its incremental borrowing rate using a synthetic credit rating analysis based on Moody’s Building Materials Industry Rating Methodology. ROU assets also include any direct costs and prepaid lease payments but exclude any lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

Upon adoption of ASU 2016-02 on January 1, 2019, the Company recognized operating lease liabilities of approximately $6.0 million with corresponding ROU assets of approximately $4.6 million. Additionally, the Company derecognized deferred rent liabilities of $1.4 million. Maturities of operating lease liabilities at December 31, 2019 are as follows:

Year	Operating Leases
(In thousands)
2020	1,413
2021	1,221
2022	1,138
2023	1,105
2024	651
Thereafter	1,048
Total lease payments	6,576
Less imputed interest	(1,246)
Total lease liabilities	$5,330

The Company incurred operating lease costs of $1.5 million during the year ended December 31, 2019. Cash payments related to operating lease liabilities were $1.4 million during the year ended December 31, 2019. At December 31, 2019, the weighted average remaining lease term for operating leases was 5.4 years. At December 31, 2019, the weighted average discount rate for operating leases was 7.9%.

As of December 31, 2019, the Company has additional operating equipment leases with total lease payments of $0.4 million that have not commenced. These operating leases will commence during fiscal year 2020 and have a weighted average lease term of 3.80 years.

Transition Disclosures

The Company adopted ASU 2016-02 using the modified retrospective transition approach with the effective date as the date of initial application. As a result, the Company did not update financial information or provide the disclosures otherwise required under the new standard for dates and periods before January 1, 2019. Accordingly, the Company must present the disclosures that were required prior to the Company’s adoption of ASU 2016-02.

Future minimum lease payments under operating leases at December 31, 2018 were as follows:

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

Under the terms of the lease extension, the landlord provided the Company with an allowance of $1.2 million to be utilized for improvements to the leased premises. These amounts were considered a lease incentive and were excluded from the Company’s ROU assets upon its adoption of ASU 2016-02 on January 1, 2019 (see note 9). At December 31, 2018, these amounts are recorded as a component of deferred rent on the consolidated balance sheets. At December 31, 2019 and 2018, the Company had capitalized $1.2 million in associated leasehold improvement costs.

The Company also leases facilities and equipment under operating leases expiring at various dates through 2024. Under these agreements, the Company is obligated to pay annual rent, real estate taxes, and certain operating expenses. See note 9 for further information on future minimum lease payments under operating leases at December 31, 2019.

The Company incurred rent expense under all operating leases of approximately $1.5 million, $1.5 million and $1.4 million in the years ended December 31, 2019, 2018 and 2017, respectively.

Letters of Credit

The Company has been required to provide certain customers with letters of credit securing obligations under commercial contracts. The Company had letters of credit outstanding of $0.9 million and $1.6 million at December 31, 2019 and 2018, respectively. These letters of credit are secured by the Company’s revolving credit facility (see note 7).

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

As of December 31, 2019, the Company had received $10.0 million in prepayments from BASF and applied less than $0.1 million of credits against amounts invoiced. The prepayments are recorded on the balance sheet as a prepayment liability, net of the current portion of $0.2 million and $0.5 million at December 31, 2019 and 2018, respectively, which is included within deferred revenue. The amounts and terms of additional prepayment installments, if any, are subject to negotiation between the Company and BASF.

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

(11) Stockholders’ Equity

At December 31, 2019 and 2018, the Company was authorized to issue 130,000,000 shares of stock, of which 125,000,000 shares were designated as common stock and 5,000,000 shares were designated as preferred stock.

(12) Employee Benefit Plan

The Company sponsors the Aspen Aerogels, Inc. 401(k) Plan. Under the terms of the plan, the Company’s employees may contribute a percentage of their pretax earnings. During each of the years ended December 31, 2019, 2018 and 2017, the Company provided matching contributions of $0.2 million.

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

During 2019, the Company granted 50,328 shares of restricted common stock with a grant date fair value of $0.3 million and NSOs to purchase 71,700 shares of common stock with a grant date fair value of $0.2 million vesting over a period of one year to its non-employee directors under the 2014 Equity Plan.

During 2019, the Company granted 661,263 RSUs with a grant date fair value of $2.4 million and NSOs to purchase 632,183 shares of common stock with a grant date fair value of $1.1 million to employees under the 2014 Equity Plan. The RSUs and NSOs granted to employees will vest over a three-year period.

During 2019, the Company also granted NSOs to purchase 20,000 shares of common stock under the 2014 Equity Plan to an outside consultant which will vest on March 26, 2020 with a grant date fair value of less than $0.1 million.

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

On August 2, 2017, the Company modified the performance target for the year ending December 31, 2020 with respect to 78,125 shares of restricted stock held by its chief executive officer. In addition, the Company modified the vesting conditions of NSOs to purchase 131,578 and 122,324 shares of common stock held by its chief executive officer to extend the time period to achieve certain common stock price targets by an additional year to four and five years from the date of grant, respectively.

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

Stock-based compensation is included in cost of sales or operating expenses, as applicable, and consists of the following:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Cost of product revenue	$573	$577	$790
Research and development expenses	506	461	555
Sales and marketing expenses	629	815	1,096
General and administrative expenses	2,063	2,449	2,650
Total stock-based compensation	$3,771	$4,302	$5,091

At December 31, 2019, 4,544,989 shares of common stock were reserved for issuance upon the exercise or vesting, as appropriate, of outstanding stock-based awards granted under the 2014 Equity Plan. In addition, at December 31, 2019, 85,445 shares of common stock were reserved for issuance upon the exercise of outstanding options granted under the Company’s 2001 Equity Incentive Plan, as amended (the 2001 Equity Plan). Any cancellations or forfeitures of the options outstanding under the 2001 Equity Plan will result in the shares reserved for issuance upon exercise or such options becoming available for grant under the 2014 Equity Plan. At December 31, 2019, the Company has either issued or reserved in connection with statutory tax withholdings a total of

1,785,968 shares under the 2014 Equity Plan. At December 31, 2019, there were 1,072,528 shares available for future grant under the 2014 Equity Plan.

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

For stock options with a service condition, the fair value is amortized on a straight-line basis over the requisite service period of the options, which is generally a three-year vesting period from the date of grant.

Expected Term

The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. Accordingly, the Company uses the simplified method to calculate the expected term for options granted.

Expected Volatility

Due to the Company’s limited historical data, the Company’s uses an estimated volatility based on the historical volatility of comparable companies with publicly available share prices. In 2019, 2018 and 2017, the expected volatility is based on the weighted average volatility of up to 17 companies with business, financial and market attributes that the Company believes are similar to its own.

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

Assumptions Utilized

The following information relates to the fair value of the option awards estimated by use of the Black-Scholes option pricing model:

	Year Ended December 31,
	2019	2018	2017
Weighted average assumptions:
Expected term (in years)	5.81	5.93	5.86
Expected volatility	49.90%	47.68%	51.95%
Risk free rate	2.44%	2.76%	1.99%
Expected dividend yield	0.00%	0.00%	0.00%
Weighted average fair value:
Grant-date fair value of options granted	$1.90	$2.29	$2.08
Grant-date fair value of options vested	$2.24	$3.29	$3.98
Aggregate intrinsic value of options exercised	$—	$—	$—

Outstanding Options

The following table summarizes information about stock options outstanding:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	($ in thousands, except share and per share data)
Options outstanding at December 31, 2018	2,994,452	$6.22	$9.34	7.11	$—
Granted	723,883	$1.90	$3.94
Forfeited	(155,991)	$5.23	$8.73
Expired	(14,910)	$11.78	$15.45
Exercised	—	$—	$—		$—
Options outstanding at December 31, 2019	3,547,434	$5.36	$8.13	6.74	$7,908,311
Exercisable at December 31, 2019	2,149,317	$7.38	$10.17	5.84	$3,403,281
Expected to vest at December 31, 2019	1,398,117	$2.25	$4.54	1.60	$4,505,030

As of December 31, 2019, total unrecognized compensation cost related to non-vested service-based options granted under the 2014 Equity Plan was $1.6 million. The unrecognized compensation cost for the service-based options is expected to be recognized over a weighted average period of 1.60 years.

Restricted Stock Awards and Restricted Stock Units

The Company values restricted stock awards and RSUs based on the closing price of our shares on the date of grant. RSUs have time-based vesting conditions and typically vest over three or four years. Restricted stock awards issued to nonemployee directors generally vest in full one year from the date of grant.

Information related to grants of RSUs during 2019 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2018	875,227	$4.38
Granted	661,263	3.70
Vested	(411,844)	4.30
Forfeited	(41,646)	4.07
Balance at December 31, 2019	1,083,000	$4.01

Restricted stock awards granted during 2019 are considered issued and outstanding common stock and are excluded from the table above. As of December 31, 2019 there were 128,453 shares of restricted stock outstanding.

The total intrinsic value of restricted stock and RSUs that vested in 2019 and 2018 was $1.5 million and $0.8 million, respectively. As of December 31, 2019, 1,133,328 of the total shares of restricted stock and RSUs outstanding will vest upon the fulfillment of service conditions. In addition, 78,125 shares of restricted stock will vest only if a certain performance condition is achieved. As of December 31, 2019, the Company has recorded $0.1 million in compensation expense to date in connection with the award.

As of December 31, 2019, total unrecognized compensation cost related to restricted stock awards of $0.2 million, RSUs of $2.7 million and restricted stock with performance-based conditions of less than $0.1 million is expected to be recognized over a weighted average period of 0.47 years, 1.80 years and 1.00 year, respectively.

(14) Net Loss Per Share

The computation of basic and diluted net loss per share consists of the following:

	Year ended December 31,
	2019	2018	2017
	(In thousands, except share and per share data)
Numerator:
Net loss	$(14,565)	$(34,440)	$(19,321)
Denominator:
Weighted average shares outstanding, basic and diluted	24,099,438	23,738,852	23,390,235

Net loss per share, basic and diluted	$(0.60)	$(1.45)	$(0.83)

On February 18, 2020, the Company completed an underwritten public offering 1,955,000 shares of its common stock at an offering price of $8.25 per share.

Potentially dilutive common shares that were excluded from the computation of diluted net loss per share because they were anti-dilutive consist of the following:

	Year ended December 31,
	2019	2018	2017
Common stock options	3,547,434	2,994,452	2,432,906
Restricted common stock units	1,083,000	875,227	827,391
Restricted common stock awards	128,453	136,187	151,859
Total	4,758,887	4,005,866	3,412,156

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

For each of the years ended December 31, 2019, 2018 and 2017, there was no dilutive impact of the common stock options, RSUs, and restricted stock awards.

(15) Income Taxes

The Company incurred net operating losses and recorded a full valuation allowance against net deferred assets for all periods presented. Accordingly, the Company has not recorded a provision for federal or state income taxes.

The reconciliation between the U.S. statutory income tax rate and the Company’s effective rate consists of the following:

	Year Ended December 31,
	2019	2018	2017
U.S. federal income tax statutory rate	21%	21%	35%
Permanent differences	(2)%	—%	(3)%
State tax, net of federal benefit	—%	2%	(5)%
Changes in valuation allowance for deferred tax assets	(18)%	(22)%	113%
Stock-based compensation	(1)%	—%	—%
2017 Tax Cuts and Jobs Act	—%	—%	(138)%
Other	—%	(1)%	(2)%
Effective tax rate	—	—	—

The tax effects of temporary differences between financial statement and tax accounting that gave rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018 are presented below:

	December 31,
	2019	2018
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$53,859	$51,629
Stock-based compensation	5,261	5,194
Operating lease liabilities	1,356	—
Tax credit carryforwards	289	296
Reserves and accruals	423	1,258
Interest expense limitation	235	135
Intangible assets and amortization	—	50
Total gross deferred tax assets	61,423	58,562
Deferred tax liabilities:
Depreciation	(3,883)	(4,614)
Operating lease right-of-use assets	(1,025)	—
Total deferred tax liabilities	(4,908)	(4,614)
Total deferred tax assets and liabilities	56,515	53,948
Valuation allowance	(56,515)	(53,948)
Net deferred tax asset	$—	$—

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (TCJA) tax reform legislation. This legislation makes significant change in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from 34% to 21% for the years ending December 31, 2019 and 2018. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at the 21% rate as of December 31, 2017. This resulted in a decrease in the Company’s net deferred tax asset and corresponding valuation allowance of $26.7 million. As the Company maintains a full valuation allowance against its net deferred tax asset position in the United States, this revaluation did not result in an income tax expense or benefit during the year ending December 31, 2017. The provisions of the TCJA related to the one-time mandatory transition tax on deemed repatriation did not have an impact on the Company’s results of operations during each of the years ended December 31, 2019, 2018, and 2017. The other provisions of the TCJA did not have a material impact on the Company’s 2019, 2018, or 2017 consolidated financial statements.

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

The net change in the valuation allowance for the year ended December 31, 2019, was an increase of $2.6 million. The Company has recorded a full valuation allowance against its deferred tax assets due to the uncertainty associated with the utilization of the net operating loss carryforwards and other future deductible items. In assessing the realizability of deferred tax assets, the Company considers all available evidence, historical and prospective, with greater weight given to historical evidence, in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the Company’s deferred tax assets generally is dependent upon generation of future taxable income.

At December 31, 2019, the Company had $233.8 million of net operating losses available to offset future federal income, if any, of which $194.6 million expire on various dates through December 31, 2037. Net operating losses of $39.2 million generated during the years ended December 31, 2019 and 2018 have an unlimited carryforward.

At December 31, 2019, the Company has $81.4 million of apportioned net operating losses available to offset future state taxable income, if any, and which begin to expire at various dates between 2020 and 2039.

For each of the years ended December 31, 2019, 2018, and 2017, the Company did not have any material unrecognized tax benefits and thus no interest and penalties related to unrecognized tax benefits were recorded. In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next twelve months.

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

(16) Subsequent Events

The Company has evaluated subsequent events through March 6, 2020, the date of issuance of the consolidated financial statements for the year ended December 31, 2019.

On February 18, 2020, the Company completed an underwritten public offering 1,955,000 shares of its common stock at an offering price of $8.25 per share. The Company received net proceeds of $14.8 million after deducting underwriting discounts of $1.0 million and offering expenses of approximately $0.4 million.

On March 3, 2020, the Company’s revolving credit facility with Silicon Valley Bank was amended to extend the maturity date of the facility to April 28, 2021. Pursuant to the amendment, the Company is permitted to borrow a maximum of $20.0 million, subject to continued covenant compliance and borrowing base requirements. At the Company’s election, the interest applicable to borrowings under the revolving credit facility may be based on prime rate or LIBOR. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 2.00% per annum. While LIBOR-based rates vary from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum. In addition, the Company is required to pay a monthly unused revolving line facility fee of 0.5% per annum of the average unused portion of the revolving credit facility. The amendment also established certain minimum required Adjusted EBITDA levels as a financial covenant for the extended term.

QUARTERLY RESULTS OF OPERATIONS

	Three Months Ended
	March 31,	June 30,	Sept 30,	Dec 31,
	(in thousands, except per share data)
	(unaudited)
2019
Total revenue	$27,912	$29,533	$35,425	$46,505
Gross profit	3,718	3,514	7,742	11,310
Loss from operations	(5,961)	(5,215)	(2,153)	(830)
Net loss	(6,002)	(5,318)	(2,289)	(956)
Net loss per share basic and diluted common share - basic	$(0.25)	$(0.22)	$(0.09)	$(0.04)
2018
Total revenue	$23,074	$21,671	$23,937	$35,679
Gross profit	2,810	2,744	1,529	5,586
Loss from operations	(6,750)	(6,855)	(6,369)	(13,942)
Net loss	(6,842)	(6,958)	(6,532)	(14,108)
Net loss per share basic and diluted common share - basic	$(0.29)	$(0.29)	$(0.27)	$(0.59)

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Year	Charges to Costs and Expenses (a)	Recoveries of Costs and Expenses (b)	Deductions to Allowances for Uncollectible Accounts (c)	Charges to (Deductions from) Other Accounts (d)	Balance at End of Year
Year Ended December 31, 2019:
Allowances for uncollectible accounts and sales returns and allowances	$2,877	—	(228)	(2,552)	47	$144
Year Ended December 31, 2018:
Allowances for uncollectible accounts and sales returns and allowances	$93	2,961	(39)	(142)	4	$2,877
Year Ended December 31, 2017:
Allowances for uncollectible accounts and sales returns and allowances	$93	—	—	—	—	$93

(a)	Represents allowances for uncollectible accounts established through general and administrative expenses.

(b)	Represents recoveries of allowances for uncollectible accounts established through general and administrative expenses.

(c)	Represents actual write-offs of uncollectible accounts.

(d)	Represents net change in allowances for sales returns, recorded as contra-revenue.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

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

As of December 31, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded, that, as of December 31, 2019, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment, management believes that, as of December 31, 2019, the Company’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an audit report on our assessment of our internal control over financial reporting. This report appears further below in this Item 9A.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Aspen Aerogels, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule II – Valuation and Qualifying Accounts (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019, in accordance with the adoption of Accounting Standards Codification (ASC) Topic 842, Leases.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Hartford, Connecticut
March 6, 2020

Item 9B.	OTHER INFORMATION

Amendment to SVB Credit Facility

On March 3, 2020, our revolving credit facility with Silicon Valley Bank was amended to extend the maturity date of the revolving credit facility to April 28, 2021. Under our revolving credit facility, we are permitted to borrow a maximum of $20.0 million, subject to continued covenant compliance and borrowing base requirements. At our election, the interest rate applicable to borrowings under the revolving credit facility may be based on the prime rate or LIBOR. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 2.00% per annum, while LIBOR-based rates vary from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum. In addition, we are required to pay a monthly unused revolving line facility fee of 0.5% per annum of the average unused portion of the revolving credit facility. The credit facility has also been amended to establish certain minimum Adjusted EBITDA levels with respect to the minimum Adjusted EBITDA financial covenant for the extended term. We intend to extend or replace the facility prior to its maturity.

The foregoing description of the amendment to the credit facility is only a summary of its material terms and does not purport to be complete. This summary is qualified in its entirety by reference to the description of the amendment to the credit facility, a copy of which is filed as an exhibit as part of this Annual Report on Form 10-K.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Delinquent Section 16(a) Reports,” and “Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 15(a). The following documents are filed as part of this Annual Report on Form 10-K:

Item 15(a)(1). The following consolidated financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Operations for the Years Ended December 31, 2019, 2018, and 2017

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements

Item 15(a)(2). The following financial statements schedule is included in Part II, Item 8:

Schedule II – Valuation and Qualifying Accounts

All other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3). Exhibits:

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Restated Certificate of Incorporation of the Registrant, as filed with the Secretary of State of the State of Delaware on June 18, 2014.		Form 8-K (Exhibit 3.2)	6/19/14	001-36481

3.2	Restated Bylaws of Aspen Aerogels, Inc.		Form 8-K (Exhibit 3.3)	6/19/14	001-36481

4.1	Form of common stock certificate.		Amendment No. 1 to Form S-1 (Exhibit 4.1)	5/14/14	333-195523

4.2	Sixth amended and restated registration rights agreement, dated as of June 11, 2012, by and among the Registrant and the investors named therein, as amended.		Form S-1 (Exhibit 4.8)	4/28/14	333-195523

4.3	Description of Securities.	X

9.1	Letter agreement, dated as of June 11, 2014, by and between the Registrant and the Fidelity Funds.		Amendment No. 5 to Form S-1 (Exhibit 9.1)	6/12/14	333-195523

10.1	2001 equity incentive plan, as amended. +		Form S-1 (Exhibit 10.1.1)	4/28/14	333-195523

10.2	Form of incentive stock option agreement granted under 2001 equity incentive plan, as amended.+		Form S-1 (Exhibit 10.1.2)	4/28/14	333-195523

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.3	Form of 2013 incentive stock option agreement for options issued in exchange for the forfeiture of options granted under 2001 equity incentive plan, as amended.+		Form S-1 (Exhibit 10.1.3)	4/28/14	333-195523

10.4	Form of 2013 performance-based incentive stock option agreement granted under 2001 equity incentive plan, as amended.+		Form S-1 (Exhibit 10.1.4)	4/28/14	333-195523

10.5	Form of non-qualified stock option agreement granted under 2001 equity incentive plan, as amended.+		Form S-1 (Exhibit 10.1.5)	4/28/14	333-195523

10.6	Form of 2013 non-qualified stock option agreement for options issued in exchange for the forfeiture of options granted under 2001 equity incentive plan, as amended.+		Form S-1 (Exhibit 10.1.6)	4/28/14	333-195523

10.7	Form of 2013 performance-based non-qualified stock option agreement granted under 2001 equity incentive plan, as amended.+		Form S-1 (Exhibit 10.1.7)	4/28/14	333-195523

10.8	Form of 2013 independent director stock option agreement for options issued in exchange for the forfeiture of options granted under 2001 equity incentive plan, as amended.+		Form S-1 (Exhibit 10.1.8)	4/28/14	333-195523

10.9	Form of 2013 performance-based independent director stock option agreement granted under 2001 equity incentive plan, as amended.+		Form S-1 (Exhibit 10.1.9)	4/28/14	333-195523

10.10	2014 employee, director and consultant equity incentive plan. +		Form S-8 (Exhibit 99.10)	8/13/14	333-198124

10.11	Form of stock option agreement granted under 2014 employee, director and consultant equity incentive plan.+		Amendment No. 1 to Form S-1 (Exhibit 10.2.2)	5/14/14	333-195523

10.12	Form of restricted stock unit agreement for executive officers under 2014 employee, director and consultant equity incentive plan. +		Form 10-Q (Exhibit 10.3)	11/7/14	001-36481

10.13	Form of restricted stock agreement for directors under 2014 employee, director and consultant equity incentive plan. +		Amendment No. 1 to Form S-1 (Exhibit 10.2.3)	5/14/14	333-195523

10.14	Multi-tenant industrial net lease, dated August 20, 2001, by and between the Registrant and Cabot II — MA1M03, LLC (as successor landlord to TMT290 Industrial Park, Inc.), as amended.		Form S-1 (Exhibit 10.3)	4/28/14	333-195523

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.15	Amended and Restated Loan and Security Agreement dated September 3, 2014 and effective as of August 31, 2014, by and between the Company and Silicon Valley Bank.		Form 8-K (Exhibit 10.1)	9/9/14	001-36481

10.15.1	Consent and First Amendment to the Amended and Restated Loan and Security Agreement, dated August 19, 2016, by and between the Registrant and Silicon Valley Bank.		Form 10-Q (Exhibit 10.1)	11/3/16	001-36481

10.15.2	Second Amendment to the Amended and Restated Loan and Security Agreement, dated November 23, 2016, by and between the registrant and Silicon Valley Bank.		Form 10-K (Exhibit 10.15.3)	3/2/17	001-36481

10.15.3	Third Amendment to the Amended and Restated Loan and Security Agreement, dated December 27, 2016, by and between the Registrant and Silicon Valley Bank.		Form 10-K (Exhibit 10.15.4)	3/2/17	001-36481

10.15.4	Fourth Amendment to the Amended and Restated Loan and Security Agreement, dated January 27, 2017, by and between the Registrant and Silicon Valley Bank.		Form 10-Q (Exhibit 10.1)	5/5/17	001-36481

10.15.5	Fifth Amendment to the Amended and Restated Loan and Security Agreement, dated September 27, 2017, by and between the Registrant and Silicon Valley Bank.		Form 10-Q (Exhibit 10.1)	11/3/17	001-36481

10.15.6	Sixth Amendment to the Amended and Restated Loan and Security Agreement, dated January 25, 2018, by and between the Registrant and Silicon Valley Bank.		Form 10-Q (Exhibit 10.1)	5/4/18	001-36481

10.15.7	Seventh Amendment to the Amended and Restated Loan and Security Agreement, dated April 25, 2018, by and between the Registrant and Silicon Valley Bank.		Form 10-Q (Exhibit 10.1)	8/3/18	001-36481

10.15.8

Eighth Amendment to the Amended and Restated Loan and Security Agreement and First Amendment to the Preemptive Forbearance and Conditional Waiver Agreement, dated November 30, 2018, by and between the Registrant and Silicon Valley Bank, further amending a conditional waiver agreement dated August 30, 2018.

			Form 10-K (Exhibit 10.15.8)	3/8/19	001-36481

10.15.9	Ninth Amendment to the Amended and Restated Loan and Security Agreement, dated March 4, 2019, by and between the Registrant and Silicon Valley Bank.		Form 10-Q (Exhibit 10.2)	5/3/19	001-36481

10.15.10	Tenth Amendment to the Amended and Restated Loan and Security Agreement, dated March 3, 2020, by and between the Registrant and Silicon Valley Bank.	X

10.16	Executive agreement, dated as of November 7, 2018, by and between the Registrant and Donald R. Young. +		Form 10-Q (Exhibit 10.2)	11/7/18	001-36481

10.16.1	Amendment to Executive Agreement, dated as of August 1, 2019, by and between the Registrant and Donald R. Young. +		Form 10-Q (Exhibit 10.1)	8/2/19	001-36481

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.16.2	Second Amendment to the Executive Agreement, dated as of January 1, 2020, by and between the Registrant and Donald R. Young. +	X

10.17	Form of executive agreement, dated as of December 21, 2018, by and between the Registrant and each of Messrs. Fairbanks and Whitaker. +		Form 8-K (Exhibit 10.1)	12/21/18	001-36481

10.18	Bonus plan. +		Amendment No. 2 to Form S-1 (Exhibit 10.15)	5/22/14	333-195523

10.19	Form of participation letter of executive officers under bonus plan. +		Form 10-K (Exhibit 10.23)	3/2/17	001-36481

10.20	Non-Employee Director Compensation Policy. +		Form 10-Q (Exhibit 10.1)	11/7/18	001-36481

10.21	Compensation Recoupment Policy.		Form 10-K (Exhibit 10.25)	3/8/19	001-36481

10.22	Cross license agreement dated as of April 1, 2006 by and between Cabot Corporation and the Registrant, as amended.*		Form S-1 (Exhibit 10.17)	4/28/14	333-195523

10.23	Form of indemnification agreement with directors and certain officers. +		Amendment No. 1 to Form S-1 (Exhibit 10.18)	5/14/14	333-195523

10.24	Inducement Agreement, dated February 15, 2016, by and between the Registrant and the Development Authority of Bulloch County, the City of Statesboro, Georgia and Bulloch County, Georgia.		Form 10-Q (Exhibit 10.1)	5/6/16	001-36481

10.25	PILOT Agreement, dated February 15, 2016, by and between the Registrant and the Development Authority of Bulloch County, the City of Statesboro, Georgia and Bulloch County, Georgia.		Form 10-Q (Exhibit 10.2)	5/6/16	001-36481

10.26

Performance and Accountability Agreement, dated February 15, 2016, by and between the Registrant and the Development Authority of Bulloch County, the Georgia Department of Community Affairs and the administering agency for the OneGeorgia Authority.

			Form 10-Q (Exhibit 10.3)	5/6/16	001-36481

10.27	Supply Agreement, dated June 21, 2016, by and between the Registrant and BASF SE.*		Form 10-Q (Exhibit 10.1)	8/5/16	001-36481

10.27.1	Amended and Restated Supply Agreement, dated February 16, 2018, by and between the Registrant and BASF SE.*		Form 10-Q (Exhibit 10.2)	5/4/18	001-36481

10.27.2	First Addendum to the Amended and Restated Supply Agreement, dated January 14, 2019, by and between the Registrant and BASF SE.*		Form 10-Q (Exhibit 10.1)	5/3/19	001-36481

10.28	Side Agreement, dated June 21, 2016, by and between the Registrant and BASF SE.*		Form 10-Q (Exhibit 10.2)	8/5/16	001-36481

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.28.1	Amended and Restated Side Agreement, dated February 16, 2018, by and between the Registrant and BASF SE.*		Form 10-Q (Exhibit 10.3)	5/4/18	001-36481

10.29	Joint Development Agreement, dated June 21, 2016, by and between the Registrant and BASF SE.*		Form 10-Q (Exhibit 10.3)	8/5/16	001-36481

14.1	Code of business conduct and ethics.	X

21.1	Subsidiaries of the Registrant.	X

23.1	Consent of KPMG LLP.	X

31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.	X

32	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.	X

101

The following materials from the Registrant’s

Annual Report on Form 10-K for the fiscal year

ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2019 and 2018, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2019, 2018 and 2017, (iii) Consolidated Statements Stockholders’ Equity for the Years Ended December 31, 2019, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018, and 2017, and (v) Notes to Consolidated Financial Statements.

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

ASPEN AEROGELS, INC.

Date: March 6, 2020	By:	/s/ Donald R. Young
Donald R. Young
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Donald R. Young Donald R. Young	President, Chief Executive Officer and Director (principal executive officer)	March 6, 2020

/s/ John F. Fairbanks John F. Fairbanks	Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 6, 2020

/s/ William P. Noglows William P. Noglows	Chairman of the Board	March 6, 2020

/s/ Rebecca B. Blalock Rebecca B. Blalock	Director and Chair of the Nominating and Governance Committee	March 6, 2020

/s/ Robert M. Gervis Robert M. Gervis	Director and Chair of the Compensation and Leadership Development Committee	March 6, 2020

/s/ Steven R. Mitchell Steven R. Mitchell	Director	March 6, 2020

/s/ Mark L. Noetzel Mark L. Noetzel	Director	March 6, 2020

/s/ Richard F. Reilly Richard F. Reilly	Director and Chair of the Audit Committee	March 6, 2020