Form 10-Q
period 2020-03-31
ASPEN AEROGELS INC
filed 2020-05-04
CIK 1145986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-36481

ASPEN AEROGELS, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3559972
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 Forbes Road, Building B Northborough, Massachusetts	01532
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (508) 691-1111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $0.00001 per share	ASPN	The New York Stock Exchange

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

As of May 4, 2020, the registrant had 26,594,455 shares of common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

ASPEN AEROGELS, INC.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2020	2019
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$11,786	$3,633
Accounts receivable, net of allowances of $135 and $144	20,455	32,254
Inventories	13,432	8,768
Prepaid expenses and other current assets	917	1,114
Total current assets	46,590	45,769
Property, plant and equipment, net	51,834	53,617
Operating lease right-of-use assets	3,941	4,032
Other long-term assets	100	84
Total assets	$102,465	$103,502
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,717	$12,596
Accrued expenses	3,616	8,057
Revolving line of credit	—	3,123
Deferred revenue	4,840	5,620
Operating lease liabilities	1,069	1,038
Total current liabilities	18,242	30,434
Prepayment liability	9,715	9,786
Operating lease liabilities long-term	4,139	4,292
Total liabilities	32,096	44,512
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.00001 par value; 125,000,000 shares authorized, 26,594,455 and 24,302,504 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	559,688	545,140
Accumulated deficit	(489,319)	(486,150)
Total stockholders’ equity	70,369	58,990
Total liabilities and stockholders’ equity	$102,465	$103,502

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
	(In thousands, except share and per share data)
Revenue:
Product	$28,307	$26,785
Research services	112	1,127
Total revenue	28,419	27,912
Cost of revenue:
Product	22,399	23,478
Research services	40	716
Gross profit	5,980	3,718
Operating expenses:
Research and development	2,227	1,928
Sales and marketing	3,324	3,511
General and administrative	3,515	4,240
Total operating expenses	9,066	9,679
Loss from operations	(3,086)	(5,961)
Interest expense, net	(83)	(41)
Total interest expense, net	(83)	(41)
Net loss	$(3,169)	$(6,002)
Net loss per share:
Basic and diluted	$(0.13)	$(0.25)
Weighted-average common shares outstanding:
Basic and diluted	25,194,292	23,930,613

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Preferred Stock $0.00001 Par Value		Common Stock $0.00001 Par Value		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Value	Shares	Value
Balance at December 31, 2019	—	$—	24,302,504	$—	$545,140	$(486,150)	$58,990
Net loss	—	—	—	—	—	(3,169)	(3,169)
Stock compensation expense	—	—	—	—	992	—	992
Vesting of restricted stock units	—	—	336,951	—	(1,195)	—	(1,195)
Proceeds from underwritten public offering, net of underwriting discounts and commissions of $1,093 and issuance costs of $285	—	—	1,955,000	—	14,751	—	14,751
Balance at March 31, 2020	—	$—	26,594,455	$—	$559,688	$(489,319)	$70,369

	Preferred Stock $0.00001 Par Value		Common Stock $0.00001 Par Value		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Value	Shares	Value
Balance at December 31, 2018	—	$—	23,973,517	$—	$541,839	$(471,585)	$70,254
Net loss	—	—	—	—	—	(6,002)	(6,002)
Stock compensation expense	—	—	—	—	878	—	878
Vesting of restricted stock units	—	—	273,290	—	(454)	—	(454)
Balance at March 31, 2019	—	$—	24,246,807	$—	$542,263	$(477,587)	$64,676

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net loss	$(3,169)	$(6,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,563	2,532
Stock-compensation expense	992	878
Reduction in the carrying amount of operating lease right-of-use assets	243	217
Changes in operating assets and liabilities:
Accounts receivable	11,799	3,278
Inventories	(4,664)	(1,950)
Prepaid expenses and other assets	181	127
Accounts payable	(3,732)	(3,709)
Accrued expenses	(4,441)	517
Deferred revenue	(851)	1,403
Operating lease liabilities	(274)	(246)
Other liabilities	—	(56)
Net cash used in operating activities	(1,353)	(3,011)
Cash flows from investing activities:
Capital expenditures	(927)	(637)
Net cash used in investing activities	(927)	(637)
Cash flows from financing activities:
Proceeds from underwritten public offering, net of underwriting discounts and commissions of $1,093	15,036	—
Issuance costs from underwritten public offering	(285)	—
Repayments of borrowings under line of credit, net	(3,123)	(856)
Prepayment proceeds under customer supply agreement	—	5,000
Payments made for employee restricted stock tax withholdings	(1,195)	(454)
Net cash provided by financing activities	10,433	3,690
Net increase in cash	8,153	42
Cash and cash equivalents at beginning of period	3,633	3,327
Cash and cash equivalents at end of period	$11,786	$3,369
Supplemental disclosures of cash flow information:
Interest paid	$84	$96
Income taxes paid	$—	$—
Supplemental disclosures of non-cash activities:
Initial recognition of operating lease liabilities related to right-of-use assets	$—	$5,995
Right-of-use assets obtained in exchange for new operating lease liabilities	$152	$153
Changes in accrued capital expenditures	$(147)	$(112)

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Description of Business and Basis of Presentation

Nature of Business

Aspen Aerogels, Inc. (the Company) is an aerogel technology company that designs, develops and manufactures innovative, high-performance aerogel insulation used primarily in the energy infrastructure and building materials markets. The Company also conducts research and development related to aerogel technology supported by funding from several agencies of the U.S. government and other institutions in the form of research and development contracts. The Company has decided to cease efforts to secure additional funded research contracts and to wind down existing contract research activities during 2020.

The Company maintains its corporate offices in Northborough, Massachusetts. The Company has three wholly owned subsidiaries: Aspen Aerogels Rhode Island, LLC, Aspen Aerogels Germany, GmbH and Aspen Aerogels Georgia, LLC.

Liquidity

During the three months ended March 31, 2020, the Company incurred a net loss of $3.2 million and used $1.4 million of cash in operations. On February 18, 2020, the Company received net proceeds of $14.8 million upon the completion of an underwritten public offering of the Company’s common stock. The Company had a cash and cash equivalents balance of $11.8 million and no outstanding borrowings under its revolving line of credit as of March 31, 2020 (see note 7). After giving effect to the $1.2 million letters of credit outstanding, the amount available to the Company at March 31, 2020 under the revolving line of credit was $8.8 million. The existing revolving line of credit matures on April 28, 2021.

The Company is making investments to increase capacity at its existing manufacturing facility in East Providence, Rhode Island and to develop new technologies and strategic business opportunities. The Company expects its existing cash balance and the amount anticipated to be available under the existing revolving line of credit will be sufficient to support current operating requirements, complete the planned capacity expansion and to fund its planned strategic business opportunities.

However, in the future, the Company may need to supplement its cash balance and available credit with debt financings, customer prepayments, technology licensing fees or equity financings to provide the capital necessary to complete future capacity expansions or to fund evolving strategic business initiatives.

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2019 (the Annual Report), filed with the U.S. Securities and Exchange Commission on March 6, 2020.

In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments that are of a normal recurring nature and necessary for the fair statement of the Company’s financial position as of March 31, 2020 and the results of its operations and stockholders’ equity for the three months ended March 31, 2020 and 2019 and the cash flows for the three month periods then ended. The Company has evaluated subsequent events through the date of this filing.

The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or any other period. Additionally, based on the duration and severity of the COVID-19 pandemic and the global oil market volatility, the Company is uncertain of the ultimate impact that the COVID-19 pandemic and the global oil market volatility could have on its results of operations for the year ending December 31, 2020 or any other period.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers (ASC 606). See note 3 for further details.

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

During the three months ended March 31, 2020, the Company granted 162,853 restricted common stock units (RSUs) with a grant date fair value of $1.3 million and non-qualified stock options (NSOs) to purchase 612,765 shares of common stock with a grant date fair value of $2.4 million to employees under the 2014 Employee, Director, and Consultant Equity Incentive Plan. The RSUs and NSOs granted to employees will vest over a three-year period.

Stock-based compensation is included in cost of revenue or operating expenses, as applicable, and consists of the following:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Cost of product revenue	$319	$117
Research and development expenses	146	114
Sales and marketing expenses	171	129
General and administrative expenses	356	518
Total stock-based compensation	$992	$878

Pursuant to the “evergreen” provisions of the 2014 Equity Plan, the number of shares of common stock authorized for issuance under the plan automatically increased by 486,050 shares to 7,974,980 shares effective January 1, 2019.

As of March 31, 2020, 4,779,346 shares of common stock were reserved for issuance upon the exercise or vesting of outstanding stock-based awards granted under the 2014 Equity Plan. In addition, as of March 31, 2020, 85,444 shares of common stock were reserved for issuance upon the exercise of outstanding stock options granted under the Company’s 2001 Equity Incentive Plan, as amended (the 2001 Equity Plan). Any cancellations or forfeitures of the options outstanding under the 2001 Equity Plan will result in the shares reserved for issuance upon exercise of such options becoming available for grant under the 2014 Equity Plan. As of March 31, 2020, the Company has either reserved in connection with statutory tax withholdings or issued a total of 2,273,521 shares under the 2014 Equity Plan. As of March 31, 2020, there were 836,669 shares of common stock available for future grant under the 2014 Equity Plan.

Net Loss per Share

The Company calculates net loss per share of common stock based on the weighted-average number of shares of common stock outstanding during each period. Potential common stock equivalents are determined using the treasury stock method. The weighted-average number of shares of common stock included in the computation of diluted net loss gives effect to all potentially dilutive common equivalent shares, including outstanding stock options and RSUs. Common equivalent shares are excluded from the computation of diluted net loss per share if their effect is antidilutive.

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

Information about the Company’s total revenues, based on shipment destination or services location, is presented in the following table:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Revenue:
U.S.	$13,673	$11,252
International	14,746	16,660
Total	$28,419	$27,912

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

The Company did not record any warranty expense during the three months ended March 31, 2020 and 2019. As of March 31, 2020, the Company had satisfied all warranty claims.

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

Standards Implemented Since December 31, 2019

The Company has not implemented any accounting standards that had a material impact on its consolidated financial statements during the three months ended March 31, 2020.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. The Company did not have any contracts outstanding at December 31, 2019 and did not enter into any contracts during the three months ended March 31, 2020 that contained a significant financing component.

The Company records deferred revenue for product sales when (i) the Company has delivered products but other revenue recognition criteria have not been satisfied or (ii) payments have been received in advance of the completion of required performance obligations.

Shipping and Handling Costs

Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as fulfillment costs and are included in the cost of product revenue. The amount of revenue recognized includes the consideration to which the Company expects to be entitled to receive in exchange for these shipping and handling costs.

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

The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using historical rates of return, current quarter credit sales, and specific items of exposure on a contract-by-contract basis. Sales return reserves were approximately $0.1 million at both March 31, 2020 and December 31, 2019.

Subsea Projects

The Company manufactures and sells products that are designed for pipe-in-pipe applications in subsea oil production and are typically customized to meet customer specifications. Subsea products typically have no alternative use and contain an enforceable right to payment. Customer invoicing terms for subsea products are typically based on certain milestones within the production and delivery schedule. Under the provisions of ASC 606, the Company recognizes revenue at a point in time when transfer of control of the products is passed to the customer, or over time utilizing the input method. The timing of revenue recognition is assessed on a contract-by-contract basis. During the three months ended March 31, 2020 and 2019, the Company recognized revenue of $2.2 million and $4.7 million, respectively, in connection with subsea projects.

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

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical region and source of revenue:

	Three Months Ended March 31,
	2020			2019
	U.S.	International	Total	U.S.	International	Total
	(In thousands)
Geographical region
Asia	$—	$10,104	$10,104	$—	$6,723	$6,723
Canada	—	455	455	—	1,897	1,897
Europe	—	3,137	3,137	—	7,123	7,123
Latin America	—	1,050	1,050	—	917	917
U.S.	13,673	—	13,673	11,252	—	11,252
Total revenue	$13,673	$14,746	$28,419	$11,252	$16,660	$27,912

Source of revenue
Product revenue	$12,453	$13,633	$26,086	$10,125	$11,965	$22,090
Subsea projects	1,108	1,113	2,221	—	4,695	4,695
Research services	112	—	112	1,127	—	1,127
Total revenue	$13,673	$14,746	$28,419	$11,252	$16,660	$27,912

Contract Balances

The following table presents changes in the Company’s contract assets and contract liabilities during the three months ended March 31, 2020:

	Balance at December 31, 2019	Additions	Deductions	Balance at March 31, 2020
	(In thousands)
Contract assets
Subsea projects	$2,811	$1,727	$(3,622)	$916
Research services	172	67	(142)	97
Total contract assets	$2,983	$1,794	$(3,764)	$1,013
Contract liabilities
Deferred revenue
Product revenue	$4,991	$437	$(990)	$4,438
Subsea projects	491	880	(1,062)	309
Research services	138	—	(45)	93
Prepayment liability	9,786	—	(71)	9,715
Total contract liabilities	$15,406	$1,317	$(2,168)	$14,555

During the three months ended March 31, 2020, the Company recognized $1.5 million of revenue that was included in deferred revenue at the beginning of the period.

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

(4) Inventories

Inventories consist of the following:

	March 31,	December 31,
	2020	2019
	(In thousands)
Raw materials	$5,596	$4,334
Finished goods	7,836	4,434
Total	$13,432	$8,768

(5) Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	March 31,	December 31,	Useful
	2020	2019	life
	(In thousands)
Construction in progress	$492	$1,309	—
Buildings	24,016	24,016	30 years
Machinery and equipment	124,055	122,485	3-10 years
Computer equipment and software	8,584	8,556	3 years
Total	157,147	156,366
Accumulated depreciation	(105,313)	(102,749)
Property, plant and equipment, net	$51,834	$53,617

Depreciation expense was $2.6 million and $2.5 million for the three months ended March 31, 2020 and 2019, respectively.

Construction in progress included $0.1 million at both March 31, 2020 and December 31, 2019 related to projects associated with the Company’s plan to expand the capacity of the East Providence, Rhode Island facility.

(6) Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2020	2019
	(In thousands)
Employee compensation	$2,195	$6,472
Other accrued expenses	1,421	1,585
Total	$3,616	$8,057

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

In addition, BASF, in its sole discretion, may make prepayments to the Company in the aggregate amount of up to $22.0 million during the term of the Supply Agreement. These prepayment obligations are secured by a security interest in real estate, plant and equipment at the Company’s Rhode Island facility and a license to certain intellectual property. BASF made a prepayment in the amount of $5.0 million to the Company in 2018 (the 2018 Prepayment). As of January 1, 2019, 25.3% of any amounts that the

Company invoices for Spaceloft A2 sold to BASF will be credited against the outstanding balance of the 2018 prepayment. If any of the 2018 Prepayment remains uncredited as of December 31, 2021, BASF may require that the Company repay the uncredited amount to BASF.

Pursuant to the first addendum to the Supply Agreement, on January 30, 2019, BASF made an additional prepayment in the amount of $5.0 million to the Company (the 2019 Prepayment). As of January 1, 2020, 50.0% of any amounts that the Company invoices for the newly developed product sold to BASF will be credited against the outstanding balance of the 2019 Prepayment. After December 31, 2022, BASF may require that the Company credit an additional 24.7% of any amounts invoiced by the Company for Spaceloft A2 product sold to BASF against the outstanding balance of the 2019 Prepayment, if any, or may require that the Company repay the uncredited amount of the 2019 Prepayment to BASF in full.

As of March 31, 2020, the Company had received $10.0 million in prepayments from BASF and applied approximately $0.1 million of credits against amounts invoiced. The prepayments are recorded on the balance sheet as a prepayment liability, net of the current portion of $0.2 million at both March 31, 2020 and December 31, 2019, which is included within deferred revenue. The amounts and terms of additional prepayment installments, if any, are subject to negotiation between the Company and BASF.

Revolving Line of Credit

The Company is party to an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (Loan Agreement). On March 3, 2020, the Loan Agreement was amended to extend the maturity date of the revolving credit facility to April 28, 2021.

Under the revolving credit facility, the Company is permitted to borrow a maximum of $20.0 million, subject to continued covenant compliance and borrowing base requirements. At the Company’s election, the interest rate applicable to borrowings under the revolving credit facility may be based on prime rate or LIBOR. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 2.00% per annum, while LIBOR-based rates vary from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum. In addition, the Company is required to pay a monthly unused revolving line of credit facility fee of 0.5% per annum of the average unused portion of the revolving credit facility.

Under the Loan Agreement, the Company is required to comply with both non-financial and financial covenants, including a minimum Adjusted EBITDA covenant, as defined. At March 31, 2020, the Company was in compliance with all such covenants. Obligations under the Loan Agreement are secured by a security interest in all assets of the Company, including those at the East Providence facility, except for certain exclusions. The Company intends to extend or replace the facility prior to its maturity.

At March 31, 2020 and December 31, 2019, the Company had zero and $4.2 million, respectively, drawn on the revolving credit facility. In addition, the Company has been required to provide letters of credit to secure obligations under certain commercial contracts and other obligations. The Company had outstanding letters of credit backed by the revolving credit facility of $1.2 million and $0.9 million at March 31, 2020 and December 31, 2019, respectively, which reduce the funds otherwise available to the Company under the facility.

At March 31, 2020, the amount available to the Company under the revolving credit facility was $8.8 million after giving effect to $1.2 million of outstanding letters of credit.

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

On January 1, 2019, the Company adopted ASU 2016-02 which modifies the accounting for leases and requires that all leases be recorded on the consolidated balance sheets as assets and liabilities. The Company adopted this standard using the modified retrospective transition approach with the effective date as the date of initial application. The Company also elected the package of practical expedients under the new standard, which permits the Company to not reassess prior conclusions about lease identification, lease classification, and initial direct costs. In addition, the Company elected the short-term lease recognition exemption under which the Company will not recognize right-of-use (ROU) assets or lease liabilities for all leases that qualify. The Company also elected the practical expedient to not separate non-lease components from the associated lease components for all of its equipment leases.

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

Maturities of operating lease liabilities at March 31, 2020 are as follows:

Year	Operating Leases
(In thousands)
2020 (excluding the three months ended March 31, 2020)	1,078
2021	1,266
2022	1,183
2023	1,127
2024	651
Thereafter	1,050
Total lease payments	6,355
Less imputed interest	(1,147)
Total lease liabilities	$5,208

The Company incurred operating lease costs of $0.3 million during both the three months ended March 31, 2020 and 2019. Cash payments related to operating lease liabilities were $0.4 million during both the three months ended March 31, 2020 and 2019.

At March 31, 2020, the weighted average remaining lease term for operating leases was 5.2 years. At March 31, 2020, the weighted average discount rate for operating leases was 7.8%.

As of March 31, 2020, the Company has additional operating equipment leases with total lease payments of $0.3 million that have not commenced. These operating leases will commence during fiscal year 2020 and have a weighted average lease term of 4.0 years.

(9) Net Loss Per Share

The computation of basic and diluted net loss per share consists of the following:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands, except share and per share data)
Numerator:
Net loss	$(3,169)	$(6,002)
Denominator:
Weighted average shares outstanding, basic and diluted	25,194,292	23,930,613
Net loss per share, basic and diluted	$(0.13)	$(0.25)

Potentially dilutive common shares that were excluded from the computation of diluted net loss per share because they were anti-dilutive consist of the following:

	Three Months Ended
	March 31,
	2020	2019
Common stock options	4,143,821	3,625,011
Restricted common stock units	720,969	1,102,852
Restricted common stock awards	128,453	136,187
Total	4,993,243	4,864,050

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

(11) Subsequent Events

The Company has evaluated subsequent events through May 4, 2020, the date of issuance of the consolidated financial statements for the three months ended March 31, 2020.

On May 1, 2020, Aspen Aerogels Rhode Island, LLC (Borrower), a wholly-owned subsidiary of the Company, executed a promissory note (the Loan Documents) in favor of Northeast Bank (PPP Lender) to receive an unsecured loan for a principal amount of $3,685,800 (the SBA Loan) pursuant to the Paycheck Protection Program (PPP) established by the Coronavirus Aid, Relief and Economic Security Act (CARES Act) and administered by the U.S. Small Business Administration (SBA). The Borrower conferred with representatives of the SBA prior to finalizing the SBA Loan. The PPP loan matures in two years from the date of the note and has an interest rate of 1% per annum, which interest begins to accrue on the date of the note, with a deferral of payments for the first six months. The principal and interest are payable in equal monthly installments, beginning on the first business day after the end of the six-month deferment period. There is no prepayment penalty. The principal amount of the loan may be forgiven upon application to the PPP Lender after eight weeks. Such forgiveness will be determined by the PPP Lender, subject to guidelines from the SBA and other limitations, based on the use of loan proceeds for payroll costs, any payment of interest on a covered mortgage obligation and rent or utility costs over the eight-week period following receipt of the loan proceeds. The amount of SBA Loan forgiveness shall be calculated in accordance with the requirements of the PPP, including the provisions of Section 1106 of the CARES Act, although no more than 25% of the amount forgiven can be attributable to non-payroll costs. There is no guarantee that Borrower may secure forgiveness of the PPP Loan in whole or in part. The amount of loan forgiveness will be reduced if the borrower fails to maintain the number of employees or reduces salaries below certain levels during the eight-week period. The Borrower intends to use the proceeds for purposes consistent with the PPP and if so used, believes that its use of the loan proceeds will meet the conditions for forgiveness of at least a portion of the loan. The promissory note evidencing the SBA Loan contain customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note, and defaults under any loan or agreement with another debtor, including our credit facility with SVB, if the PPP Lender believes such default may materially affect the Borrower’s ability to repay the SBA Loan. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Borrower, and/or filing suit and obtaining judgment against the Borrower. The SBA loan helps preserve jobs and supports the ongoing operations of the Borrower as it continues to develop and manufacture innovative, high-performance aerogel insulation used primarily in the energy infrastructure and building materials markets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission (SEC) on March 6, 2020, which we refer to as the Annual Report.

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

We manufacture our products using our proprietary technology at our facility in East Providence, Rhode Island. We have operated the East Providence facility since 2008 and had increased our annual capacity through 2017 to 50 million square feet of aerogel blankets. During 2018, we initiated a series of projects, which we refer to as EP20, designed to increase this capacity to 60 million square feet of aerogel blankets by the end of 2020. As of March 31, 2020, we had increased our annual capacity to 55 million square feet of aerogel blankets as a result of this initiative and believe we are on track to achieve our EP20 goals by the end of 2020.

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

BASF made a prepayment to us of $5.0 million during 2018. As of January 1, 2019, 25.3% of any amounts that we invoice for Spaceloft A2 sold to BASF will be credited against the outstanding balance of the 2018 prepayment. If any amount of the 2018 prepayment remains uncredited at December 31, 2021, BASF may require that we repay the uncredited amount to BASF. In January 2019, BASF made an additional prepayment to us of $5.0 million. As of January 1, 2020, 50% of any amounts that we invoice for a newly developed product sold to BASF will be credited against the outstanding balance of the 2019 prepayment. After December 31, 2022, BASF may require that we credit 24.7% of any amounts we invoice for Spaceloft A2 sold to BASF against the outstanding balance of the 2019 prepayment or may require that we repay the uncredited amount to BASF.

On February 18, 2020, we completed an underwritten public offering of 1,955,000 shares of our common stock at an offering price of $8.25 per share. We received net proceeds of $14.8 million after deducting underwriting discounts and commissions of $1.1 million and offering expenses of approximately $0.3 million.

On March 3, 2020, we amended our revolving credit facility with Silicon Valley Bank to extend the maturity date of the facility to April 28, 2021. Under our revolving credit facility, we are permitted to borrow a maximum of $20.0 million, subject to continued covenant compliance and borrowing base requirements. At our election, the interest rate applicable to borrowings under the revolving credit facility may be based on the prime rate or LIBOR. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 2.00% per annum, while LIBOR-based rates vary from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum. In addition, we are required to pay a monthly unused revolving line of credit facility fee of 0.5% per annum of the average unused portion of the revolving credit facility. The credit facility has also been amended to establish certain minimum Adjusted EBITDA levels with respect to the minimum Adjusted EBITDA financial covenant for the extended term. We intend to extend or replace the facility prior to its maturity.

Our revenue for the three months ended March 31, 2020 was $28.4 million, which represented an increase of $0.5 million, or 2%, from the three months ended March 31, 2019. Net loss for the three months ended March 31, 2020 was $3.2 million and net loss per share was $0.13. Net loss for the three months ended March 31, 2019 was $6.0 million and net loss per share was $0.25.

At present, we are not certain of the extent of the impact that the COVID-19 pandemic and the global oil market volatility may have on our business. Our manufacturing facility remains operational and we have not encountered any significant disruption to our supply chain or our ability to deliver to our customers. However, the demand for our products has been negatively impacted and we expect to experience a year-over-year decrease in total revenue.

In response to this general uncertainty in the market for our products, we have taken a number of actions to reduce expenses, including wage reductions, temporary suspension of board fees and selected reductions to discretionary expenses. In addition, as permitted by the Coronavirus Aid, Relief and Economic Security Act (CARES Act), we have elected to defer certain payments of our employer share of Social Security tax that would otherwise be required to be paid during the period beginning on March 27, 2020 and ending December 31, 2020. The CARES Act allows employers to deposit 50 percent of the deferred taxes on or before December 31, 2021, and the remaining 50 percent by December 31, 2022. We are also prepared to temporarily curtail operations in our East Providence, Rhode Island manufacturing facility if necessary to ensure the safety of our employees or to align capacity with the expected lower demand. However, these reductions and any subsequent actions we may take may not be sufficient to offset the impact of the expected decrease in revenue and we are likely to experience a year-over-year increase in net loss and decrease in Adjusted EBITDA in 2020.

Key Metrics and Non-GAAP Financial Measures

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Square Foot Operating Metric

We price our product and measure our product shipments in square feet. We estimate our annual capacity was 55 million square feet of aerogel blankets at March 31, 2020. We believe the square foot operating metric allows us and our investors to measure our manufacturing capacity and product shipments on a uniform and consistent basis. The following chart sets forth product shipments in square feet associated with recognized revenue, including revenue recognized over time utilizing the input method, for the periods presented:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Product shipments in square feet	8,165	8,685

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

The following table presents a reconciliation of net loss, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Net loss	$(3,169)	$(6,002)
Depreciation and amortization	2,563	2,532
Stock-based compensation(1)	992	878
Interest expense	83	41
Adjusted EBITDA	$469	$(2,551)

(1)	Represents non-cash stock-based compensation related to vesting and modifications of stock option grants, vesting of restricted stock units and vesting of restricted common stock.

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

At present, we are not certain of the extent of the impact that the COVID-19 pandemic and the global oil market volatility may have on our business. Our manufacturing facility remains operational and we have not yet encountered any significant disruption to our supply chain or our ability to deliver to our customers. However, the demand for our products has been negatively impacted and we expect to experience a year-over-year decrease in total revenue.

Cost of Revenue

Cost of product revenue consists primarily of materials and manufacturing expense. Cost of product revenue is recorded when the related product revenue is recognized.

Material is our most significant component of cost of product revenue and includes fibrous batting, silica materials and additives. Material costs as a percentage of product revenue vary from product to product due to differences in average selling prices, material requirements, product thicknesses and manufacturing yields. In addition, we provide warranties for our products and record the estimated cost within cost of revenue in the period that the related revenue is recorded or when we become aware that a potential warranty claim is probable and can be reasonably estimated. As a result of these factors, material costs as a percentage of product revenue will vary from period to period due to changes in the mix of aerogel products sold, the costs of our raw materials or the estimated cost of warranties. We expect that material costs will decrease in absolute dollars during 2020 as we implement lower cost product formulations, seek enhanced yields and potentially as a result of any decrease in demand for our products associated with the COVID-19 pandemic and the global oil market volatility.

Manufacturing expense is also a significant component of cost of revenue. Manufacturing expense includes labor, utilities, maintenance expense, and depreciation on manufacturing assets. Manufacturing expense also includes stock-based compensation of manufacturing employees and shipping costs. We expect that manufacturing expense will decline in absolute dollars during 2020 principally due to our plan to reduce compensation costs and discretionary expenses in response to the general uncertainty in demand for our products associated with the COVID-19 pandemic and the global oil market volatility.

In total, we expect that cost of product revenue will decrease in absolute dollars during 2020, but may either increase or decrease as a percentage of product revenue versus 2019 due to uncertainty in our 2020 revenue levels associated with the COVID-19 pandemic and the global oil market volatility.

Cost of research services revenue consists of direct labor costs of research personnel engaged in contract research, third-party consulting and subcontractor expense, and associated direct material costs. This cost of revenue also includes overhead expenses associated with project resources, development tools and supplies. Cost of research services revenue is recorded when the related research services revenue is recognized. We expect cost of research services will decline as we wind down our existing contract research activities during 2020.

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

During 2020, the demand for our products has been negatively impacted due to the COVID-19 pandemic and the global oil market volatility and we expect to experience a year-over-year decrease in total revenue. We also expect that material costs will decrease as a result of lower cost product formulations, enhanced yields and potentially due to any decrease in demand for our products. In addition, we expect that manufacturing expenses will decline principally due to our plan to reduce compensation costs and discretionary expenses. However, these material cost and manufacturing reductions may not be sufficient to offset the impact of the expected decrease in revenue and we are likely to experience a year-over-year decrease in gross profit both in absolute dollars and as a percentage of revenue during 2020.

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

We expect that operating expenses will decline in absolute dollars during 2020 principally due to our plan to reduce compensation costs and discretionary expenses in response to the general uncertainty in demand for our products associated with the COVID-19 pandemic and the global oil market volatility. However, operating expenses may either increase or decrease as a percentage of revenue versus 2019 due to the uncertain impact that the COVID-19 pandemic and the global oil market volatility may have on our 2020 revenue levels.

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

We expect that research and development expenses will decline in absolute dollars during 2020 principally due to our plan to reduce compensation costs and discretionary expenses in response to the general uncertainty in demand for our products. However, research and development expenses may either increase or decrease as a percentage of revenue versus 2019 due to the uncertain impact that the COVID-19 pandemic and the global oil market volatility may have on our 2020 revenue levels.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs, incentive compensation, marketing programs, travel and related costs, consulting expenses and facilities related costs.

We expect that sales and marketing expenses will decline in absolute dollars during 2020 principally due to our plan to reduce compensation costs and discretionary expenses in response to the general uncertainty in demand for our products. However, sales and marketing expenses may either increase or decrease as a percentage of revenue versus 2019 due to the uncertain impact that the COVID-19 pandemic and the global oil market volatility may have on our 2020 revenue levels.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, legal expenses, consulting and professional services, audit and tax consulting costs, and expenses for our executive, finance, legal, human resources and information technology organizations. General and administrative expenses have increased as we have incurred additional costs related to operating as a publicly-traded company, which include costs of compliance with securities regulations, corporate governance and related laws and regulations, investor relations expenses, increased insurance premiums, including director and officer insurance, and increased audit and legal fees. In addition, we expect our general and administrative expenses to increase as we add general and administrative personnel to support the anticipated growth of our business. We also expect that the patent enforcement actions, described in more detail under “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q, if protracted, could result in significant legal expense over the medium to long-term.

We expect that general and administrative expenses will decline in absolute dollars during 2020 principally due to our plan to reduce compensation costs and discretionary expenses in response to the general uncertainty in demand for our products. However, general and administrative expenses may either increase or decrease as a percentage of revenue versus 2019 due to the uncertain impact that the COVID-19 pandemic and the global oil market volatility may have on our 2020 revenue levels.

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

Results of Operations

Three months ended March 31, 2020 compared to the three months ended March 31, 2019

The following tables set forth a comparison of the components of our results of operations for the periods presented:

Revenue

	Three Months Ended March 31,
	2020		2019		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Revenue:
Product	$28,307	100%	$26,785	96%	$1,522	6%
Research services	112	0%	1,127	4%	(1,015)	(90)%
Total revenue	$28,419	100%	$27,912	100%	$507	2%

The following chart sets forth product shipments in square feet associated with recognized revenue, including revenue recognized over time utilizing the input method, for the periods presented:

	Three Months Ended March 31,		Change
	2020	2019	Amount	Percentage
Product shipments in square feet (in thousands)	8,165	8,685	(520)	(6)%

Total revenue increased $0.5 million, or 2%, to $28.4 million for the three months ended March 31, 2020 from $27.9 million in the comparable period in 2019 as a result of an increase in product revenue, offset, in part, by a decrease in research services revenue.

Product revenue increased by $1.5 million, or 6%, to $28.3 million for the three months ended March 31, 2020 from $26.8 million in the comparable period in 2019. This increase was principally the result of growth in the US petrochemical and refinery markets, an increase in project-based demand in the LNG market, the impact of price increases enacted in 2019 and 2020, and a favorable mix of products sold, offset, in part, by decreases in project-based demand in the subsea market and the Canadian petrochemical and refinery market.

Product revenue for the three months ended March 31, 2020 included $7.0 million to a North American distributor and $4.6 million to an Asian LNG project contractor. Product revenue for the three months ended March 31, 2019 included $5.6 million to a North American distributor and $4.5 million to a European subsea contractor.

The average selling price per square foot of our products increased by $0.39, or 13%, to $3.47 per square foot for the three months ended March 31, 2020 from $3.08 per square foot for the three months ended March 31, 2019. The increase in average selling price principally reflected the impact of price increases enacted in 2019 and 2020. This increase in average selling price had the effect of increasing product revenue by $3.1 million for the three months ended March 31, 2020 from the comparable period in 2019.

In volume terms, product shipments decreased by 0.5 million square feet, or 6%, to 8.2 million square feet of aerogel products for the three months ended March 31, 2020, as compared to 8.7 million square feet for the three months ended March 31, 2019. The decrease in product volume had the effect of decreasing product revenue by $1.6 million for the three months ended March 31, 2020 from the comparable period in 2019.

Research services revenue decreased $1.0 million, or 90%, to $0.1 million for the three months ended March 31, 2020 from $1.1 million in the comparable period in 2019. The decrease was primarily due to our decision to wind down our contract research activities during 2020 to focus our research and development resources on improving our existing business profitability on developing new products and next generation technology with application in new, high value market segments.

Product revenue was nearly 100% of total revenue for the three months ended March 31, 2020 and 96% of total revenue for the three months ended March 31, 2019. Research services revenue was less than 1% of total revenue for the three months ended March 31, 2020 and 4% of total revenue for the three months ended March 31, 2019.

Cost of Revenue

	Three Months Ended March 31,
	2020			2019			Change
		Percentage of Related	Percentage of Total		Percentage of Related	Percentage of Total
	Amount	Revenue	Revenue	Amount	Revenue	Revenue	Amount	Percentage
	($ in thousands)
Cost of revenue:
Product	$22,399	79%	79%	$23,478	88%	84%	$(1,079)	(5)%
Research services	40	36%	0%	716	64%	3%	(676)	(94)%
Total cost of revenue	$22,439	79%	79%	$24,194	87%	87%	$(1,755)	(7)%

Total cost of revenue decreased $1.8 million, or 7%, to $22.4 million for the three months ended March 31, 2020 from $24.2 million in the comparable period in 2019. The decrease in total cost of revenue was the result of decreases in both product cost of revenue and research services cost of revenue.

Product cost of revenue decreased by $1.1 million, or 5%, to $22.4 million for the three months ended March 31, 2020 from $23.5 million in the comparable period in 2019. The $1.1 million decrease was the result of a $1.5 million decrease in material costs, offset, in part, by a $0.4 million increase in manufacturing expense. The decrease in material costs was the result of the 0.5 million square feet, or 6%, decrease in total product shipments, the impact of lower cost product formulations and material purchasing efficiencies, and a favorable mix of products sold. The increase in manufacturing expense was the result of increases in compensation and related costs of $0.4 million, maintenance expense of $0.1 million, and other manufacturing expenses of $0.1 million, offset, in part, by a decrease in utilities expense of $0.2 million.

Product cost of revenue as a percentage of product revenue decreased to 79% during the three months ended March 31, 2020 from 88% during the three months ended March 31, 2019. This decrease was driven by both the decrease in product cost of revenue and the increase in product revenue during the three months ended March 31, 2020.

Research services cost of revenue decreased $0.7 million, or 94%, to less than $0.1 million for the three months ended March 31, 2020 from $0.7 million for the comparable period in 2019. Cost of research service revenue as a percentage of research services revenue decreased to 36% during the three months ended March 31, 2020 from 64% in the comparable period in 2019 due to a decrease in the proportion of third-party services utilized to support the contracted research.

Gross Profit

	Three Months Ended March 31,
	2020		2019		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Gross profit	$5,980	21%	$3,718	13%	$2,262	61%

Gross profit increased by $2.3 million, or 61%, to $6.0 million for the three months ended March 31, 2020 from $3.7 million in the comparable period in 2019. The increase in gross profit was the result of the $0.5 million increase in total revenue and the $1.8 million decrease in total cost of revenue. The increase in revenue was principally associated with growth in the US petrochemical and refinery markets, an increase in project-based demand in the LNG market, the impact of price increases enacted in 2019 and 2020, and a favorable mix of products sold, offset, in part, by decreases in project-based demand in the subsea market and the Canadian petrochemical and refinery markets. The decrease in total cost of revenue was the result of the 0.5 million square feet, or 6%, decrease in total product shipments, the impact of lower cost product formulations and material purchasing efficiencies, and a favorable mix of products sold, offset, in part, by an increase in manufacturing expense.

Gross profit as a percentage of total revenue increased to 21% of total revenue for the three months ended March 31, 2020 from 13% in the comparable period in 2019.

Research and Development Expenses

	Three Months Ended March 31,
	2020		2019		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Research and development expenses	$2,227	8%	$1,928	7%	$299	16%

Research and development expenses increased by $0.3 million, or 16%, to $2.2 million for the three months ended March 31, 2020 from $1.9 million in the comparable period in 2019. The $0.3 million increase was the result of increases in compensation and related costs of $0.2 million and other research and development costs of $0.1 million.

Research and development expenses as a percentage of total revenue increased to 8% for the three months ended March 31, 2020 from 7% in the comparable period in 2019 due to the increase in research and development expenses, offset, in part, by the increase in revenue during the three months ended March 31, 2020.

Sales and Marketing Expenses

	Three Months Ended March 31,
	2020		2019		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Sales and marketing expenses	$3,324	12%	$3,511	13%	$(187)	(5)%

Sales and marketing expenses decreased by $0.2 million, or 5%, to $3.3 million from $3.5 million in the comparable period in 2019. The $0.2 million decrease was the result of decreases in compensation and related costs of $0.3 million and travel expense of $0.1 million, offset, in part, by an increase in sales consultant expense of $0.2 million.

Sales and marketing expenses as a percentage of total revenue decreased to 12% for the three months ended March 31, 2020 from 13% in the comparable period in 2019 due to both the decrease in sales and marketing expenses and the increase in revenue.

General and Administrative Expenses

	Three Months Ended March 31,
	2020		2019		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
General and administrative expenses	$3,515	12%	$4,240	15%	$(725)	(17)%

General and administrative expenses decreased by $0.7 million, or 17%, to $3.5 million during the three months ended March 31, 2020 from $4.2 million in the comparable period in 2019. The $0.7 million decrease was the result of decreases in compensation and related costs of $0.4 million, patent enforcement costs of $0.2 million and other general and administrative costs of $0.1 million

General and administrative expenses as a percentage of total revenue decreased to 12% for the three months ended March 31, 2020 from 15% in the comparable period in 2019 due to the both the decrease in general and administrative expenses and the increase in revenue.

Interest Expense, net

	Three Months Ended March 31,
	2020		2019		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Interest expense, net	$(83)	(0)%	$(41)	(0)%	$(42)	102%

Interest expense, net, consists primarily of fees and interest expense associated with outstanding balances under our revolving credit agreement and was $0.1 million and less than $0.1 million during the three months ended March 31, 2020 and 2019, respectively.

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

Through 2015, we experienced revenue growth and gained share in our target markets. Despite a decline in revenue in 2016, 2017 and 2018, we experienced strong growth in revenue, gross profit and cash flows from operations during 2019. Our financial projections anticipate long-term revenue growth, increasing levels of gross profit and improved cash flow from operations. To support this growth, we initiated a plan in 2018 to increase the capacity of our East Providence, Rhode Island manufacturing facility to approximately 60 million square feet of aerogel blankets by the end of 2020. We may incur additional capital expenditures to complete this plan during 2020.

We have taken several actions to date in 2020 to increase the financial resources available to support current operating requirements, capacity expansions and strategic investments. In February 2020, we completed an underwritten public offering of our common stock and received net proceeds of $14.8 million. In March 2020, we extended the maturity of our revolving credit facility with Silicon Valley Bank to April 28, 2021. On May 1, 2020, our subsidiary, Aspen Aerogels Rhode Island, LLC, executed a promissory note to receive loan proceeds of approximately $3.7 million under the Paycheck Protection Program (PPP) of the CARES Act.

We believe that our existing cash balance, expected PPP loan proceeds, and available credit will be sufficient to support operations, complete the planned capacity expansion of our East Providence manufacturing facility and to fund our planned strategic business initiatives.

However, we are not certain of the extent of the impact that the COVID-19 pandemic and the global oil market volatility may have on our business. The demand for our products has been negatively impacted and we expect to experience a year-over-year decrease in total revenue.

In response to the general uncertainty in demand for our products, we instituted a number of actions to reduce expenses and to improve liquidity during the first quarter and April 2020. However, these actions and any subsequent actions we may take may not be sufficient to offset the impact of the expected decrease in revenue and we are likely to experience a year-over-year increase in net loss, a decrease in Adjusted EBITDA and an increase in cash used in operating activities during 2020.

As a result, we may need to supplement our cash balance, expected PPP loan proceeds, and available credit with additional debt financings, customer prepayments, technology licensing fees or equity financings to provide the capital necessary to fund operating requirements, complete future capacity expansions or to support evolving strategic business initiatives.

Primary Sources of Liquidity

Our principal sources of liquidity are currently our cash and cash equivalents and our revolving credit facility with Silicon Valley Bank. Cash and cash equivalents consist primarily of cash and money market accounts on deposit with banks. As of March 31, 2020, we had $11.8 million of cash and cash equivalents.

On February 18, 2020, we completed an underwritten public offering of 1,955,000 shares of our common stock at an offering price of $8.25 per share. We received net proceeds of $14.8 million after deducting underwriting discounts and commissions of $1.1 million and offering expenses of approximately $0.3 million.

On May 1, 2020, our wholly-owned subsidiary, Aspen Aerogels Rhode Island, LLC, secured a PPP loan established as part of the CARES Act for the principal amount of approximately $3.7 million. The PPP loan and related accrued interest may be forgivable after eight weeks by application to the PPP lender provided that the subsidiary maintain the payroll level and use the loan proceeds for eligible purposes, including payroll, benefits, rent, and utilities of the subsidiary. The amount of loan forgiveness will be reduced if the subsidiary does not maintain the number of employees or reduce their salaries below certain levels during the eight-week period. The

PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. Our subsidiary intends to use the proceeds for purposes consistent with the PPP and we believe that our subsidiary’s use of the loan proceeds will meet the conditions for forgiveness of at least a portion of the loan.

At March 31, 2020, we had no outstanding borrowings under our revolving credit facility with Silicon Valley Bank, $1.2 million of outstanding letters of credit secured by the revolving credit facility and an obligation of $9.9 million associated with prepayments received pursuant to our supply agreement with BASF.

We have maintained the revolving credit facility, as amended from time to time, with Silicon Valley Bank since March 2011. On March 3, 2020, our revolving credit facility was amended to extend the maturity date of the facility to April 28, 2021. The amendment to the credit facility also established certain minimum Adjusted EBITDA levels with respect to the minimum Adjusted EBITDA financial covenant for the extended term.

Under our revolving credit facility, we are permitted to borrow a maximum of $20.0 million, subject to continued covenant compliance and borrowing base requirements. At our election, the interest rate applicable to borrowings under the revolving credit facility may be based on the prime rate or LIBOR. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 2.00% per annum, while LIBOR-based rates vary from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum. In addition, we are required to pay a monthly unused revolving line of credit facility fee of 0.5% per annum of the average unused portion of the revolving credit facility. We intend to extend or replace the facility prior to its maturity.

Under the revolving credit facility, we are required to comply with both non-financial and financial covenants, including the minimum Adjusted EBITDA covenant, as defined in the loan agreement. At March 31, 2020, we were in compliance with all such covenants.

The amount available to us under the facility at March 31, 2020 was $8.8 million after giving effect to the $1.2 million of letters of credit outstanding.

Analysis of Cash Flow

Net Cash Used in Operating Activities

During the three months ended March 31, 2020, we used $1.4 million in net cash in operating activities, as compared to the use of $3.0 million in net cash during the comparable period in 2019, a decrease in the use of cash of $1.6 million. This decrease in use of cash was the result of a decrease in net loss adjusted for non-cash items of $3.0 million, offset, in part, by an increase in cash used by changes in operating assets and liabilities of $1.4 million.

Net Cash Used in Investing Activities

Net cash used in investing activities is primarily related to capital expenditures to support our growth. Net cash used in investing activities for the three months ended March 31, 2020 and 2019 was $0.9 million and $0.6 million, respectively, in capital expenditures primarily for machinery and equipment to improve the capacity, throughput, efficiency and reliability of our East Providence facility.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2020 totaled $10.4 million and consisted of $19.4 million in borrowings under our line of credit and $14.8 million in net proceeds from an underwritten public offering of our common stock, offset, in part, by $22.6 million of repayments under our line of credit and $1.2 million in cash used for payments made for employee tax withholdings associated with the vesting of restricted stock units.

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

Certain Factors That May Affect Future Results of Operations

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about: our beliefs in the appropriateness of our assumptions, the accuracy of our estimates regarding expenses, loss contingencies, future revenues, future profits, uses of cash, available credit, expected SBA Loan Proceeds, capital requirements, and the need for additional financing to operate our business, including to complete the planned capacity expansion of our East Providence manufacturing facility, and to fund our planned strategic business initiatives; the performance of our aerogel blankets; our expectation that we will be successful in obtaining, enforcing and defending our patents against competitors and that such patents are valid and enforceable; our belief that our products possess strong competitive advantages over traditional insulation materials, including the superior thermal performance and the thin, easy-to-use and durable blanket form of our products; our plans to expand capacity in our East Providence, Rhode Island manufacturing facility; our estimates of annual production capacity; our expectation to achieve our EP20 goals by the end of 2020; our strategic partnership with BASF and the potential benefits of such a relationship, including the potential for it to create new product and market opportunities; our supply agreement with BASF, our supply to BASF of its Spaceloft A2 product and newly developed product, the potential for future cash advances from BASF under our supply agreement with BASF (payment of which are subject to certain conditions) to provide a source of financing for some portion of the cost of the planned capacity expansion in our East Providence, Rhode Island manufacturing facility and the potential for BASF to become a significant customer for our products; our joint development agreement with BASF, and the potential for it to support the development of new aerogel products and technologies; our beliefs about the usefulness of the square foot operating metric; our beliefs about the financial metrics that are indicative of our core performance; our beliefs about the usefulness of our presentation of Adjusted EBITDA; our expectations about the effect of manufacturing capacity on financial metrics such as Adjusted EBITDA; our expectations about future revenues, expenses, gross profit, net loss, loss per share and Adjusted EBITDA, sources and uses of cash, capital requirements and the sufficiency of our existing cash balance and available credit; our beliefs about the outcome, effects or estimated costs of current or potential litigation or their respective timing, including expected legal expense in connection with our patent enforcement actions; our plans to devote substantial resources to the development of new aerogel technology; our expectations about product mix; our expectations about future material costs and manufacturing expenses as a percentage of revenue; our expectations of future gross profit and the effect of manufacturing expenses, manufacturing capacity and productivity on gross profit; our expectations about our resources and other investments in new technology and related research and development activities and associated expenses; our expectations about short and long term (a) research and development (b) general and administrative and (c) sales and marketing expenses; our expectations of revenue growth, increased gross profit, and improving cash flows over the long term; our intentions about managing capital expenditures and working capital balances; our expectations about incurring significant capital expenditures in the future; our expectations about the expansion of our workforce and resources and its effect on sales and marketing, general and administrative, and related expenses; our expectations about future product revenue and demand for our products; our expectations about the effect of stock based compensation on various costs and expenses; our expectations about potential sources of future financing; our beliefs about the impact of accounting policies on our financial statements; our beliefs about the effect of interest rates, inflation and foreign currency fluctuations on our results of operations and financial condition; our beliefs about the expansion of our international operations; our statements about the impact of major public health concerns, including the COVID-19 pandemic or other pandemics arising globally, and the future, and currently unknown, impact of the COVID-19 pandemic on our business and operations; our statements about the sufficiency of our current and future actions to address the impact of the COVID-19 pandemic on our business and operations, including our future revenue, Adjusted EBITDA and other financial metrics; our belief that we qualify for partial or complete forgiveness of the SBA Loan; and changes by governmental authorities regarding the CARES Act or related administrative matters and the Company’s and its subsidiary’s abilities to comply with the terms of the SBA Loans and the CARES Act, including to use the proceeds of the SBA Loans as described herein.

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

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business. At March 31, 2020, we had unrestricted cash and cash equivalents of $11.8 million. These amounts were held for working capital and capital expansion purposes and were invested primarily in deposit and money market accounts at a major financial institution in North America. Due to the short-term nature of these investments, we believe that our exposure to changes in the fair value of our cash as a result of changes in interest rates is not material.

As of March 31, 2020, we had no borrowings outstanding on our revolving credit facility. At March 31, 2020, we had $1.2 million of outstanding letters of credit supported by the revolving credit facility.

Under our revolving credit facility, we are permitted to borrow a maximum of $20.0 million, subject to continued covenant compliance and borrowing base requirements. At our election, the interest rate applicable to borrowings under the revolving credit facility may be based on the prime rate or LIBOR. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 2.00% per annum, while LIBOR-based rates vary from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum. In addition, we are required to pay a monthly unused revolving line of credit facility fee of 0.5% per annum of the average unused portion of the revolving credit facility. The maturity date of our revolving credit facility is April 28, 2021.

At March 31, 2020, the amount available to us under the revolving credit facility was $8.8 million after giving effect to the $1.2 million of letters of credit outstanding under the facility.

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

As of March 31, 2020, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In addition, our principal executive officer and principal financial officer have concluded that the impact of the COVID-19 pandemic did not impact our ability to maintain our internal controls over financial reporting and disclosure controls and procedures.

(b) Changes in Internal Controls.

During the three months ended March 31, 2020, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

Patent Enforcement Actions

In May 2016, we filed a complaint for patent infringement against Nano Tech Co., Ltd. (Nano), and Guangdong Alison Hi Tech., Ltd. (Alison) in the International Trade Commission, or ITC. In the ITC complaint, we alleged that these two China-based companies have engaged and are engaging in unfair trade practices by importing aerogel products in the United States that infringe, and/or are manufactured by processes that infringe, several of our patents in violation of Section 337 of the Tariff Act of 1930. In the ITC complaint, we sought exclusion orders from the ITC that direct the United States Customs and Border Protection to stop the importation of these infringing products. In February 2018, the ITC issued its final determination confirming the Administrative Law Judge, or ALJ’s, previous initial determination that Nano and Alison had infringed asserted Aspen patents and that they have not proven the patents are invalid except with respect to one dependent product claim, which the ITC found was not infringed. The ITC affirmed that Alison and Nano each violated Section 337 of the Tariff Act and issued a limited exclusion order prohibiting importation of infringing aerogel insulation products manufactured by Alison and Nano. Alison unsuccessfully appealed the ITC determination with respect to a product patent to the United States Court of Appeals for the Federal Circuit (CAFC), which affirmed the validity of our patent. The exclusion order, which is enforced by the United States Customs and Border Protection, is currently in effect. Additionally, the United States Patent and Trademark Office, or USPTO, denied Alison’s requests to invalidate the claims of four of our patents in Inter-Partes Review. Alison also filed multiple similar requests with the Chinese Patent Office, or SIPO, seeking to invalidate our Chinese manufacturing process patents and two of our Chinese product patents. With respect to one of those requests, not withdrawn previously by Alison, the Patent Reexamination Board of SIPO (PRB), issued a decision upholding the validity of Aspen’s issued patent as amended in the proceedings. Alison has appealed the PRB’s decision to the Beijing IP court. After the oral hearing at the Beijing IP court, we are awaiting the decision by the court. Nano has also filed a request seeking invalidation of a product patent at PRB of SIPO on which the oral hearing took place in July 2019. After the oral hearing, Nano withdrew its invalidation request. On September 23, 2019, Alison filed another request to invalidate the same patent, whose prior validity opinion by PRB is currently on appeal at the Beijing IP Court. After conducting an oral hearing, PRB issued a decision on January 23, 2020 denying Alison’s latest invalidation request of this patent.

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

Nano and Alison also filed an opposition to one of the asserted patents at the European Patent Office (EPO). In December 2018, the opposition division of EPO determined the patent, EP2813338 (338 Patent), was invalid on formality grounds and decided to revoke it, which determination is currently under appeal at the EPO Board of appeals. On March 19 and 20, 2019 the German Federal Patent Court in Munich conducted oral proceedings and voided four claims in EP2415577 (577 Patent) and confirmed the validity of challenged claims in EP2422950 (950 Patent) within the scope of silica gels. Nano has filed another nullity action seeking to invalidate the remaining claims in the 577 Patent on which proceedings are ongoing. The Mannheim court issued two decisions on December 23, 2019 finding that Alison infringed the 577 Patent and the 950 Patent and also issued injunctions prohibiting Alison from continuing infringement in connection with any aerogel sheets. The December 2019 decisions against Alison have now become final and binding. The infringement proceedings at the Mannheim court based on the 577 Patent and the 950 Patent are currently ongoing against Nano.

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

Brazilian Enforcement Action

In August 2018, we filed an enforcement suit against Qualiman Engenharia E Montagens LTDA, or Qualiman, one of our South American customers, in civil court in Sao Paulo, Brazil seeking payment of past due invoices totaling approximately $2.9 million. In October 2018, the Brazilian court ruled in our favor with respect to Qualiman’s obligation to pay us immediately. As part of the remedy, the Court ordered Qualiman’s customer, Petroleo Brasilero S.A., or Petrobras, to redirect part of its payments to Qualiman to a court-administered bank account and other appropriate actions. Subsequently, we learned that Qualiman has laid off a substantial portion of its installers and threatened to walk away from Petrobras’ contract. In connection with such layoffs, a Brazilian labor court is addressing reparations to laid-off workers. We learned that Petrobras and Qualiman are seeking to renegotiate the contract between them in connection with this project. On February 26, 2019, an appeals court dismissed Qualiman’s appeal of the decision of the Sao Paulo civil court on the merits. Subsequent to this ruling, we recovered $0.3 million through these court actions. Additional recovery of unpaid amounts is unlikely due to Qualiman’s filing of judicial reorganization under Brazilian laws and its consequences on our recovery action.

Item 1A.	Risk Factors.

Other than the risk factor(s) provided below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, “Risk Factors,” in our Annual Report.

Our business, results of operations and financial condition could be materially adversely affected by the effects of widespread public health epidemics, including coronavirus and the resulting COVID-19 pandemic, that are beyond our control.

Any outbreaks of contagious diseases, public health epidemics and other adverse public health developments in countries where we, our customers and suppliers operate could have a material and adverse effect on our business, results of operations and financial condition. The recent novel strain of the coronavirus, initially limited to a region in China and now affecting the global community, including the United States, is expected to impact our operations, and the nature and extent of the impact may be highly uncertain and beyond our control. In particular, our sales globally, including to customers in the energy infrastructure and building materials markets that are impacted by the COVID-19 pandemic, could be negatively impacted as a result of disruption in demand, which could have a material adverse effect on our business, results of operations and financial condition. The COVID-19 pandemic has led to unprecedented drops in the demand for oil, which compounded with an increase or announced increase in output of oil by certain oil exporting countries has resulted in significant volatility in the price of oil, which may severely impact the demand for our products used in energy infrastructure facilities. In response to this general uncertainty in the market for our products, we have taken a number of actions to reduce expenses, including wage reductions, temporary suspension of board fees and selected reductions to discretionary expenses. In addition, as permitted by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), we have elected to defer certain payments of our employer share of Social Security tax that would otherwise be required to be paid during the period beginning on March 27, 2020 and ending December 31, 2020. The CARES Act allows employers to deposit 50 percent of the deferred taxes on or before December 31, 2021, and the remaining 50 percent by December 31, 2022. We may also temporarily curtail operations in our East Providence, Rhode Island manufacturing facility if necessary to ensure the safety of our employees or to align capacity with demand. However, such actions or any future actions we take may not be sufficient to offset the effects of potential reduction in sales as a result of any disruption in demand. Furthermore, suppliers of our raw materials may not be able to supply the materials that we require to manufacture our products according to our schedules and specifications. If our suppliers’ operations are impacted, we may need to seek alternate suppliers, which may be more expensive, may not be possible or may result in delays, each of which would affect the results of our operations. The duration of such a disruption, and related financial impact to us, cannot be accurately estimated at this time.

Uncertain factors relating to the COVID-19 pandemic include the duration of the outbreak, the severity of the disease, and the actions, or perception of actions that may be taken, to contain or treat its impact, including declarations of states of emergency, business closures, manufacturing restrictions and a prolonged period of travel, commercial and/or other similar restrictions and limitations. While the potential economic impact brought by and the duration of the coronavirus outbreak may be difficult to assess or predict, a widespread pandemic could result in significant or sustained disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, while we believe we have taken appropriate steps to maintain a safe workplace to protect our employees from contracting and spreading the coronavirus, including following the guidance set out from both the Occupational Safety and Health Administration and Centers for Disease Control and Prevention, we may not be able to prevent the spread of the virus among our employees, face litigation or other proceedings making claims related to unsafe working conditions, inadequate protection of our employees or other claims. Any of these claims, even if without merit, could result in costly litigation or divert management’s attention and resources. Furthermore, we may face a sustained disruption to our operations due to one or more of the factors described above.

Our wholly-owned subsidiary, Aspen Aerogels Rhode Island, LLC, or the Borrower, accepted a loan under the CARES Act pursuant to the Paycheck Protection Program, or the PPP, which loan may not be forgiven or may subject us to challenges and investigations regarding qualification for the loan. In addition, the Borrower may be subject to audit in connection with the loan and should the Borrower request that the loan be forgiven, the United States Small Business Administration, or SBA, will conduct a full audit in connection with the loan. If there is any adverse finding from the audit or if Borrower is subject to any other investigation or challenge in connection with the loan, the Borrower could be required to return the full amount of the PPP loan plus interest, which could reduce our liquidity, and could be subject to significant fines, damages and penalties and its business could otherwise be adversely affected, whether or not there is an adverse finding. As the Borrower’s parent, such events could have a material adverse effect on our business, financial condition and results of operations.

On May 1, 2020, the Borrower entered into a promissory note, or the SBA Loan Documents, to receive a loan, or the loan, pursuant to the PPP established under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, in the aggregate amount of approximately $3.7 million, or the Loan Proceeds. Under the terms of the CARES Act, recipients of PPP loans from SBA, or SBA Loans, can elect to apply for forgiveness for all or a portion of an SBA Loan after eight weeks. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds during a specified eight-week period for payroll costs and mortgage interest, for rent or utility costs and for the maintenance of employee staffing and compensation levels, although no more than 25% of the amount forgiven can be attributable to non-payroll costs. No assurance is provided that the Borrower will elect to pursue forgiveness of all or a portion of the loan or be eligible for and obtain forgiveness of all or a portion of the loan. If the Borrower elects not to pursue or is unable to qualify for or obtain forgiveness of all or a portion of the loan, our liquidity could be reduced and our business, financial condition and results of operations may be adversely affected. Pursuant to the requirements under the CARES Act, in connection with the loan, the Borrower certified that current economic uncertainty makes the loan request necessary to support the ongoing operations of the Borrower. We believe that the Borrower made such certification in a manner consistent with SBA guidance that borrowers must make the certification in good faith, taking into account their current business activity and their ability to access other sources of liquidity sufficient to support their ongoing operations in a manner that is not significantly detrimental to the business. While we believe the Borrower’s prior and future certifications were and will be well supported on the dates certified, in light of the understandings of the requirements and the assessment made on the certification date, we cannot be certain that SBA or any other governmental entity or third party will concur with the Borrower, especially in light of the press scrutiny and SBA’s evolving guidance and views and the eventual extent of the impact of current economic uncertainties on Borrower’s operations. Further, although the Borrower conferred with representatives of SBA prior to finalizing the loan, we cannot be certain that as subsidiary of a public company, the Borrower might not be deemed to have improperly made the required certifications, including that current economic uncertainty makes the loan request necessary to support the ongoing operations of the Borrower, taking into account the Borrower’s current business activity and ability to access other sources of liquidity sufficient to support its ongoing operations in a manner that is not significantly detrimental to the business.

Subsequent to the Borrower’s application for the loan, SBA issued various interpretive guidelines in connection with the PPP, including guidance on how SBA interprets certain of the certification requirements. One of the interpretations appears to be in response to various press reports that well established or well capitalized private and public companies were able to secure PPP loans that were meant for smaller companies. SBA’s interpretive guidelines published on April 23, 2020 set forth that public companies with substantial market value and access to capital markets would qualify to participate in the PPP and SBA advised any such public company to be prepared to provide the basis for the certifications upon SBA request. Subsequently, on April 28, 2020 the Secretary of the Treasury and Small Business Administrator announced that the government will conduct a full audit of all PPP loans of more than $2 million for which the borrower applies for forgiveness. As the Borrower expects it will be audited or reviewed by SBA or the U.S. Department of the Treasury if it files an application for forgiveness, and, whether or not it elects to seek forgiveness of all or part of the loan, it could be subject to investigation, audit or other review by governmental agencies or claims by third parties, with respect to whether it qualified for an SBA Loan, or whether the certifications it made to obtain the loan are accurate, or other matters. There is a risk that any such audit, review, investigation or claim could result in the diversion of ours management's time and attention, in the need to incur significant legal expenses and in the possibility that we will sustain reputational injuries. If the Borrower were to be audited, investigated, reviewed or subject to suit and if there is any adverse finding in such audit, investigation, review or suit or if the Borrower were alleged, or determined, not to qualify for the loan or alleged, or found, to have made false certifications in connection with the loan, the Borrower could be required to return the full amount of the PPP loan, which would reduce our liquidity, and would subject it to fines and penalties, and exclusion from government contracts. In particular, the Borrower may become subject to actions under the federal False Claims Act, or the FCA, including its qui tam provisions, which, among other things, prohibits persons from knowingly filing, or knowingly causing to be filed, a false statement, or knowingly using a false statement, to obtain payment from the federal government. Violations of the FCA are subject to treble damages and penalties. In the case of an SBA Loan, the government could allege that single damages are the amount of the loan and interest thereon (or more), which under the FCA could then be trebled. Substantial penalties must also be imposed for each submitted false statement when a defendant loses a FCA trial. FCA cases may be initiated by the U.S. Department of Justice or by private persons or entities, often called “whistleblowers,” who bring the action on behalf of the United States. The Borrower may also face enforcement arising under other federal statutes, including criminal laws, and administrative actions and investigations initiated by SBA or other governmental entities. Furthermore, if the Borrower is identified as an entity that the media, government officials or others seek to portray it as a business that should not have availed itself of PPP funding, the Borrower may face negative publicity, which could have a materially adverse impact on its business and operations and on our business and operations as its parent.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities. Not applicable.

(b) Use of Proceeds from Initial Public Offering of Common Stock. Not applicable.

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers. We did not repurchase any of our equity securities during the quarter ended March 31, 2020.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Execution of Promissory Note

On May 1, 2020, Aspen Aerogels Rhode Island, LLC (the “Borrower”), our wholly-owned subsidiary, executed a promissory note (the “Loan Documents”) in favor of Northeast Bank to receive an unsecured loan for a principal amount of $3,685,800 (the “SBA Loan”) pursuant to the PPP established by the CARES Act and administered by the SBA. The Borrower conferred with representatives of the SBA prior to finalizing the SBA Loan. The PPP loan matures in two years from the date of the note and has an interest rate of 1% per annum, which interest begins to accrue on the date of the note, with a deferral of payments for the first six months. The principal and interest are payable in equal monthly installments, beginning on the first business day after the end of the six-month deferment period. There is no prepayment penalty. The principal amount of the loan may be forgiven upon application to the PPP Lender after eight weeks. Such forgiveness will be determined by the PPP Lender, subject to guidelines from the SBA and other limitations, based on the use of loan proceeds for payroll costs, any payment of interest on a covered mortgage obligation and rent or utility costs over the eight-week period following receipt of the loan proceeds. The amount of SBA Loan forgiveness shall be calculated in accordance with the requirements of the PPP, including the provisions of Section 1106 of the CARES Act, although no more than 25% of the amount forgiven can be attributable to non-payroll costs. There is no guarantee that Borrower may secure forgiveness of the PPP Loan in whole or in part. The amount of loan forgiveness will be reduced if the borrower fails to maintain the number of employees or reduces salaries below certain levels during the eight-week period. The Borrower intends to use the proceeds for purposes consistent with the PPP and if so used, believes that its use of the loan proceeds will meet the conditions for forgiveness of at least a portion of the loan. The promissory note evidencing the SBA Loan contain customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note, and defaults under any loan or agreement with another debtor, including our credit facility with SVB, if the PPP Lender believes such default may materially affect the Borrower’s ability to repay the SBA Loan. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Borrower, and/or filing suit and obtaining judgment against the Borrower. The SBA loan helps preserve jobs and supports the ongoing operations of the Borrower as it continues to develop and manufacture innovative, high-performance aerogel insulation used primarily in the energy infrastructure and building materials markets.

Item 6.	Exhibits.

(a) Exhibits

10.1	Promissory Note, dated May 1, 2020 by and between Aspen Aerogels Rhode Island, LLC and Northeast Bank.

31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Aspen Aerogels, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited) as of March 31, 2020 and December 31, 2019, (ii) the Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2020 and 2019, (iii) the Consolidated Statements of Stockholders’ Equity (unaudited) for the three months ended March 31, 2020 and 2019 (iv) the Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2020 and 2019, and (v) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPEN AEROGELS, INC.

Date: May 4, 2020	By:	/s/ Donald R. Young
Donald R. Young
President and Chief Executive Officer (principal executive officer)

Date: May 4, 2020	By:	/s/ John F. Fairbanks
John F. Fairbanks
Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)