Form 10-Q
period 2020-09-30
ASPEN AEROGELS INC
filed 2020-11-05
CIK 1145986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 5, 2020, the registrant had 26,867,920 shares of common stock outstanding.

ASPEN AEROGELS, INC.

Trademarks, Trade Names and Service Marks

We own or have rights to use “Aspen Aerogels,” “Cryogel,” “Pyrogel,” “Spaceloft,” “PyroThin,” the Aspen Aerogels logo and other trademarks, service marks and trade names of Aspen Aerogels, Inc. appearing in this Quarterly Report on Form 10-Q. Solely for convenience, the trademarks, service marks and trade names referred to in this report are presented without the ® and TM symbols, but such references are not intended to indicate, in any way, that the owner thereof will not assert, to the fullest extent under applicable law, such owner’s rights to these trademarks, service marks and trade names. This report contains additional trademarks, service marks and trade names of other companies, which, to our knowledge, are the property of their respective owners.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

ASPEN AEROGELS, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2020	2019
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$11,314	$3,633
Accounts receivable, net of allowances of $295 and $144	20,072	32,254
Inventories	9,427	8,768
Prepaid expenses and other current assets	1,595	1,114
Total current assets	42,408	45,769
Property, plant and equipment, net	48,099	53,617
Operating lease right-of-use assets	3,702	4,032
Other long-term assets	88	84
Total assets	$94,297	$103,502
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,354	$12,596
Accrued expenses	4,081	8,057
Current portion of long-term debt	367	—
Revolving line of credit	—	3,123
Deferred revenue	2,275	5,620
Operating lease liabilities	1,056	1,038
Total current liabilities	16,133	30,434
Prepayment liability	9,568	9,786
Long-term debt	3,298	—
Operating lease liabilities long-term	3,845	4,292
Other long-term liabilities	566	—
Total liabilities	33,410	44,512
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.00001 par value; 125,000,000 shares authorized, 26,865,309 and 24,302,504 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	562,657	545,140
Accumulated deficit	(501,770)	(486,150)
Total stockholders’ equity	60,887	58,990
Total liabilities and stockholders’ equity	$94,297	$103,502

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands, except share and per share data)
Revenue:
Product	$23,939	$35,046	$76,772	$90,739
Research services	256	379	483	2,131
Total revenue	24,195	35,425	77,255	92,870
Cost of revenue:
Product	22,243	27,510	66,403	76,703
Research services	52	173	121	1,193
Gross profit	1,900	7,742	10,731	14,974
Operating expenses:
Research and development	2,088	2,046	6,436	5,842
Sales and marketing	2,755	3,992	9,051	11,012
General and administrative	3,761	3,857	10,682	11,449
Total operating expenses	8,604	9,895	26,169	28,303
Loss from operations	(6,704)	(2,153)	(15,438)	(13,329)
Interest expense, net	(49)	(136)	(182)	(280)
Total interest expense, net	(49)	(136)	(182)	(280)
Net loss	$(6,753)	$(2,289)	$(15,620)	$(13,609)
Net loss per share:
Basic and diluted	$(0.25)	$(0.09)	$(0.60)	$(0.57)
Weighted-average common shares outstanding:
Basic and diluted	26,728,205	24,171,811	26,150,236	24,074,565

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Preferred Stock $0.00001 Par Value		Common Stock $0.00001 Par Value		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Value	Shares	Value
Balance at December 31, 2019	—	$—	24,302,504	$—	$545,140	$(486,150)	$58,990
Net loss	—	—	—	—	—	(3,169)	(3,169)
Stock compensation expense	—	—	—	—	992	—	992
Vesting of restricted stock units	—	—	336,951	—	(1,195)	—	(1,195)
Proceeds from underwritten public offering, net of underwriting discounts and commissions of $1,093 and issuance costs of $285	—	—	1,955,000	—	14,751	—	14,751
Balance at March 31, 2020	—	—	26,594,455	—	559,688	(489,319)	70,369
Net loss	—	—	—	—	—	(5,698)	(5,698)
Stock compensation expense	—	—	—	—	1,007	—	1,007
Issuance of restricted stock	—	—	45,066	—	—	—	—
Vesting of restricted stock units	—	—	5,629	—	(16)	—	(16)
Proceeds from employee stock option exercises	—	—	200,159	—	869	—	869
Balance at June 30, 2020	—	—	26,845,309	—	561,548	(495,017)	66,531
Net loss	—	—	—	—	—	(6,753)	(6,753)
Stock compensation expense	—	—	—	—	991	—	991
Proceeds from employee stock option exercises	—	—	20,000	—	118	—	118
Balance at September 30, 2020	—	$—	26,865,309	$—	$562,657	$(501,770)	$60,887

	Preferred Stock $0.00001 Par Value		Common Stock $0.00001 Par Value		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Value	Shares	Value
Balance at December 31, 2018	—	$—	23,973,517	$—	$541,839	$(471,585)	$70,254
Net loss	—	—	—	—	—	(6,002)	(6,002)
Stock compensation expense	—	—	—	—	878	—	878
Vesting of restricted stock units	—	—	273,290	—	(454)	—	(454)
Balance at March 31, 2019	—	—	24,246,807	—	542,263	(477,587)	64,676
Net loss	—	—	—	—	—	(5,318)	(5,318)
Stock compensation expense	—	—	—	—	996	—	996
Issuance of restricted stock	—	—	50,328	—	—	—	—
Vesting of restricted stock units	—	—	3,129	—	(10)	—	(10)
Balance at June 30, 2019	—	—	24,300,264	—	543,249	(482,905)	60,344
Net loss	—	—	—	—	—	(2,289)	(2,289)
Stock compensation expense	—	—	—	—	1,011	—	1,011
Balance at September 30, 2019	—	$—	24,300,264	$—	$544,260	$(485,194)	$59,066

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net loss	$(15,620)	$(13,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,670	7,651
Amortization of debt issuance costs	6	—
Provision for bad debt	171	—
Stock-compensation expense	2,990	2,885
Reduction in the carrying amount of operating lease right-of-use assets	719	702
Changes in operating assets and liabilities:
Accounts receivable	12,011	1,203
Inventories	(659)	(6,141)
Prepaid expenses and other assets	(485)	(484)
Accounts payable	(3,794)	(2,865)
Accrued expenses	(3,976)	826
Deferred revenue	(3,563)	4,870
Operating lease liabilities	(818)	(743)
Other liabilities	566	(56)
Net cash used in operating activities	(4,782)	(5,761)
Cash flows from investing activities:
Capital expenditures	(2,600)	(1,589)
Net cash used in investing activities	(2,600)	(1,589)
Cash flows from financing activities:
Proceeds from underwritten public offering, net of underwriting discounts and commissions of $1,093	15,036	—
Issuance costs from underwritten public offering	(285)	—
Proceeds from issuance of long-term debt	3,686	—
Issuance costs from long-term debt	(27)	—
Proceeds from (repayments of) borrowings under line of credit, net	(3,123)	682
Prepayment proceeds under customer supply agreement	—	5,000
Proceeds from employee stock option exercises	987	—
Payments made for employee restricted stock tax withholdings	(1,211)	(464)
Net cash provided by financing activities	15,063	5,218
Net increase (decrease) in cash	7,681	(2,132)
Cash and cash equivalents at beginning of period	3,633	3,327
Cash and cash equivalents at end of period	$11,314	$1,195
Supplemental disclosures of cash flow information:
Interest paid	$168	$333
Income taxes paid	$—	$—
Supplemental disclosures of non-cash activities:
Initial recognition of operating lease liabilities related to right-of-use assets	$—	$5,995
Right-of-use assets obtained in exchange for new operating lease liabilities	$389	$353
Changes in accrued capital expenditures	$(448)	$(430)

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Description of Business and Basis of Presentation

Nature of Business

Aspen Aerogels, Inc. (the Company) is an aerogel technology company that designs, develops and manufactures innovative, high-performance aerogel insulation used primarily in the energy infrastructure and building materials markets. In addition, the Company is developing high value applications for its aerogel technology in the electric vehicle market. The Company also conducts research related to aerogel technology supported by funding from several agencies of the U.S. government and other institutions in the form of research contracts. The Company has decided to cease efforts to secure additional funded research contracts and to wind down existing contract research activities.

The Company maintains its corporate offices in Northborough, Massachusetts. The Company has three wholly owned subsidiaries: Aspen Aerogels Rhode Island, LLC, Aspen Aerogels Germany, GmbH and Aspen Aerogels Georgia, LLC.

Liquidity

During the nine months ended September 30, 2020, the Company incurred a net loss of $15.6 million and used $4.8 million of cash in operations. On February 18, 2020, the Company received net proceeds of $14.8 million upon the completion of an underwritten public offering of the Company’s common stock. On May 4, 2020, Aspen Aerogels Rhode Island, LLC received loan proceeds of $3.7 million upon the execution of a promissory note pursuant to the Paycheck Protection Program (PPP) established by the Coronavirus Aid, Relief and Economic Security Act (CARES Act) and administered by the U.S. Small Business Administration (SBA) (see note 7). The Company had cash and cash equivalents of $11.3 million, total debt of $3.7 million and no outstanding borrowings under its revolving line of credit as of September 30, 2020 (see note 8). After giving effect to $1.4 million of outstanding letters of credit, the amount available to the Company at September 30, 2020 under the revolving line of credit was $8.1 million. The existing revolving line of credit matures on April 28, 2021.

The Company is increasing investment in the research and development of next-generation aerogel products and manufacturing process technologies. The Company is developing aerogel products and technologies for the electric vehicle market. The commercial potential for the Company’s technology in the electric vehicle market is significant and could require the Company to hire additional personnel, incur additional operating expenses, and incur capital expenditures to expand aerogel manufacturing capacity, build an automated fabrication operation, and meet automotive quality system requirements, among other items.

The Company expects its existing cash balance and the amount anticipated to be available under the existing revolving line of credit will be sufficient to support current operating requirements and research and development activities. However, the Company plans to supplement its cash balance and available credit with debt financings, customer prepayments, technology licensing fees or equity financings to provide the capital necessary to fund the evolving commercial opportunity in the electric vehicle market and other strategic business opportunities.

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

In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments that are of a normal recurring nature and necessary for the fair statement of the Company’s financial position as of September 30, 2020 and the results of its operations and stockholders’ equity for the three and nine months ended September 30, 2020 and 2019 and the cash flows for the nine month periods then ended. The Company has evaluated subsequent events through the date of this filing.

The Company’s results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or any other period. In addition, the Company is uncertain of the ultimate duration and severity of the COVID-19 pandemic and recent global oil market volatility, and the impact they will have on the Company’s results of operations for the year ending December 31, 2020 or any other period.

(2) Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements, which have been prepared in accordance with U.S. GAAP, include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements requires the Company to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include allowances for doubtful accounts, sales returns and allowances, product warranty costs, inventory valuation, the carrying amount of property and equipment, stock-based compensation and deferred income taxes. The Company evaluates its estimates and assumptions on an on-going basis using historical experience and other factors, including current economic conditions, which are believed to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances warrant. Illiquid credit markets, volatile equity markets and declines in business investment can increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

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

Concentration of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of accounts receivable. The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of accounts receivable. The Company reviews the allowance for doubtful accounts quarterly. During the nine months ended September 30, 2020, the Company recorded a charge for estimated customer uncollectible accounts receivable of $0.2 million. The Company did not record a charge for uncollectible accounts receivable during the nine months ended September 30, 2019.

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

During the nine months ended September 30, 2020, the Company granted 165,430 restricted common stock units (RSUs) with a grant date fair value of $1.3 million and non-qualified stock options (NSOs) to purchase 617,627 shares of common stock with a grant date fair value of $2.4 million to employees under the 2014 Employee, Director, and Consultant Equity Incentive Plan (the 2014 Equity Plan). The RSUs and NSOs granted to employees will vest over a three-year period. During the nine months ended September 30, 2020, the Company also granted 45,066 shares of restricted common stock with a grant date fair value of $0.3 million and NSOs to purchase 58,902 shares of common stock with a grant date fair value of $0.2 million to its non-employee directors under the 2014 Equity Plan. The restricted common stock and NSOs granted to non-employee directors will vest upon the earlier of the date that is the one-year anniversary of the grant or the day prior to the Company’s annual meeting of stockholders to be held in 2021.

Stock-based compensation is included in cost of revenue or operating expenses, as applicable, and consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
Cost of product revenue	$98	$125	$544	$365
Research and development expenses	169	130	482	374
Sales and marketing expenses	179	168	524	461
General and administrative expenses	545	588	1,440	1,685
Total stock-based compensation	$991	$1,011	$2,990	$2,885

Pursuant to the “evergreen” provisions of the 2014 Equity Plan, the number of shares of common stock authorized for issuance under the plan automatically increased by 486,050 shares to 7,974,980 shares effective January 1, 2020.

As of September 30, 2020, 4,536,565 shares of common stock were reserved for issuance upon the exercise or vesting of outstanding stock-based awards granted under the 2014 Equity Plan. In addition, as of September 30, 2020, 81,663 shares of common stock were reserved for issuance upon the exercise of outstanding stock options granted under the Company’s 2001 Equity Incentive Plan, as amended (the 2001 Equity Plan). Any cancellations or forfeitures of the options outstanding under the 2001 Equity Plan will result in the shares reserved for issuance upon exercise of such options becoming available for grant under the 2014 Equity Plan. As of September 30, 2020, the Company has either reserved in connection with statutory tax withholdings or issued a total of 2,546,810 shares under the 2014 Equity Plan. As of September 30, 2020, there were 809,942 shares of common stock available for future grant under the 2014 Equity Plan.

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

Information about the Company’s total revenues, based on shipment destination or services location, is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
Revenue:
U.S.	$9,736	$15,191	$31,501	$41,415
International	14,459	20,234	45,754	51,455
Total	$24,195	$35,425	$77,255	$92,870

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

The Company did not record any warranty expense during the nine months ended September 30, 2020 and 2019. As of September 30, 2020, the Company had satisfied all warranty claims.

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

Standards Implemented Since December 31, 2019

The Company has not implemented any accounting standards that had a material impact on its consolidated financial statements during the nine months ended September 30, 2020.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. The Company did not have any contracts outstanding at December 31, 2019 and did not enter into any contracts during the nine months ended September 30, 2020 that contained a significant financing component.

The Company records deferred revenue for product sales when (i) the Company has delivered products but other revenue recognition criteria have not been satisfied or (ii) payments have been received in advance of the completion of required performance obligations.

Shipping and Handling Costs

Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as fulfillment costs and are included in the cost of product revenue. The associated amount of revenue recognized includes the consideration to which the Company expects to be entitled to receive in exchange for incurring these shipping and handling costs.

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

The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using historical rates of return, current quarter credit sales, and specific items of exposure on a contract-by-contract basis. Sales return reserves were approximately $0.1 million at both September 30, 2020 and December 31, 2019.

Subsea Projects

The Company manufactures and sells products that are designed for pipe-in-pipe applications in subsea oil production and are typically customized to meet customer specifications. Subsea products typically have no alternative use and contain an enforceable right to payment. Customer invoicing terms for subsea products are typically based on certain milestones within the production and delivery schedule. Under the provisions of ASC 606, the Company recognizes revenue at a point in time when transfer of control of the products is passed to the customer, or over time utilizing the input method. The timing of revenue recognition is assessed on a contract-by-contract basis. During the nine months ended September 30, 2020 and 2019, the Company recognized revenue of $8.3 million and $14.4 million, respectively, in connection with subsea projects.

Research Services

The Company performs research services under contracts with various government agencies and other institutions. These contracts generally have one type of performance obligation associated with the provision of research services including certain licenses to any resulting intellectual property. The Company records revenue using the percentage-of-completion method in two ways: (1) for firm-fixed-price contracts, the Company accrues that portion of the total contract price that is allocable on the basis of the Company’s estimates of costs incurred to date to total contract costs; and (2) for cost-plus-fixed-fee contracts, the Company records revenue that is equal to total payroll cost incurred times a stated factor plus reimbursable expenses, to a stated upper limit. The primary cost under the Company’s research service contracts is the labor effort expended in completing the research. Typically, the only deliverable, other than the labor hours expended, is reporting research results to the customer or delivery of research grade aerogel products. Because the input measure of labor hours expended is also reflective of the output measure, it is a reliable means to measure the extent of progress toward completion. Revisions in cost estimates and fees during the course of the contract are reflected in the accounting period in which the facts that require the revisions become known. Contract costs and rates used to allocate overhead to contracts are subject to audit by the respective contracting government agency. Adjustments to revenue as a result of audit are recorded within the period they become known. To date, adjustments to revenue as a result of contracting agency audits have been insignificant.

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical region and source of revenue:

	Three Months Ended September 30,
	2020			2019
	U.S.	International	Total	U.S.	International	Total
	(In thousands)
Geographical region
Asia	$—	$9,617	$9,617	$—	$10,535	$10,535
Canada	—	25	25	—	5,372	5,372
Europe	—	4,635	4,635	—	3,726	3,726
Latin America	—	182	182	—	601	601
U.S.	9,736	—	9,736	15,191	—	15,191
Total revenue	$9,736	$14,459	$24,195	$15,191	$20,234	$35,425

Source of revenue
Product revenue	$8,612	$12,307	$20,919	$14,812	$18,286	$33,098
Subsea projects	868	2,152	3,020	—	1,948	1,948
Research services	256	—	256	379	—	379
Total revenue	$9,736	$14,459	$24,195	$15,191	$20,234	$35,425

	Nine Months Ended September 30,
	2020			2019
	U.S.	International	Total	U.S.	International	Total
	(In thousands)
Geographical region
Asia	$—	$33,373	$33,373	$—	$25,044	$25,044
Canada	—	715	715	—	7,278	7,278
Europe	—	9,590	9,590	—	16,713	16,713
Latin America	—	2,076	2,076	—	2,420	2,420
U.S.	31,501	—	31,501	41,415	—	41,415
Total revenue	$31,501	$45,754	$77,255	$41,415	$51,455	$92,870

Source of revenue
Product revenue	$29,039	$39,394	$68,433	$35,727	$40,585	$76,312
Subsea projects	1,979	6,360	8,339	3,557	10,870	14,427
Research services	483	—	483	2,131	—	2,131
Total revenue	$31,501	$45,754	$77,255	$41,415	$51,455	$92,870

Contract Balances

The following table presents changes in the Company’s contract assets and contract liabilities during the nine months ended September 30, 2020:

	Balance at December 31, 2019	Additions	Deductions	Balance at September 30, 2020
	(In thousands)
Contract assets
Subsea projects	$2,811	$8,254	$(8,659)	$2,406
Research services	172	250	(233)	189
Total contract assets	$2,983	$8,504	$(8,892)	$2,595
Contract liabilities
Deferred revenue
Product revenue	$4,991	$997	$(4,122)	$1,866
Subsea projects	491	4,387	(4,469)	409
Research services	138	94	(232)	—
Prepayment liability	9,786	—	(218)	9,568
Total contract liabilities	$15,406	$5,478	$(9,041)	$11,843

During the nine months ended September 30, 2020, the Company recognized $4.6 million of revenue that was included in deferred revenue at the beginning of the period.

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

(4) Inventories

Inventories consist of the following:

	September 30,	December 31,
	2020	2019
	(In thousands)
Raw materials	$4,847	$4,334
Finished goods	4,580	4,434
Total	$9,427	$8,768

(5) Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	September 30,	December 31,	Useful
	2020	2019	life
	(In thousands)
Construction in progress	$977	$1,309	—
Buildings	24,016	24,016	30 years
Machinery and equipment	124,681	122,485	3-10 years
Computer equipment and software	8,737	8,556	3 years
Total	158,411	156,366
Accumulated depreciation	(110,312)	(102,749)
Property, plant and equipment, net	$48,099	$53,617

Depreciation expense was $7.7 million for both the nine months ended September 30, 2020 and 2019.

(6) Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2020	2019
	(In thousands)
Employee compensation	$2,401	$6,472
Other accrued expenses	1,680	1,585
Total	$4,081	$8,057

(7) Debt

On May 1, 2020, Aspen Aerogels Rhode Island, LLC (Borrower) executed a promissory note (Note) in favor of Northeast Bank to receive an unsecured loan in the principal amount of $3,685,800 (the PPP Loan) pursuant to the Paycheck Protection Program (PPP) established by the CARES Act, as amended by the Paycheck Protection Program Flexibility Act (Flexibility Act), and administered by the SBA. The Borrower conferred with representatives of the SBA prior to finalizing the PPP Loan. The PPP Loan was subsequently sold by Northeast Bank to The Loan Source, Inc. (PPP Investor), a secondary market investor.

The PPP Loan carries an interest rate of 1% per year and matures two years from the date of the Note. The PPP Loan indebtedness may be forgiven in whole or in part upon application by the Borrower to the PPP Investor. The PPP Investor will determine to what extent the PPP Loan is eligible for forgiveness, subject to SBA guidelines and other regulations, based on the use of loan proceeds for payroll costs, payment of interest on covered mortgage obligations, rent and utility costs over either an eight-week or 24-week period, at the Borrower’s option, following the Borrower’s receipt of the loan proceeds. Upon the Borrower’s application for forgiveness, the SBA will review the Borrower’s eligibility, use of proceeds and other certifications in connection with the application for the PPP Loan. Upon such review, the SBA may approve or deny the Borrower’s loan forgiveness application, in whole or part. As of September 30, 2020, the Borrower had not applied for forgiveness.

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

While the Borrower is not required to apply for forgiveness of the PPP Loan, upon application for forgiveness, the Borrower may not receive forgiveness of the PPP Loan in whole or in part. In addition, the amount of potential loan forgiveness may be reduced if the Borrower fails to maintain employee and salary levels during the applicable eight-week or 24-week period following receipt of the loan proceeds. If the Borrower applies for forgiveness, and the PPP Loan is not forgiven in whole or only forgiven in part, the Borrower shall then be required to immediately begin making payments of principal and accrued interest in equal monthly installments over the remaining term of the loan for any post-forgiveness balance outstanding.

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

The Borrower has used the proceeds of the PPP Loan to support ongoing operations and to sustain staffing levels in its East Providence, Rhode Island manufacturing facility despite the unfavorable impact of the COVID-19 pandemic and volatile energy markets on its business.

Long-term debt consists of the following:

	September 30,	December 31,
	2020	2019
	(In thousands)
Long-term debt, principal	$3,686	$—
Current portion of long-term debt	(367)	—
Debt issuance costs, net of accumulated amortization	(21)	—
Long-term debt	$3,298	$—

The schedule of required principal payments remaining on long-term debt outstanding as of September 30, 2020 is as follows:

Year	Principal Payments
(In thousands)
2020 (excluding the nine months ended September 30, 2020)	$—
2021	1,609
2022	2,077
Total principal payments	$3,686

(8) Commitments and Contingencies

Thermal Barrier Contract

The Company is party to a contract with a major U.S. automotive original equipment manufacturer (OEM) to supply fabricated, multi-part thermal barriers (Barriers) for use in the battery system of its next-generation electric vehicles (Contract). Pursuant to the Contract, the Company is obligated to supply Barriers at fixed annual prices and at volumes to be specified by the OEM up to a daily maximum quantity through the term of the agreement, which expires on September 1, 2026. While the OEM has agreed to purchase its requirement for Barriers at locations to be designated from time to time from the Company, it has no obligation to purchase any minimum quantity of Barriers under the Contract. In addition, the OEM may terminate the Contract any time and for any or no reason. All other terms of the Contract are generally consistent with the OEM’s standard purchase terms, including customary quality and warranty provisions.

BASF Supply Agreement

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

As of September 30, 2020, the Company had received $10.0 million in prepayments from BASF and applied approximately $0.2 million of credits against amounts invoiced. The prepayments are recorded on the balance sheet as a prepayment liability, net of the current portion of $0.3 million at both September 30, 2020 and December 31, 2019, which is included within deferred revenue. The amounts and terms of additional prepayment installments, if any, are subject to negotiation between the Company and BASF.

Revolving Line of Credit

The Company is party to an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (Loan Agreement). On March 3, 2020, the Loan Agreement was amended to extend the maturity date of the revolving credit facility to April 28, 2021. On September 25, 2020, the Loan Agreement was further amended to revise, among other things, the minimum Adjusted EBITDA financial covenant.

Under the revolving credit facility, the Company is permitted to borrow a maximum of $20.0 million, subject to continued covenant compliance and borrowing base requirements. At the Company’s election, the interest rate applicable to borrowings under the revolving credit facility may be based on prime rate or LIBOR, subject to a minimum rate of 4.00% per annum. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 2.00% per annum, while LIBOR-based rates vary from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum. In addition, the Company is required to pay a monthly unused revolving line of credit facility fee of 0.5% per annum of the average unused portion of the revolving credit facility.

Under the Loan Agreement, the Company is required to comply with both non-financial and financial covenants, including a minimum Adjusted EBITDA covenant, as defined. At September 30, 2020, the Company was in compliance with all such covenants. Obligations under the Loan Agreement are secured by a security interest in all assets of the Company, including those at the East Providence facility, except for certain exclusions. The Company intends to extend or replace the facility prior to its maturity.

At September 30, 2020 and December 31, 2019, the Company had zero dollars and $3.1 million, respectively, drawn on the revolving credit facility. In addition, the Company has been required to provide letters of credit to secure obligations under certain commercial contracts and other obligations. The Company had outstanding letters of credit backed by the revolving credit facility of $1.4 million and $0.9 million at September 30, 2020 and December 31, 2019, respectively, which reduce the funds otherwise available to the Company under the facility.

At September 30, 2020, the amount available to the Company under the revolving credit facility was $8.1 million after giving effect to $1.4 million of outstanding letters of credit.

Federal, State and Local Environmental Regulations

The Company is subject to federal, state and local laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation. Penalties may be imposed for noncompliance.

The Company is currently in technical discussions with the U.S. Environmental Protection Agency (EPA) in connection with the EPA’s notice of potential violation and opportunity to confer that the Company received regarding the applicability of certain Resource Conservation and Recovery Act (RCRA) provisions to certain aspects of its manufacturing unit operations. The EPA notice is in connection with the EPA’s RCRA Compliance Evaluation Inspection of the Company’s East Providence, Rhode Island manufacturing facility in May 2019. While the Company believes its environmental compliance program is consistent with the RCRA statutory and regulatory framework, the EPA may decide otherwise, find the Company in violation, assess penalties and compel compliance that may require capital expenditure and resource allocation that may have a material impact on the Company. However, at present, the EPA has not made any determination as to any violation and the Company does not know when the EPA may make any determination. As such, the Company has determined that while it is possible it will incur expense in this regard, whether any expense will be incurred, its nature, or any amount is not estimable as of September 30, 2020.

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

Maturities of operating lease liabilities at September 30, 2020 are as follows:

Year	Operating Leases
(In thousands)
2020 (excluding the nine months ended September 30, 2020)	$376
2021	1,331
2022	1,249
2023	1,193
2024	684
Thereafter	1,049
Total lease payments	5,882
Less imputed interest	(981)
Total lease liabilities	$4,901

The Company incurred operating lease costs of $1.1 million and $1.2 million during the nine months ended September 30, 2020 and 2019, respectively. Cash payments related to operating lease liabilities were $1.1 million during both the nine months ended September 30, 2020 and 2019.

At September 30, 2020, the weighted average remaining lease term for operating leases was 4.8 years. At September 30, 2020, the weighted average discount rate for operating leases was 7.7%.

(10) Other Long-Term Liabilities

Other long-term liabilities of $0.6 million consist of the Company’s employer payroll tax obligation for the period from March 27, 2020 to September 30, 2020 on which payment was deferred pursuant to the provisions of the CARES Act. The Company is required to remit 50 percent of the deferred tax balance as of December 31, 2020 on or before December 31, 2021 and the remaining 50 percent on or before December 31, 2022.

(11) Net Loss Per Share

The computation of basic and diluted net loss per share consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands, except share and per share data)
Numerator:
Net loss	$(6,753)	$(2,289)	$(15,620)	$(13,609)
Denominator:
Weighted average shares outstanding, basic and diluted	26,728,205	24,171,811	26,150,236	24,074,565
Net loss per share, basic and diluted	$(0.25)	$(0.09)	$(0.60)	$(0.57)

Potentially dilutive common shares that were excluded from the computation of diluted net loss per share because they were anti-dilutive consist of the following:

	Three and Nine Months Ended
	September 30,
	2020	2019
Common stock options	3,918,669	3,683,858
Restricted common stock units	699,559	1,105,415
Restricted common stock awards	123,191	128,453
Total	4,741,419	4,917,726

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

(13) Subsequent Events

The Company has evaluated subsequent events through November 5, 2020, the date of issuance of the consolidated financial statements for the three and nine months ended September 30, 2020.

On November 5, 2020, the Company entered into a sales agreement with B. Riley Securities, Inc. (B. Riley), as sales agent, pursuant to which the Company may offer and sell, from time to time, through B. Riley, shares of the Company’s common stock, having an aggregate offering price of up to $33,871,250.

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

Investors and others should note that we routinely use the Investors section of our website to announce material information to investors and the marketplace. While not all of the information that we post on the Investors section of our website is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in us to review the information that we share on the Investors section of our website, https://www.aerogel.com.

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

Our insulation is used by oil producers and the owners and operators of refineries, petrochemical plants, liquefied natural gas facilities, power generating assets and other energy infrastructure. Our Pyrogel and Cryogel product lines have undergone rigorous technical validation by industry leading end-users and achieved significant market adoption. We also derive product revenue from the building materials and other end markets. Customers in these markets use our products for applications as diverse as wall systems, military and commercial aircraft, trains, buses, appliances, apparel, footwear and outdoor gear. We are also developing a set of products that enable solutions to thermal runaway challenges in batteries used in electric vehicles. As we continue to enhance our aerogel technology platform, we believe we will have additional opportunities to address high value applications in the global insulation market, the electric vehicle market and in a diverse set of new markets.

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

We also perform research services under contracts with various agencies of the U.S. government, including the Department of Defense and the Department of Energy, and other institutions. In late 2019, we decided to cease efforts to secure additional funded research contracts and to wind down our existing contract research activities. This decision reflected our desire to focus our research and development resources on initiatives to improve the profitability of our existing business and on efforts to develop new products and next-generation technology with application in new, high value markets.

We manufacture our products using our proprietary technology at our facility in East Providence, Rhode Island. We have operated the East Providence facility since 2008 and had increased our annual capacity through 2017 to 50 million square feet of aerogel blankets. During 2018, we initiated a series of projects, which we refer to as EP20, designed to increase this capacity to 60 million square feet of aerogel blankets by the end of 2020. As of September 30, 2020, we had increased our annual capacity to 55 million square feet of aerogel blankets as a result of this initiative. We have delayed the implementation of our next-generation chemistry and process technologies during 2020 and currently expect to achieve our EP20 goals by the end of 2021.

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

On September 17, 2020, we entered into a contract with a major U.S. automotive original equipment manufacturer (OEM) to supply fabricated, multi-part thermal barriers (Barriers) for use in the battery system of its next-generation electric vehicles (Contract). Pursuant to the Contract, we are obligated to supply Barriers at fixed annual prices and at volumes to be specified by the OEM up to a daily maximum quantity through the term of the agreement, which expires on September 1, 2026. While the OEM has agreed to purchase its requirement for Barriers at locations to be designated from time to time from us, it has no obligation to purchase any minimum quantity of Barriers under the Contract. In addition, the OEM may terminate the Contract any time and for any or no reason. All other terms of the Contract are generally consistent with the OEM’s standard purchase terms, including customary quality and warranty provisions.

On February 18, 2020, we completed an underwritten public offering of 1,955,000 shares of our common stock at an offering price of $8.25 per share. We received net proceeds of $14.8 million after deducting underwriting discounts and commissions of $1.1 million and offering expenses of approximately $0.3 million.

On March 3, 2020, we amended our revolving credit facility with Silicon Valley Bank to extend the maturity date of the facility to April 28, 2021 and establish certain minimum Adjusted EBITDA levels with respect to the minimum Adjusted EBITDA financial covenant for the extended term. On September 25, 2020, we further amended our revolving credit facility with Silicon Valley Bank to revise, among other things, the minimum Adjusted EBITDA financial covenant. Under our revolving credit facility, we are permitted to borrow a maximum of $20.0 million, subject to continued covenant compliance and borrowing base requirements. At our election, the interest rate applicable to borrowings under the revolving credit facility may be based on the prime rate or LIBOR, subject to a minimum rate of 4.00% per annum. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 2.00% per annum, while LIBOR-based rates vary from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum. In addition, we are required to pay a monthly unused revolving line of credit facility fee of 0.5% per annum of the average unused portion of the revolving credit facility. We intend to extend or replace the facility prior to its maturity.

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

The Borrower may apply to have the PPP Loan indebtedness forgiven in whole or in part subject to SBA guidelines and based on the use of loan proceeds for payroll costs, mortgage interest payments, rent and utility costs over either an eight-week or 24-week period, at the Borrower’s option, following its receipt of the loan proceeds. The SBA may disapprove of the Borrower’s loan forgiveness application if the agency determines that it was ineligible for the PPP Loan. As of September 30, 2020, the Borrower had not applied for forgiveness.

While the Borrower is not required to apply for PPP Loan forgiveness, upon application forgiveness, it may not receive loan forgiveness in whole or in part. In addition, the amount of potential loan forgiveness will be reduced if the Borrower fails to maintain employee and salary levels during the applicable eight-week or 24-week period following its receipt of the loan proceeds. If the Borrower applies for forgiveness, and the PPP Loan is not forgiven in whole or only forgiven in part, the Borrower will be required to immediately begin making payments of principal and accrued interest in equal monthly installments over the remaining term of the loan for any post-forgiveness balance outstanding. If the Borrower does not apply for forgiveness by August 19, 2021, it will be required to make payments of principal and accrued interest in equal monthly installments over the remaining term of the loan.

The Borrower has used the proceeds of the PPP Loan to support ongoing operations and to sustain staffing levels in our East Providence, Rhode Island manufacturing facility despite the unfavorable impact the COVID-19 pandemic and volatile energy markets are having on its business.

Our revenue for the nine months ended September 30, 2020 was $77.3 million, which represented a decrease of $15.6 million, or 17%, from the nine months ended September 30, 2019. Net loss for the nine months ended September 30, 2020 was $15.6 million and net loss per share was $0.60. Net loss for the nine months ended September 30, 2019 was $13.6 million and net loss per share was $0.57.

With regard to the COVID-19 pandemic, we have implemented and are following safe practices recommended by public health authorities and other government entities. We will continue to focus on the safety and health of our employees, customers and vendors. We have implemented various precautionary measures, including remote work arrangements, restricted business travel and procedures for social distancing, face coverings and safe hygiene. We continue to monitor public health guidance as it evolves and plan to adapt our practices as appropriate. Refer to the section below entitled “Item 1A. Risk Factors” for more information concerning risks to our business associated with COVID-19.

At present, we are not certain of the extent of the impact that the COVID-19 pandemic and global oil market volatility may have on our business. Our manufacturing facility remains operational and we have not encountered any significant disruption to our supply chain or our ability to deliver to our customers. However, the demand for our products has been negatively impacted, particularly due to contractor access restrictions in energy infrastructure facilities, and we expect to experience a year-over-year decrease in total revenue.

In response to this general uncertainty in the market for our products, we have taken a number of actions to reduce expenses, including wage reductions, temporary suspension of board fees and selected reductions to discretionary expenses. In addition, as permitted by the CARES Act, we have elected to defer certain payments of the employer share of Social Security tax that would otherwise be required to be paid during the period beginning on March 27, 2020 and ending December 31, 2020. We are also prepared to temporarily curtail operations in our East Providence, Rhode Island manufacturing facility if necessary to ensure the safety of our employees or to align capacity with the expected lower demand. However, these reductions and any subsequent actions we may take are unlikely to be sufficient to offset the impact of the expected decrease in revenue and we expect to experience a year-over-year increase in net loss and decrease in Adjusted EBITDA in 2020.

Key Metrics and Non-GAAP Financial Measures

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Square Foot Operating Metric

We price our product and measure our product shipments in square feet. We estimate our annual capacity was 55 million square feet of aerogel blankets at September 30, 2020. We believe the square foot operating metric allows us and our investors to measure our manufacturing capacity and product shipments on a uniform and consistent basis. The following chart sets forth product shipments in square feet associated with recognized revenue, including revenue recognized over time utilizing the input method, for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
Product shipments in square feet	6,825	10,360	22,307	27,466

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

The following table presents a reconciliation of net loss, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
Net loss	$(6,753)	$(2,289)	$(15,620)	$(13,609)
Depreciation and amortization	2,545	2,554	7,670	7,651
Stock-based compensation(1)	991	1,011	2,990	2,885
Interest expense	49	136	182	280
Adjusted EBITDA	$(3,168)	$1,412	$(4,778)	$(2,793)

(1)	Represents non-cash stock-based compensation related to vesting and modifications of stock option grants, vesting of restricted stock units and vesting of restricted common stock.

Our financial performance, including such measures as net income (loss), earnings per share and Adjusted EBITDA, are affected by a number of factors including volume and mix of aerogel products sold, average selling prices, our material costs and manufacturing expenses, the costs associated with capacity expansions and start-up of additional production capacity, and the amount and timing of operating expenses. Accordingly, we expect that our net income (loss), earnings per share and Adjusted EBITDA will vary from period to period.

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

At present, we are not certain of the extent of the impact that the COVID-19 pandemic and global oil market volatility may have on our business. Our manufacturing facility remains operational and we have not yet encountered any significant disruption to our supply chain or our ability to deliver to our customers. However, the demand for our products has been negatively impacted, particularly due to contractor access restrictions in energy infrastructure facilities, and we expect to experience a year-over-year decrease in total revenue.

Cost of Revenue

Cost of product revenue consists primarily of materials and manufacturing expense. Cost of product revenue is recorded when the related product revenue is recognized.

Material is our most significant component of cost of product revenue and includes fibrous batting, silica materials and additives. Material costs as a percentage of product revenue vary from product to product due to differences in average selling prices, material requirements, product thicknesses and manufacturing yields. In addition, we provide warranties for our products and record the estimated cost within cost of revenue in the period that the related revenue is recorded or when we become aware that a potential warranty claim is probable and the cost can be reasonably estimated. As a result of these factors, material costs as a percentage of product revenue will vary from period to period due to changes in the mix of aerogel products sold, the costs of our raw materials or the estimated cost of warranties. We expect that material costs will decrease in absolute dollars during 2020 due to the expected decrease in demand for our products associated with the COVID-19 pandemic and global oil market volatility and lower cost product formulations.

Manufacturing expense is also a significant component of cost of revenue. Manufacturing expense includes labor, utilities, maintenance expense, and depreciation on manufacturing assets. Manufacturing expense also includes stock-based compensation for manufacturing employees and shipping costs. We expect that manufacturing expense will decline in absolute dollars during 2020 principally due to our plan to reduce compensation costs and discretionary expenses in response to the expected decrease in demand for our products associated with the COVID-19 pandemic and global oil market volatility.

In total, we expect that cost of product revenue will decrease in absolute dollars during 2020, but will increase as a percentage of product revenue versus 2019 due to the expected decrease in our 2020 revenue levels associated with the COVID-19 pandemic and global oil market volatility.

Cost of research services revenue consists of direct labor costs of research personnel engaged in contract research, third-party consulting and subcontractor expense, and associated direct material costs. This cost of revenue also includes overhead expenses associated with project resources, development tools and supplies. Cost of research services revenue is recorded when the related research services revenue is recognized. We expect cost of research services will decline as we wind down our existing contract research activities.

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

During 2020, the demand for our products has been negatively impacted by the COVID-19 pandemic and global oil market volatility and we expect to experience a year-over-year decrease in total revenue. We also expect that material costs will decrease as a result of the expected decrease in demand for our products and lower cost product formulations. In addition, we expect that manufacturing expenses will decline due to the expected decrease in demand for our products and as a result of our plan to reduce compensation costs and discretionary expenses. However, we expect these material cost and manufacturing reductions will not be sufficient to offset the impact of the expected decrease in revenue and we are likely to experience a year-over-year decrease in gross profit both in absolute dollars and as a percentage of revenue during 2020.

Operating Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Operating expenses include personnel costs, legal fees, professional fees, service fees, insurance premiums, travel expenses, facilities related costs and other costs, expenses and fees. The largest component of our operating expenses is personnel costs, consisting of salaries, benefits, incentive compensation and stock-based compensation. In any particular period, the timing and extent of personnel additions or reductions, legal activities, including patent enforcement actions, marketing programs, research efforts and a range of similar activities or actions could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue.

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

Research and Development Expenses

Research and development expenses consist primarily of expenses for personnel engaged in the development of next-generation aerogel compositions, form factors and manufacturing technologies. These expenses also include testing services, prototype expenses, consulting services, trial formulations for new products, equipment depreciation, facilities costs and related overhead. We expense research and development costs as incurred. We expect to continue to devote substantial resources to the development of new aerogel technologies. We believe that these investments are necessary to maintain and improve our competitive position. We also expect to continue to invest in research and engineering personnel and the infrastructure required in support of their efforts.

We expect that research and development expenses during 2020 will remain relatively unchanged from 2019 levels. However, we expect research and development expenses to increase a percentage of revenue versus 2019 due to the expected decrease in our revenue during 2020 as a result of the COVID-19 pandemic and global oil market volatility.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, legal expenses, consulting and professional services, audit and tax consulting costs, and expenses for our executive, finance, legal, human resources and information technology organizations. General and administrative expenses include costs related to operating as a publicly-traded company, which include costs of compliance with securities regulations, corporate governance and related laws and regulations, investor relations expenses, insurance premiums, including director and officer insurance, and audit and legal fees. We are currently in technical discussions with the U.S. Environmental Protection Agency (EPA) in connection with the EPA’s notice of potential violation and opportunity to confer we received regarding the applicability of certain Resource Conservation and Recovery Act (RCRA) provisions to certain aspects of our manufacturing unit operations. The EPA notice is in connection with the EPA’s RCRA Compliance Evaluation Inspection of our East Providence, Rhode Island manufacturing facility in May 2019. While we believe our environmental compliance program is consistent with the RCRA statutory and regulatory framework, the EPA may decide otherwise, find us in violation, assess penalties and compel compliance that may require capital expenditure and resource allocation that may have a material impact on our business. However, at present, the EPA has not made any determination as to any violation and we do not know when the EPA may make any determination. As such, we have determined that while it is possible we will incur expense in this regard, whether any expense will be incurred, its nature, or any amount is not estimable as of September 30, 2020. If the EPA makes such determination or assesses penalties during the fourth quarter of 2020 or in 2021, our expenses in this regard would increase in the respective period. We also expect that the patent enforcement actions, described in more detail under “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q, if protracted, could result in significant legal expense over the medium to long-term.

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

Results of Operations

Three months ended September 30, 2020 compared to the three months ended September 30, 2019

The following tables set forth a comparison of the components of our results of operations for the periods presented:

Revenue

	Three Months Ended September 30,
	2020		2019		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Revenue:
Product	$23,939	99%	$35,046	99%	$(11,107)	(32)%
Research services	256	1%	379	1%	(123)	(32)%
Total revenue	$24,195	100%	$35,425	100%	$(11,230)	(32)%

The following chart sets forth product shipments in square feet associated with recognized revenue, including revenue recognized over time utilizing the input method, for the periods presented:

	Three Months Ended September 30,		Change
	2020	2019	Amount	Percentage
Product shipments in square feet (in thousands)	6,825	10,360	(3,535)	(34)%

Total revenue decreased $11.2 million, or 32%, to $24.2 million for the three months ended September 30, 2020 from $35.4 million in the comparable period in 2019. The decrease in total revenue was the result of decreases in both product revenue and research services revenue.

Product revenue decreased by $11.1 million, or 32%, to $23.9 million for the three months ended September 30, 2020 from $35.0 million in the comparable period in 2019. This decrease was principally the result of COVID-19 related decreases in both project and maintenance-based demand in the global energy infrastructure market, particularly in North America, offset, in part, by increases in project-based demand in the subsea market, growth in the building materials market and the impact of price increases enacted in 2020.

Product revenue for the three months ended September 30, 2020 included $5.2 million to an Asian LNG project contractor, $4.2 million to a North American distributor and $3.0 million to a subsea contractor. Product revenue for the three months ended September 30, 2019 included $7.9 million and $4.8 million to two North American distributors, respectively, and $6.8 million to an Asian LNG project contractor.

The average selling price per square foot of our products increased by $0.13, or 4%, to $3.51 per square foot for the three months ended September 30, 2020 from $3.38 per square foot for the three months ended September 30, 2019. The increase in average selling price principally reflected the impact of price increases enacted in 2020 and a shift in mix toward higher priced products. This increase in average selling price had the effect of increasing product revenue by $0.9 million for the three months ended September 30, 2020 from the comparable period in 2019.

In volume terms, product shipments decreased by 3.6 million square feet, or 34%, to 6.8 million square feet of aerogel products for the three months ended September 30, 2020, as compared to 10.4 million square feet for the three months ended September 30, 2019. The decrease in product volume had the effect of decreasing product revenue by $12.0 million for the three months ended September 30, 2020 from the comparable period in 2019.

Research services revenue decreased $0.1 million, or 32%, to $0.3 million for the three months ended September 30, 2020 from $0.4 million in the comparable period in 2019. The decrease was primarily due to our decision to wind down our contract research activities to focus our research and development resources on improving our existing business profitability and developing new products and next-generation technology with application in new, high value markets.

Product revenue was 99% of total revenue for the both three months ended September 30, 2020 and 2019. Research services revenue was 1% of total revenue for the both the three months ended September 30, 2020 and 2019.

Cost of Revenue

	Three Months Ended September 30,
	2020			2019			Change
		Percentage of Related	Percentage of Total		Percentage of Related	Percentage of Total
	Amount	Revenue	Revenue	Amount	Revenue	Revenue	Amount	Percentage
	($ in thousands)
Cost of revenue:
Product	$22,243	93%	92%	$27,510	78%	78%	$(5,267)	(19)%
Research services	52	20%	0%	173	46%	0%	(121)	(70)%
Total cost of revenue	$22,295	92%	92%	$27,683	78%	78%	$(5,388)	(19)%

Total cost of revenue decreased $5.4 million, or 19%, to $22.3 million for the three months ended September 30, 2020 from $27.7 million in the comparable period in 2019. The decrease in total cost of revenue was the result of decreases in both product cost of revenue and research services cost of revenue.

Product cost of revenue decreased $5.3 million, or 19%, to $22.2 million for the three months ended September 30, 2020 from $27.5 million in the comparable period in 2019. The $5.3 million decrease was the result of a $4.4 million decrease in material costs and a $0.9 million decrease in manufacturing expense. The decrease in material costs was the result of the 3.6 million square feet, or 34%, decrease in total product shipments and lower cost product formulations. The decrease in manufacturing expense was the result of decreases in variable plant and operating costs of $0.9 million associated with the 34% decrease in total product shipments and in compensation and related costs of $0.3 million, offset, in part, by an increase in maintenance expense of $0.3 million.

Product cost of revenue as a percentage of product revenue increased to 93% during the three months ended September 30, 2020 from 78% during the three months ended September 30, 2019. This increase was the result of the high proportion of fixed manufacturing expenses that remained essentially unchanged despite a 32% decrease in product revenue for the three months ended September 30, 2020 from the comparable period in 2019, offset, in part, by the impact of price increases enacted in 2020, lower cost product formulations, and our initiatives to reduce manufacturing expense.

Research services cost of revenue decreased $0.1 million, or 70%, to less than $0.1 million for the three months ended September 30, 2020 from $0.2 million for the comparable period in 2019. Cost of research service revenue as a percentage of research services revenue decreased to 20% during the three months ended September 30, 2020 from 46% in the comparable period in 2019 due to a decrease in the proportion of third-party services utilized to support the contracted research.

Gross Profit

	Three Months Ended September 30,
	2020		2019		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Gross profit	$1,900	8%	$7,742	22%	$(5,842)	(75)%

Gross profit decreased $5.8 million, or 75%, to $1.9 million for the three months ended September 30, 2020 from $7.7 million in the comparable period in 2019. The decrease in gross profit was the result of the $11.2 million decrease in total revenue offset by the $5.4 million decrease in total cost of revenue. The decrease in revenue was principally the result of COVID-19 related decreases in both project and maintenance-based demand in the global onshore energy infrastructure market, particularly in North America, offset, in part, by increases in project-based demand in the subsea market, growth in the building materials market and the impact of price increases enacted in 2020. The decrease in total cost of revenue was the result of the 3.6 million square feet, or 34%, decrease in total product shipments, lower cost product formulations and a decrease in manufacturing expense.

Gross profit as a percentage of total revenue decreased to 8% of total revenue for the three months ended September 30, 2020 from 22% in the comparable period in 2019.

Research and Development Expenses

	Three Months Ended September 30,
	2020		2019		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Research and development expenses	$2,088	9%	$2,046	6%	$42	2%

Research and development expenses increased less than $0.1 million, or 2%, to $2.1 million for the three months ended September 30, 2020 from $2.0 million in the comparable period in 2019. The $0.1 million increase reflects our decision to divert research resources from contract research activities toward the development of new products and next-generation technology with application in new, high value markets.

Research and development expenses as a percentage of total revenue increased to 9% for the three months ended September 30, 2020 from 6% in the comparable period in 2019 principally due to the decrease in revenue during the three months ended September 30, 2020.

Sales and Marketing Expenses

	Three Months Ended September 30,
	2020		2019		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Sales and marketing expenses	$2,755	11%	$3,992	11%	$(1,237)	(31)%

Sales and marketing expenses decreased $1.2 million, or 31%, to $2.8 million for the three months ended September 30, 2020 from $4.0 million in the comparable period in 2019. The $1.2 million decrease was the result of decreases in compensation and related costs of $0.5 million, travel expense of $0.4 million, sales consultant expense of $0.2 million and other marketing expenses of $0.1 million.

Sales and marketing expenses as a percentage of total revenue remained 11% of total revenue for the three months ended September 30, 2020 and 2019.

General and Administrative Expenses

	Three Months Ended September 30,
	2020		2019		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
General and administrative expenses	$3,761	16%	$3,857	11%	$(96)	(2)%

General and administrative expenses decreased $0.1 million, or 2%, to $3.8 million for the three months ended September 30, 2020 from $3.9 million in the comparable period in 2019. The $0.1 million decrease was the result of decreases in compensation and related costs of $0.1 million, legal expense of $0.1 million and other general and administrative expenses of $0.1 million, offset, in part, by an increase in provisions for uncollectible accounts receivable of $0.2 million.

General and administrative expenses as a percentage of total revenue increased to 16% for the three months ended September 30, 2020 from 11% in the comparable period in 2019 principally due to the 32% decrease in total revenue.

Interest Expense, net

	Three Months Ended September 30,
	2020		2019		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Interest expense, net	$(49)	(0)%	$(136)	(0)%	$87	(64)%

Interest expense, net, consists primarily of fees and interest expense associated with outstanding balances under our revolving credit agreement. Interest expense, net, decreased to less than $0.1 million during the three months ended September 30, 2020 from slightly more than $0.1 million during the three months ended September 30, 2019.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

The following tables set forth a comparison of the components of our results of operations for the periods presented:

Revenue

	Nine Months Ended September 30,
	2020		2019		Change
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	($ in thousands)
Revenue:
Product	$76,772	99%	$90,739	98%	$(13,967)	(15)%
Research services	483	1%	2,131	2%	(1,648)	(77)%
Total revenue	$77,255	100%	$92,870	100%	$(15,615)	(17)%

The following chart sets forth product shipments in square feet for the periods presented:

	Nine Months Ended September 30,		Change
	2020	2019	Amount	Percentage
Product shipments in square feet (in thousands)	22,307	27,466	(5,159)	(19)%

Total revenue decreased $15.6 million, or 17%, to $77.3 million for the nine months ended September 30, 2020 from $92.9 million in the comparable period in 2019. The decrease in total revenue was the result of decreases in both product revenue and research services revenue.

Product revenue decreased approximately $14.0 million, or 15%, to $76.8 million for the nine months ended September 30, 2020 from $90.7 million in the comparable period in 2019. This decrease was principally the result of COVID-19 related decreases in both project and maintenance-based demand in the global onshore energy infrastructure markets and project-based revenue in the subsea market, offset, in part, by an increase in project-based demand in the Asian LNG market, growth in the building materials market and the impact of price increases enacted in 2019 and 2020.

Product revenue for the nine months ended September 30, 2020 included $15.3 million to an Asian LNG project contractor and $13.6 million to a North American distributor. Product revenue for the nine months ended September 30, 2019 included $17.9 million to a North American distributor and $10.5 million to an Asian LNG project contractor.

The average selling price per square foot of our products increased by $0.14, or 4%, to $3.44 per square foot for the nine months ended September 30, 2020 from $3.30 per square foot for the nine months ended September 30, 2019. The increase in average selling price principally reflected the impact of price increases enacted in 2019 and 2020. This increase in average selling price had the effect of increasing product revenue by $3.0 million for the nine months ended September 30, 2020 from the comparable period in 2019.

In volume terms, product shipments decreased by 5.2 million square feet, or 19%, to 22.3 million square feet of aerogel products for the nine months ended September 30, 2020, as compared to 27.5 million square feet for the nine months ended September 30, 2019. The decrease in product volume had the effect of decreasing product revenue by $17.0 million for the nine months ended September 30, 2020 from the comparable period in 2019.

Research services revenue decreased $1.6 million, or 77%, to $0.5 million for the nine months ended September 30, 2020 from $2.1 million in the comparable period in 2019. The decrease was primarily due to our decision to wind down our contract research activities to focus our research and development resources on improving our existing business profitability and developing new products and next-generation technology with application in new, high value markets.

Product revenue was 99% of total revenue for the nine months ended September 30, 2020 and 98% of total revenue for the nine months ended September 30, 2019. Research services revenue was 1% of total revenue for the nine months ended September 30, 2020 and 2% of total revenue for the nine months ended September 30, 2019.

Cost of Revenue

	Nine Months Ended September 30,
	2020			2019			Change
		Percentage of Related	Percentage of Total		Percentage of Related	Percentage of Total
	Amount	Revenue	Revenue	Amount	Revenue	Revenue	Amount	Percentage
	($ in thousands)
Cost of revenue:
Product	$66,403	86%	86%	$76,703	85%	83%	$(10,300)	(13)%
Research services	121	25%	0%	1,193	56%	1%	(1,072)	(90)%
Total cost of revenue	$66,524	86%	86%	$77,896	84%	84%	$(11,372)	(15)%

Total cost of revenue decreased $11.4 million, or 15%, to $66.5 million for the nine months ended September 30, 2020 from $77.9 million in the comparable period in 2019. The decrease in total cost of revenue was the result of decreases in both product cost of revenue and research services cost of revenue.

Product cost of revenue decreased $10.3 million, or 13%, to $66.4 million for the nine months ended September 30, 2020 from $76.7 million in the comparable period in 2019. The $10.3 million decrease was the result of an $8.1 million decrease in material costs and a $2.2 million decrease in manufacturing expense. The decrease in material costs was driven principally by the 5.2 million square feet, or 19%, decrease in product shipments and lower cost product formulations. The decrease in manufacturing expense was the result of decreases in variable plant and operating costs of $1.9 million associated with the 19% decrease in total product shipments and in compensation and related costs of $0.4 million, offset, in part, by an increase in maintenance expense of $0.1 million.

Product cost of revenue as a percentage of product revenue increased to 86% during the nine months ended September 30, 2020 from 85% during the nine months ended September 30, 2019. This increase was the result of the high proportion of fixed manufacturing expenses that remained essentially unchanged despite a 15% decrease in product revenue for the nine months ended September 30, 2020 from the comparable period in 2019, offset, in part, by the impact of price increases enacted in 2019 and 2020, lower cost product formulations, and our initiatives to reduce manufacturing expense.

Research services cost of revenue decreased $1.1 million, or 90%, to $0.1 million for the nine months ended September 30, 2020 from $1.2 million for the comparable period in 2019. Cost of research service revenue as a percentage of research services revenue decreased to 25% during the nine months ended September 30, 2020 from 56% in the comparable period in 2019 due to a decrease in the proportion of outside services utilized to support the contracted research.

Gross Profit

	Nine Months Ended September 30,
	2020		2019		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Gross profit	$10,731	14%	$14,974	16%	$(4,243)	(28)%

Gross profit decreased $4.2 million, or 28%, to $10.7 million for the nine months ended September 30, 2020 from $15.0 million in the comparable period in 2019. The decrease in gross profit was the result of the $15.6 million decrease in total revenue, offset by the $11.4 million decrease in total cost of revenue. The decrease in revenue was principally the result of COVID-19 related decreases in both project and maintenance-based demand in the global onshore energy infrastructure markets and project-based revenue in the subsea market, offset, in part, by an increase in project-based demand in the Asian LNG market, growth in the building materials market and the impact of price increases enacted in 2019 and 2020. The decrease in total cost of revenue was driven principally by the 5.2 million square foot, or 19%, decrease in product shipments, lower cost product formulations, and a decrease in manufacturing expense.

Gross profit as a percentage of total revenue decreased to 14% of total revenue for the nine months ended September 30, 2020 from 16% in the comparable period in 2019.

Research and Development Expenses

	Nine Months Ended September 30,
	2020		2019		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Research and development expenses	$6,436	8%	$5,842	6%	$594	10%

Research and development expenses increased $0.6 million, or 10%, to $6.4 million for the nine months ended September 30, 2020 from $5.8 million in the comparable period in 2019. The $0.6 million increase reflects our decision to increase efforts to develop new products and next-generation technology with application in new, high value markets and was primarily the result increases in compensation and related costs of $0.5 million and other research and development expenses of $0.1 million.

Research and development expenses as a percentage of total revenue increased to 8% of for the nine months ended September 30, 2020 from 7% in the comparable period in 2019 due to both the increase in research and development expenses and the decrease in total revenue.

Sales and Marketing Expenses

	Nine Months Ended September 30,
	2020		2019		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Sales and marketing expenses	$9,051	12%	$11,012	12%	$(1,961)	(18)%

Sales and marketing expenses decreased approximately $1.9 million, or 18%, to $9.1 million for the nine months ended September 30, 2020 from $11.0 million in the comparable period in 2019. The $1.9 million decrease was the result of decreases in travel expenses of $1.0 million, compensation and related costs of $0.7 million and other marketing expenses of $0.4 million, offset, in part, by an increase in sales consultant expenses of $0.2 million.

Sales and marketing expenses as a percentage of total revenue remained 12% for the nine months ended September 30, 2020 and 2019.

General and Administrative Expenses

	Nine Months Ended September 30,
	2020		2019		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
General and administrative expenses	$10,682	14%	$11,449	12%	$(767)	(7)%

General and administrative expenses decreased approximately $0.7 million, or 7%, to $10.7 million during the nine months ended September 30, 2020 from $11.4 million in the comparable period in 2019. The $0.7 million decrease was the result of decreases in patent enforcement costs of $0.4 million, compensation and related costs of $0.4 million, and other general and administrative expenses of $0.3 million, offset, in part, by a decrease in recoveries of prior provisions for uncollectible accounts receivable of $0.2 million and an increase provisions for uncollectible accounts of $0.2 million.

General and administrative expenses as a percentage of total revenue increased to 14% of total revenue for the nine months ended September 30, 2020 from 12% in the comparable period in 2019 principally due to the 17% decrease in total revenue.

Interest Expense, net

	Nine Months Ended September 30,
	2020		2019		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Interest expense, net	$(182)	(0)%	$(280)	(0)%	$98	(35)%

Interest expense, net, consists primarily of fees and interest expense associated with outstanding balances under our revolving credit agreement. Interest expense, net, was $0.2 million and $0.3 million during the nine months ended September 30, 2020 and 2019, respectively.

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

Through 2015, we experienced revenue growth and gained share in our target markets. Despite a decline in revenue in 2016, 2017 and 2018, we experienced strong growth in revenue, gross profit and cash flows from operations during 2019. Our financial projections anticipate long-term revenue growth, increasing levels of gross profit and improved cash flow from operations. To support this growth, we initiated a plan in 2018 to increase the capacity of our East Providence, Rhode Island manufacturing facility to approximately 60 million square feet of aerogel blankets by the end of 2020. We have delayed the implementation of our next-generation chemistry and process technologies during 2020 and currently expect to achieve our EP20 goals by the end of 2021. We may incur additional capital expenditures to complete this plan during the remainder of 2020 and in 2021. In addition, we are increasing our investment in the research and development of next-generation aerogel products and technologies. During 2020, we are developing aerogel products and technologies for the electric vehicle market. We believe the commercial potential for our technology in the electric vehicle market is significant and could require us to hire additional personnel, incur additional operating expenses, incur capital expenditures to expand aerogel manufacturing capacity, build an automated fabrication operation, and meet automotive quality system requirements, among other items.

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

We believe that our existing cash balance will be sufficient to support current operating requirements and research and development activities. However, we are not certain of the extent and duration of the impact that the COVID-19 pandemic and global oil market volatility will have on our business. The demand for our products has been negatively impacted and we are experiencing a significant year-over-year decrease in total revenue during 2020.

In response to the decrease in demand for our products, we instituted a number of actions to reduce expenses and to improve liquidity during the nine months ended September 30, 2020. However, these actions and any subsequent actions we may take are unlikely be sufficient to offset the impact of the decrease in revenue and we will experience a year-over-year increase in net loss, a decrease in Adjusted EBITDA and an increase in cash used in operating activities during 2020. In addition, we are likely to incur an increase in operating expenses and capital expenditures during 2021 in support of our evolving commercial opportunities in the electric vehicle markets and other strategic business initiatives.

As a result, we plan to supplement our cash balance with additional credit facilities, debt financings, customer prepayments, technology licensing fees or equity financings to provide the capital necessary to fund operating requirements, to complete future capacity expansions or to support evolving strategic business initiatives. We also intend to extend or replace our revolving credit facility with Silicon Valley Bank prior to its maturity.

Primary Sources of Liquidity

Our principal sources of liquidity are currently our cash and cash equivalents and our revolving credit facility with Silicon Valley Bank. Cash and cash equivalents consist primarily of cash and money market accounts on deposit with banks. As of September 30, 2020, we had $11.3 million of cash and cash equivalents.

On February 18, 2020, we completed an underwritten public offering of 1,955,000 shares of our common stock at an offering price of $8.25 per share. We received net proceeds of $14.8 million after deducting underwriting discounts and commissions of $1.1 million and offering expenses of approximately $0.3 million.

On May 1, 2020, our wholly-owned subsidiary, Aspen Aerogels Rhode Island, LLC (Borrower) executed a note for an unsecured loan of $3,685,800 pursuant to the PPP under the CARES Act, as amended, and administered by the SBA. The loan is unsecured, contains customary events of default, carries an interest rate of 1% per year, and matures on May 1, 2022. The Borrower may repay the loan in full at any time without penalty. In addition, the Borrower is permitted at any time to submit an application to extend the maturity of loan to May 1, 2025.

The Borrower may apply to have the PPP Loan indebtedness forgiven in whole or in part subject to SBA guidelines and based on the use of loan proceeds for payroll costs, mortgage interest payments, rent and utility costs over either an eight-week or 24-week period, at the Borrower’s option, following its receipt of the loan proceeds. The SBA may disapprove of the Borrower’s loan forgiveness application if the agency determines that it was ineligible for the PPP Loan. As of September 30, 2020, the Borrower had not applied for forgiveness.

While the Borrower is not required to apply for PPP Loan forgiveness, upon application for forgiveness, it may not receive loan forgiveness in whole or in part. In addition, the amount of potential loan forgiveness will be reduced if the Borrower fails to maintain employee and certain salary levels during the applicable eight-week or 24-week period following its receipt of the loan proceeds. If the Borrower applies for forgiveness, and the PPP Loan is not forgiven in whole or only forgiven in part, it will be required to immediately begin making payments of principal and accrued interest in equal monthly installments over the remaining term of the loan for any post-forgiveness balance outstanding. If the Borrower does not apply for forgiveness by August 19, 2021, it will be required to make payments of principal and accrued interest in equal monthly installments over the remaining term of the loan.

The Borrower has used the proceeds of the PPP Loan to support ongoing operations and to sustain staffing levels in our East Providence, Rhode Island manufacturing facility despite the unfavorable impact the COVID-19 pandemic and volatile energy markets are having on our business.

At September 30, 2020, we had no outstanding borrowings under our revolving credit facility with Silicon Valley Bank, $1.4 million of outstanding letters of credit secured by the revolving credit facility, $3.7 million outstanding on the PPP Loan, and an obligation of $9.8 million associated with prepayments received pursuant to our supply agreement with BASF.

We have maintained the revolving credit facility, as amended from time to time, with Silicon Valley Bank since March 2011. On March 3, 2020, our revolving credit facility was amended to extend the maturity date of the facility to April 28, 2021 and to establish certain minimum Adjusted EBITDA levels with respect to the minimum Adjusted EBITDA financial covenant for the extended term. On September 25, 2020, we further amended our revolving credit facility with Silicon Valley Bank to revise, among other things, the minimum Adjusted EBITDA financial covenant. We intend to extend or replace the facility prior to its maturity.

Under our revolving credit facility, we are permitted to borrow a maximum of $20.0 million, subject to continued covenant compliance and borrowing base requirements. At our election, the interest rate applicable to borrowings under the revolving credit facility may be based on the prime rate or LIBOR, subject to a minimum rate of 4.00% per annum. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 2.00% per annum, while LIBOR-based rates vary from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum. In addition, we are required to pay a monthly unused revolving line of credit facility fee of 0.5% per annum of the average unused portion of the revolving credit facility.

Under the revolving credit facility, we are required to comply with both non-financial and financial covenants, including the minimum Adjusted EBITDA covenant, as defined in the loan agreement. At September 30, 2020, we were in compliance with all such covenants.

The amount available to us under the facility at September 30, 2020 was $8.1 million after giving effect to the $1.4 million of letters of credit outstanding.

Analysis of Cash Flow

Net Cash Used in Operating Activities

During the nine months ended September 30, 2020, we used $4.8 million in net cash in operating activities, as compared to the use of $5.8 million in net cash during the comparable period in 2019, a decrease in the use of cash of $1.0 million. This decrease in use of cash was the result of a decrease in net cash used by changes in operating assets and liabilities of $2.7 million, offset, in part, by an increase in net loss adjusted for non-cash items of $1.7 million.

Net Cash Used in Investing Activities

Net cash used in investing activities is primarily related to capital expenditures to support our growth. Net cash used in investing activities for the nine months ended September 30, 2020 and 2019 was $2.6 million and $1.6 million, respectively, in capital expenditures primarily for machinery and equipment to improve the capacity, throughput, efficiency and reliability of our East Providence facility.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 totaled $15.1 million and consisted of $19.4 million in borrowings under our line of credit, $14.8 million in net proceeds from an underwritten public offering of our common stock, $3.7 million in net proceeds from the issuance of long-term debt, and $1.0 million in proceeds from employee stock option exercises, offset, in part, by $22.6 million of repayments under our line of credit and $1.2 million in cash used for payments made for employee tax withholdings associated with the vesting of restricted stock units.

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

Certain Factors That May Affect Future Results of Operations

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about: our beliefs in the appropriateness of our assumptions, the accuracy of our estimates regarding expenses, loss contingencies, future revenues, future profits, uses of cash, available credit, PPP Loan Proceeds, capital requirements, and the need for additional financing to operate our business, including to complete the planned capacity expansion of our East Providence manufacturing facility, and to fund our planned strategic business initiatives; the performance of our aerogel blankets; our expectation that we will be successful in obtaining, enforcing and defending our patents against competitors and that such patents are valid and enforceable; our belief that our products possess strong competitive advantages over traditional insulation materials, including the superior thermal performance and the thin, easy-to-use and durable blanket form of our products; our plans to expand capacity in our East Providence, Rhode Island manufacturing facility; our estimates of annual production capacity; our expectation to achieve our EP20 goals by the end of 2021; beliefs about the role of our technology and products in the electric vehicle market; beliefs about the commercial potential for our technology in the electric vehicle market; beliefs about our ability to produce and deliver products to electric vehicle customers; beliefs about Aspen’s contract with the major U.S. automotive manufacturer; beliefs about the potential for the major U.S. automotive manufacturer to become a significant customer for Aspen’s products; beliefs about revenue, costs, expenses, profitability, investments or cash flow associated with the contract with the major U.S. automotive manufacturer, beliefs about the performance of our thermal barrier products in the battery systems of electric vehicles; beliefs about the potential the commercial opportunity for Aspen’s thermal barrier products; our strategic partnership with BASF and the potential benefits of such a relationship, including the potential for it to create new product and market opportunities; our supply agreement with BASF, our supply to BASF of its Spaceloft A2 product and newly developed product, the potential for future cash advances from BASF under our supply agreement with BASF (payment of which are subject to certain conditions) to provide a source of financing and the potential for BASF to become a significant customer for our products; our joint development agreement with BASF, and the potential for it to support the development of new aerogel products and technologies; our beliefs about the usefulness of the square foot operating metric; our beliefs about the financial metrics that are indicative of our core performance; our beliefs about the usefulness of our presentation of Adjusted EBITDA; our expectations about the effect of manufacturing capacity on financial metrics such as Adjusted EBITDA; our expectations about future revenues, expenses, gross profit, net loss, loss per share and Adjusted EBITDA, sources and uses of cash, capital requirements and the sufficiency of our existing cash balance and available credit; our beliefs about the outcome, effects or estimated costs of current or potential litigation or their respective timing, including expected legal expense in connection with our patent enforcement actions; our plans to devote substantial resources to the development of new aerogel technology; our expectations about product mix; our expectations about future material costs and manufacturing expenses as a percentage of revenue; our expectations of future gross profit and the effect of manufacturing expenses, manufacturing capacity and productivity on gross profit; our expectations about our resources and other investments in new technology and related research and development activities and associated expenses; our expectations about short and long term (a) research and development (b) general and administrative and (c) sales and marketing expenses; our expectations of revenue growth, increased gross profit, and improving cash flows over the long term; our intentions about managing capital expenditures and working capital balances; our expectations about incurring significant capital expenditures in the future; our expectations about the expansion of our workforce and resources and its effect on sales and marketing, general and administrative, and related expenses; our expectations about future product revenue and demand for our products; our expectations about the effect of stock based compensation on various costs and expenses; our expectations about potential sources of future financing; our beliefs about the impact of accounting policies on our financial statements; our beliefs about the effect of interest rates, inflation and foreign currency fluctuations on our results of operations and financial condition; our beliefs about the expansion of our international operations; our statements about the impact of major public health concerns, including the COVID-19 pandemic or other pandemics arising globally, and the future, and currently unknown extent of, the impact of the COVID-19 pandemic on our business and operations; our statements about the sufficiency of our current and future actions to address the impact of the COVID-19 pandemic on our business and operations, including our future revenue, Adjusted EBITDA and other financial metrics; our belief that we qualify for partial or complete forgiveness of the PPP Loan; and changes by governmental authorities regarding the CARES Act or related administrative matters and the Company’s and its subsidiary’s abilities to comply with the terms of the PPP Loan and the CARES Act, including to use the proceeds of the PPP Loan as described herein.

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

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business. At September 30, 2020, we had unrestricted cash and cash equivalents of $11.3 million. These amounts were held for working capital and capital expansion purposes and were invested primarily in deposit and money market accounts at a major financial institution in North America. Due to the short-term nature of these investments, we believe that our exposure to changes in the fair value of our cash as a result of changes in interest rates is not material.

As of September 30, 2020, we had no borrowings outstanding on our revolving credit facility. At September 30, 2020, we had $1.4 million of outstanding letters of credit supported by the revolving credit facility.

Under our revolving credit facility, we are permitted to borrow a maximum of $20.0 million, subject to continued covenant compliance and borrowing base requirements. At our election, the interest rate applicable to borrowings under the revolving credit facility may be based on the prime rate or LIBOR, subject to a minimum rate of 4.00% per annum. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 2.00% per annum, while LIBOR-based rates vary from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum. In addition, we are required to pay a monthly unused revolving line of credit facility fee of 0.5% per annum of the average unused portion of the revolving credit facility. The maturity date of our revolving credit facility is April 28, 2021.

At September 30, 2020, the amount available to us under the revolving credit facility was $8.1 million after giving effect to the $1.4 million of letters of credit outstanding under the facility.

The PPP Loan executed on May 1, 2020 has an interest rate of 1% per annum. As of September 30, 2020, the PPP Loan matures in two years from the date of the note. We are permitted to submit an application to amend the loan to provide for a five-year term in accordance with the Flexibility Act. The PPP Loan has an outstanding balance of $3.7 million as of September 30, 2020.

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

As of September 30, 2020, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In addition, our principal executive officer and principal financial officer have concluded that the impact of the COVID-19 pandemic did not impact our ability to maintain our internal controls over financial reporting and disclosure controls and procedures.

(b) Changes in Internal Controls.

During the nine months ended September 30, 2020, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additionally, the United States Patent and Trademark Office, or USPTO, denied Alison’s requests to invalidate the claims of four of our patents in Inter-Partes Review. Alison also filed multiple similar requests with the Chinese Patent Office, or SIPO, seeking to invalidate our Chinese manufacturing process patents and two of our Chinese product patents. With respect to one of those requests, not withdrawn previously by Alison, the Patent Reexamination Board of SIPO (PRB), issued a decision upholding the validity of Aspen’s issued patent as amended in the proceedings. Alison has appealed the PRB’s decision to the Beijing IP court. On July 25, 2020, the Beijing IP court dismissed Alison’s appeal and upheld the validity of Aspen’s patent and we received this decision on September 15, 2020. Nano has also filed a request seeking invalidation of a product patent at PRB of SIPO on which the oral hearing took place in July 2019. After the oral hearing, Nano withdrew its invalidation request. On September 23, 2019, Alison filed another request to invalidate the same patent, whose prior validity holding by PRB was then on appeal at the Beijing IP Court. After conducting an oral hearing, PRB issued a decision on January 23, 2020 denying Alison’s latest invalidation request of this patent.

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

•

Nano and Alison also filed an opposition to one of the asserted patents at the European Patent Office (EPO). In December 2018, the opposition division of EPO determined the patent, EP2813338 (338 Patent), was invalid on formality grounds and decided to revoke it, which determination is currently under appeal at the EPO Board of appeals. On March 19 and 20, 2019 the German Federal Patent Court in Munich (FPC) conducted oral proceedings and voided four claims in EP2415577 (577 Patent) and confirmed the validity of challenged claims in EP2422950 (950 Patent) within the scope of silica gels. These FPC judgments are now final and binding on the parties. Nano has filed another nullity action seeking to invalidate the remaining claims in the 577 Patent which was subsequently terminated due to Nano’s failure to provide legally required security for costs. On June 17, 2020, Nano also filed an opposition to a recently issued Aspen Patent EP3120983B1, titled “Continuous Sheet of Gel Materials and Continuous sheet of Aerogel”.

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

•

The Mannheim court issued two decisions on July 31, 2020 finding that Nano infringed each of the 577 Patent and the 950 Patent. In addition to granting other remedies, the court also issued injunctions prohibiting the offer, putting on the market, using, importing or possessing any aerogel sheets. While these decisions are subject to an appeal to the Higher Regional Court in Karlsruhe within a month of their respective service to the parties, counsel to Nano has informally confirmed that no appeal was timely filed. We expect any formal confirmation of the finality of the Mannheim court decisions to occur in due course albeit with certain delay due to COVID-19 pandemic restrictions.

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

Any outbreaks of contagious diseases, public health epidemics and other adverse public health developments in countries where we, our customers and suppliers operate could have a material and adverse effect on our business, results of operations and financial condition. The recent novel strain of the coronavirus, initially limited to a region in China and now affecting the global community, including the United States, is expected to impact our operations, and the nature and extent of the impact may be highly uncertain and beyond our control. In particular, our sales globally, including to customers in the energy infrastructure and building materials markets that are impacted by the COVID-19 pandemic, are being negatively impacted as a result of disruption in demand, which could have a material adverse effect on our business, results of operations and financial condition. The COVID-19 pandemic has led to unprecedented drops in the demand for oil, which compounded with an increase or announced increase in output of oil by certain oil exporting countries has resulted in significant volatility in the price of oil, which may severely impact the demand for our products used in energy infrastructure facilities. In response to this general uncertainty in the market for our products, we have taken a number of actions to reduce expenses, including wage reductions, temporary suspension of board fees and selected reductions to discretionary expenses. In addition, as permitted by the CARES Act, we have elected to defer certain payments of the employer share of Social Security tax that would otherwise be required to be paid during the period beginning on March 27, 2020 and ending December 31, 2020. The CARES Act allows employers to deposit 50 percent of the deferred taxes on or before December 31, 2021, and the remaining 50 percent by December 31, 2022. We may also temporarily curtail operations in our East Providence, Rhode Island manufacturing facility if necessary to ensure the safety of our employees or to align capacity with demand. However, such actions or any future actions we take may not be sufficient to offset the effects of potential reduction in sales as a result of any disruption in demand. Furthermore, suppliers of our raw materials may not be able to supply the materials that we require to manufacture our products according to our schedules and specifications. If our suppliers’ operations are impacted, we may need to seek alternate suppliers, which may be more expensive, may not be possible or may result in delays, each of which would affect the results of our operations. The duration of such a disruption, and related financial impact to us, cannot be accurately estimated at this time.

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

Subsequent to the Borrower’s application for the loan, SBA issued various interpretive guidelines in connection with the PPP, including guidance on how SBA interprets certain of the certification requirements. One of the interpretations appears to be in response to various press reports that well established or well capitalized private and public companies were able to secure PPP loans that were meant for smaller companies. SBA’s interpretive guidelines published on April 23, 2020 set forth that public companies with substantial market value and access to capital markets would qualify to participate in the PPP and SBA advised any such public company to be prepared to provide the basis for the certifications upon SBA request. Subsequently, on April 28, 2020 the Secretary of the Treasury and Small Business Administrator announced that the government will conduct a full audit of all PPP loans of more than $2.0 million for which the borrower applies for forgiveness. As the Borrower expects it will be audited or reviewed by SBA or the U.S. Department of the Treasury if it files an application for forgiveness, and, whether or not it elects to seek forgiveness of all or part of the loan, it could be subject to investigation, audit or other review by governmental agencies or claims by third parties, with respect to whether it qualified for an PPP Loan, or whether the certifications it made to obtain the loan are accurate, or other matters. There is a risk that any such audit, review, investigation or claim could result in the diversion of ours management's time and attention, in the need to incur significant legal expenses and in the possibility that we will sustain reputational injuries. If the Borrower were to be audited, investigated, reviewed or subject to suit and if there is any adverse finding in such audit, investigation, review or suit or if the Borrower were alleged, or determined, not to qualify for the loan or alleged, or found, to have made false certifications in connection with the loan, the Borrower could be required to return the full amount of the PPP Loan, which would reduce our liquidity, and would subject it to fines and penalties, and exclusion from government contracts. In particular, the Borrower may become subject to actions under the federal False Claims Act, or the FCA, including its qui tam provisions, which, among other things, prohibits persons from knowingly filing, or knowingly causing to be filed, a false statement, or knowingly using a false statement, to obtain payment from the federal government. Violations of the FCA are subject to treble damages and penalties. In the case of a PPP Loan, the government could allege that single damages are the amount of the loan and interest thereon (or more), which under the FCA could then be trebled. Substantial penalties must also be imposed for each submitted false statement when a defendant loses a FCA trial. FCA cases may be initiated by the U.S. Department of Justice or by private persons or entities, often called “whistleblowers,” who bring the action on behalf of the United States. The Borrower may also face enforcement arising under other federal statutes, including criminal laws, and administrative actions and investigations initiated by SBA or other governmental entities. Furthermore, if the Borrower is identified as an entity that the media, government officials or others seek to portray it as a business that should not have availed itself of PPP funding, the Borrower may face negative publicity, which could have a materially adverse impact on its business and operations and on our business and operations as its parent.

Our efforts in developing and selling products in electric vehicle markets, including the recent contract with a U.S. automotive OEM and any future supply of our products to the automotive industry may subject us to increased financial, operational and legal risks that could materially adversely impact our business, financial conditions and results of operations and may also increase our costs and make it difficult for us to operate profitably.

We have a focus on developing and selling products in the automotive industry, specifically for electric vehicle applications. We have recently entered into a contract with a U.S. automotive OEM to supply our thermal barrier products for use in the batteries of electric vehicles and we are continuing efforts to develop further products and sell to others in the electric vehicle market. As a result of our existing contract with the automotive OEM and any future supply of our products to the automotive industry, including through specific contracts, we are subject to a number of risks, including, but not limited to:

•

Under our contract with a U.S. automotive OEM, the U.S. automotive OEM is not obligated to make any purchases from us and may terminate the contract at any time. There can be no assurance that significant revenue, or any revenue at all, will result from the contract.

•

In order to support the projections and estimates of our product demand that our potential automotive customers present to us, we may need to make substantial capital and other investments without any assurance that such potential demand will materialize. For example, under the contract with the U.S. automotive OEM, we are obligated to supply products up to a daily maximum quantity even without a specific purchase commitment. This requires us to invest in capacity, infrastructure and personnel. These investments could result in substantial capital expenditures without any commensurate increase in revenue, or any increase at all. Even if significant sales of our products to automotive OEMs materialize, the need to make these significant capital investments, as well as the costs related to developing these products and related process and manufacturing developments, and the costs of meeting the stringent requirements of the automotive industry, could result in sales to the automotive industry being significantly less profitable than we expect, or potentially unprofitable.

•

Automotive OEMs require that we timely meet stringent requirements with respect to capital investment and quality standards in connection with our efforts to develop, sell and support products for use in the electric vehicle market. We may not be able to meet these requirements on a timely basis or at all.

•

Automotive OEMs require suppliers of various tiers to assume liability for ordinary warranty expenses and product liability issues that are not necessarily commensurate with the roles the supplier played in the development of the final product sold to the consumer. This could expose us to significantly greater risk of liability for warranty expenses and/or for defects, failures or accidents involving the final products sold to the consumer.

•

Automotive OEMs purchasing from us may have certain rights to intellectual property developed by us in connection with our work for that OEM. These rights could permit the OEM to purchase products similar to ours from other third party suppliers or to develop internally products that could replace our products in their manufacturing process.

•

We face significant competition in selling our products to the automotive industry and anticipate that competition increasing over time, both from products similar to ours and from other technologies that may address in a superior fashion the technical issues currently addressed by our products. In particular, we face significant competition from Chinese firms, many of whom have longstanding experience in supplying electric vehicle OEMs and are part of a Chinese electric vehicle industry that we believe is in many ways more mature than the electric vehicle industry in the United States and other markets. In order to compete with such firms and sustainably participate in the automotive market, we will have to overcome the advantages possessed by those Chinese firms.

•

Electric vehicles and battery technologies are evolving at a rapid pace. They may evolve in such a way as to render our products obsolete. While we are investing considerable capital and other resources based on what we believe to be the currently identified needs of the industry, our belief as to the current needs of the industry may be incorrect or our technology, products or other resources may not be applicable to the future needs of the industry.

Our ability to successfully sell our products to the automotive industry will depend in large part on our ability to manage these and other risks.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities. Not applicable.

(b) Use of Proceeds from Initial Public Offering of Common Stock. Not applicable.

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers. We did not repurchase any of our equity securities during the quarter ended September 30, 2020.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On November 5, 2020, we entered into a Sales Agreement (Sales Agreement) with B. Riley Securities, Inc. (B. Riley) with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, par value $0.00001 per share (Common Stock), having an aggregate offering price of up to $33,871,250 (Placement Shares) through B. Riley as our sales agent. The issuance and sale, if any, of the Placement Shares by us under the Sales Agreement is subject to the continued effectiveness of our registration statement on Form S-3 that was declared effective by the Securities and Exchange Commission on September 18, 2018. The Company makes no assurances as to the continued effectiveness of the registration statement.

B. Riley may sell the Placement Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including, without limitation, sales made through The New York Stock Exchange or on any other existing trading market for the Common Stock. B. Riley will use commercially reasonable efforts to sell the Placement Shares from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay B. Riley a commission equal to three percent (3.0%) of the gross sales proceeds of any Placement Shares sold through B. Riley under the Sales Agreement, and we have also provided B. Riley with customary indemnification and contribution rights.

We are not obligated to make any sales of Common Stock under the Sales Agreement. The offering of our common stock pursuant to the Sales Agreement will terminate upon the termination of the sales agreement as described therein. We and B. Riley may each terminate the Sales Agreement at any time upon five days’ prior notice and B. Riley Securities may terminate the Sales Agreement immediately upon notice upon the occurrence of certain specified events.

The foregoing description of the Sales Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Sales Agreement, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C., our counsel, has issued a legal opinion relating to the validity of the Placement Shares being offered pursuant to the Sales Agreement. A copy of such legal opinion, including the consent included therein, is filed as Exhibit 5.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.	Exhibits.

(a) Exhibits

5.1	Opinion of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C.

10.1	Eleventh Amendment to the Amended and Restated Loan and Security Agreement, dated September 25, 2020, by and between the Company and Silicon Valley Bank.

10.2	At Market Issuance Sales Agreement, dated November 5, 2020, by and between the Company and B. Riley Securities, Inc.

23.1	Consent of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. (included in Exhibit 5.1 hereto)

31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPEN AEROGELS, INC.

Date: November 5, 2020	By:	/s/ Donald R. Young
Donald R. Young
President and Chief Executive Officer (principal executive officer)

Date: November 5, 2020	By:	/s/ John F. Fairbanks
John F. Fairbanks
Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)