Form 10-K
period 2020-12-31
ASPEN AEROGELS INC
filed 2021-03-12
CIK 1145986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.             ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $169.5 million.

As of March 9, 2021, the registrant had 28,301,338 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 1, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

PART I

Item 1.	BUSINESS

Aspen Aerogels, Inc. is an aerogel technology company that designs, develops and manufactures innovative, high-performance aerogel insulation used primarily in the energy infrastructure and building materials markets. The Company has also developed a high-potential line of aerogel thermal barriers that enable solutions to thermal runaway challenges in lithium-ion batteries used in the electric vehicle market. In addition, the Company conducts research and development related to aerogel technology supported by funding from several agencies of the U.S. government and other institutions. The Company has decided to cease efforts to secure additional funded research contracts and to wind down existing contract research activities. When used in this report, the terms “we,” “us,” “our” and “the Company” refer to Aspen Aerogels, Inc. and its subsidiaries.

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

Our technologically advanced insulation products are targeted at the estimated $3.1 billion annual global market for energy infrastructure insulation materials. Our aerogel insulation has undergone rigorous technical validation and is used by many of the world’s largest oil producers and the owners and operators of refineries, petrochemical plants, liquefied natural gas facilities and power generating and distribution assets, such as ExxonMobil, Reliance Industries, PTT LNG, and Royal Dutch Shell. Our products replace traditional insulation in existing facilities during regular maintenance, upgrades and capacity expansions. In addition, our aerogel products are increasingly being specified for use in new-build energy infrastructure facilities.

We introduced our two key aerogel insulation product lines for the energy infrastructure market, Pyrogel and Cryogel, in 2008. Pyrogel and Cryogel have undergone rigorous technical validation by industry leading end-users and achieved significant market adoption. Our product revenue has grown from $17.2 million in 2008 to $99.8 million in 2020, representing a twelve-year compound annual growth rate of 16%. During this period, we have sold nearly $1.1 billion of our products globally, representing an installed base of more than 382 million square feet of insulation. We believe that our twelve-year track record of success positions us for future growth and continued gain in market share in the energy infrastructure market.

We have grown our business by forming technical and commercial relationships with industry leaders, which has allowed us to optimize our products to meet the particular demands of targeted market sectors. We have benefited from our technical and commercial relationships with ExxonMobil in the oil refinery and petrochemical sector, with TechnipFMC in the offshore oil sector and with BASF in the building materials market. We will continue our strategy of working with innovative companies to target and penetrate additional opportunities in the energy infrastructure and building materials markets.

We are also actively developing a number of promising aerogel products and technologies for the electric vehicle market. We have developed and are commercializing our proprietary line of PyroThin thermal barriers for use in lithium-ion batteries in electric vehicles. Our PyroThin product is an ultra-thin, lightweight and flexible thermal barrier engineered to meet the safety and performance demands of electric vehicle manufacturers. These thermal barriers are designed to impede the propagation of thermal runaway both at the battery cell and battery pack levels across multiple lithium-ion battery system architectures. Our technology offers a unique combination of performance attributes that enable electric vehicle manufacturers to achieve critical safety goals without sacrificing driving range.

In addition, we are seeking to leverage our patented carbon aerogel technology to develop industry-leading battery materials for lithium-ion battery systems in electric vehicles. These silicon-rich, carbon aerogel materials have the potential for use as a drop-in replacement for graphite in the anode of lithium-ion batteries to enable an increase in the drive range of electric vehicles.

The commercial potential for our PyroThin products and carbon aerogel materials in the electric vehicle market is significant and is likely to require us to hire additional personnel, incur additional operating expenses and incur capital expenditures to expand our manufacturing capacity, build an automated fabrication operation, and meet automotive quality system requirements, among other items.

We also derive product revenue from the building materials and other end markets. Customers in these markets use our products for applications as diverse as wall systems, military and commercial aircraft, trains, buses, appliances, apparel, footwear and outdoor gear. As we continue to enhance our aerogel technology platform, we believe we will have additional opportunities to address high value applications in the global insulation market, the electric vehicle market and in a number of new, high-value markets.

Our patented aerogel products and manufacturing technologies are significant assets. Silica aerogels are complex structures in which 97% of the volume consists of air trapped between intertwined clusters of amorphous silica solids. These extremely low-density solids provide superior thermal and acoustic insulating properties. Although silica aerogels are usually fragile materials, we have developed innovative and proprietary manufacturing processes that enable us to produce industrially robust aerogel insulation cost-effectively and at commercial scale. Our electrically conductive carbon aerogel materials are reaching development maturity, expanding our market opportunities in energy storage, filtration, water purification, and gas sorption. These patented carbon aerogels are uniquely strong, providing the physical strength, charge and ion conductivity, and porosity required to host high concentrations of silicon in lithium-ion battery anodes. These silicon carbon aerogels have the potential to lower the costs and increase the energy density of electric vehicle battery systems.

Our insulation products help customers to improve the resource efficiency and sustainability of their operations. These products enable compact system design, reduce installation time and costs, promote freight and logistics cost savings, reduce system weight, minimize required storage space and enhance job site safety. Our insulation products reduce the incidence of corrosion under insulation, which is a significant maintenance cost and safety issue in energy infrastructure facilities. Many of our insulation products also offer strong fire protection, which is a critical performance requirement in our markets. We believe our array of product attributes provides strong competitive advantages over traditional insulation. Although competing insulation materials may have one or more comparable attributes, we believe that no single insulation material currently available offers all of the properties of our aerogel insulation products.

Our aerogel thermal barrier products enable our customers to enhance the safety and performance of their lithium-ion battery systems. These barriers are designed to impede the propagation of thermal runaway in lithium-ion battery systems both at the battery cell and battery pack level across multiple lithium-ion battery system architectures. Our ultra-thin, lightweight and flexible thermal barriers allow battery manufacturers to achieve critical safety goals without sacrificing energy density. We believe we offer the best available technology in the management of thermal runaway in the electric vehicle market.

Total revenue for the years ended December 31, 2020, 2019 and 2018 was $100.3 million, $139.4 million and $104.4 million, respectively. For the years ended December 31, 2020, 2019 and 2018, based on shipment destination or research services location, our U.S. revenue was $44.8 million, $58.3 million and $41.7 million, respectively, and our international revenue was $55.5 million, $81.0 million and $62.6 million, respectively.

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

We manufacture our products using our proprietary technology at our facility in East Providence, Rhode Island. We have operated the East Providence facility since 2008 and have increased our annual capacity in phases through December 31, 2020 to 55 million square feet of aerogel blankets. We are currently engaged in an initiative, which we refer to as EP20, designed to increase the capacity of the East Providence facility to 60 million square feet of aerogel blankets by the end of 2021. In addition, we anticipate that we will need to construct a state-of-the-art thermal barrier fabrication operation, hire dedicated thermal barrier fabrication employees, and increase our aerogel blanket manufacturing capacity to keep pace with the significant potential demand for our PyroThin thermal barriers from the electric vehicle market. Accordingly, we are in the early stages of planning a significant expansion of our aerogel capacity prior to the end of 2023. The expected elements of the completed expansion plan will include the size of the required capacity expansion, the selection of an optimal manufacturing site for the expansion, the appropriate financing structure to fund the project fully and a detailed timeline for the construction and operation of the facility.

Financial information about our product and research services revenues, net loss per share and our total assets are provided in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Our Markets and Competition

Our principal market is the energy infrastructure insulation market. This market is global, well-established and includes large and well-capitalized end-users. This market includes companies operating refinery, petrochemical, oil production, and LNG production and storage facilities. The market also includes firms operating gas, coal, nuclear, hydro and solar thermal power generating plants and district energy systems. Insulation systems in the energy infrastructure market are designed to maintain hot and cold process equipment, piping and storage tanks at optimal temperatures, to protect plant and equipment from the elements and from the risk of fire, and to protect workers. The market is served by a well-organized, well-established, worldwide network of distributors, contractors and engineers.

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

We have also developed and are commercializing a proprietary line of aerogel thermal barriers for use in lithium-ion batteries. The market for our thermal barrier products encompasses batteries used in both mobile platforms, including automobiles, trucks, buses and light aircraft, and fixed platforms, including grid storage and other commercial applications. The global lithium-ion battery market is estimated to be more than $40.0 billion in 2020 and is both growing and evolving rapidly. Our thermal barrier products allow our customers to enhance the safety of their high-energy density lithium-ion battery platforms. We believe that as the e-mobility and energy storage markets require increasingly powerful lithium-ion battery systems, the demand for our aerogel thermal barriers will grow rapidly as the market players seek to reduce the associated risk of thermal runaway.

On September 17, 2020, we entered into a contract with a major U.S. automotive original equipment manufacturer to supply fabricated, multi-part thermal barriers for use in the battery system of its next-generation electric vehicles. Pursuant to the contract, we are obligated to supply the barriers at fixed annual prices and at volumes to be specified by the customer up to a daily maximum quantity through the term of the agreement, which expires on September 1, 2026. While the customer has agreed to purchase all of its requirement for barriers at locations to be designated from time to time from us, it has no obligation to purchase any minimum quantity of barriers under the contract. In addition, the customer may terminate the contract any time and for any or no reason. All other terms of the contract are generally consistent with the customer’s standard purchase terms, including customary quality and warranty provisions.

We also sell our products for use in the building materials and other end markets, including for the fabrication of insulation parts by original equipment manufacturers, or OEMs. These OEMs develop products incorporating our aerogel blankets for applications in a diverse set of markets including military aircraft, trains, buses, appliances, apparel, footwear and outdoor gear. While these are not presently our core markets, we anticipate that we will allocate a growing portion of our manufacturing capacity to serve these markets in the long term. We believe the key performance criteria for insulation in these markets and applications include thermal performance, compact design, durability and fire resistance.

We operate in a highly competitive environment. In the energy infrastructure and building materials markets, we compete with traditional insulation materials based on product performance, price, availability and proximity to the customer. Customers may choose among a variety of insulation materials that offer a range of characteristics including thermal performance, durability, vapor permeability, moisture resistance, ease of installation and upfront and lifecycle costs. Within each type of insulation material, there is also competition between the manufacturers of that material. Most types of traditional insulation materials are produced by a number of different manufacturers and once customers have chosen the type of insulation material that they intend to use, they will choose a manufacturer of that material based primarily on each manufacturer’s price and delivery schedule. Insulation manufacturers include a range of large, high-volume, multinational manufacturers offering branded products and strong technical support services to small, low-volume, local manufacturers offering low prices and limited customer support.

We believe the primary competitive factors in these markets are:

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

Competition in the thermal barrier market is evolving. We believe our patented aerogel thermal barrier technology offers a unique combination of attributes to mitigate thermal runaway in lithium-ion battery systems. These attributes include industry-leading thermal performance, limited combustibility, tunable compressibility and scalable density. We expect to face increasing competition within the thermal barrier market over the next several years as new entrants seek to develop and market their own technologies and solutions.

We compete in the aerogel materials market with Cabot Corporation, Armacell International S.A., Guangdong Alison Hi-Tech Co., Ltd. and Nano Tech Co., Ltd. and a growing number of other competitors that manufacture, sell or resell aerogel insulation products. We expect to face increasing competition in the aerogel insulation market over the next several years as existing competitors and new entrants seek to develop and market their own aerogel products. In addition to other aerogel insulation products, we also encounter competition from innovatively packaged traditional insulation materials that compete with our products based on one or more performance factors.

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

Our market share in 2020 was approximately 4% of the estimated $3.1 billion annual global market for energy infrastructure insulation materials. Our market share in 2020 in the building materials, thermal barrier and other markets was not significant. Many of our competitors have greater market presence, larger market share, longer operating histories, stronger name recognition, larger customer bases and significantly greater financial, technical, sales and marketing, manufacturing and other resources than we have and may be better able to withstand volatility within the industry and throughout the economy as a whole while retaining greater operating and financial flexibility. If our competitors lower their prices, or develop new products with better performance, or if we are unable to compete effectively, our growth opportunities, share of the market, margins and profitability may decline.

Our Competitive Strengths

Because insulation is used in a wide variety of demanding applications, insulation materials must satisfy a wide range of performance criteria on a cost-effective basis. We believe that our aerogel technology has allowed us to create superior insulation products for our energy, building materials and thermal barrier markets that will allow us to continue to grow our share of the global insulation and thermal barrier market. We believe that the potential for significant technological innovation in traditional materials is limited and that new high-performance materials will be required to meet evolving market requirements for energy efficient insulation and thermal barrier systems. Our line of high-performance aerogel products is positioned to meet these requirements. Our solutions are driven by our innovative and proprietary technology that produces aerogels in a flexible and industrially robust blanket form and is supported by over 20 years of research and development dedicated to new aerogel compositions, form factors and manufacturing technologies. We believe our aerogel blankets deliver a superior combination of performance attributes that enable energy infrastructure and building materials end-users to save money, improve resource efficiency, preserve operating assets and protect workers across a wide range of applications in our target markets. We believe our patented aerogel thermal barriers offer an industry-leading combination of attributes to mitigate thermal runaway in lithium-ion battery systems.

We believe the following combination of capabilities distinguishes us from our competitors and positions us to continue to gain market share in the energy infrastructure, building materials and electric vehicle markets:

•

Disruptive Products with a Compelling Value Proposition. Our aerogel insulation provides two to five times the thermal performance of widely used traditional insulation in a thin, easy-to-use and durable blanket form. We believe our array of product attributes provides strong competitive advantages over traditional insulation and will enable us to gain a larger share of the energy infrastructure insulation market. In addition, our aerogel thermal barriers offer a combination of attributes that provide industry-leading protection against thermal runaway in lithium-ion batteries. We believe our thermal barriers are the market leading technological solution to combat thermal runaway and we will gain share within the market for lithium-ion batteries used in the e-mobility and grid storage markets. Although competing materials may have one or more comparable attributes, we believe that no single insulation or thermal barrier materials currently available offer all of the properties of our aerogel products.

•

Important End Markets. Our aerogel insulation products are primarily used in large-scale energy infrastructure facilities. Our aerogel thermal barrier products are gaining share in the rapidly growing, high value electric vehicle market. Given the projected high growth in the e-mobility markets and continued growth in global energy consumption in the long-term, and the construction of new facilities to satisfy this demand, we believe that we serve well-capitalized and rapidly growing global end markets. In order to capture the opportunities in our end markets, we have a network of sales professionals and qualified distributors in more than 50 countries around the world.

•

Strong Installed Base with Industry-leading Energy Customers. We have an installed base of more than 382 million square feet of insulation, representing nearly $1.1 billion in cumulative product sales since 2008. Through our relationships with industry leading energy infrastructure customers, our products have undergone rigorous testing and technical validation and are now in use at most of the world’s largest oil producers, refiners and petrochemical companies. These relationships have shortened the sales cycle with other customers and have helped to facilitate our market penetration. We also have strong relationships with a global network of energy-focused distributors, contractors and engineering firms that understand the significant advantages our products provide to end-users.

•

Initial Adoption by Leading Electric Vehicle Customer. In September 2020, we entered into a contract with a major U.S. automotive original equipment manufacturer to supply fabricated, multi-part thermal barriers for use in the battery system of its next-generation electric vehicles. This relationship has helped to validate our thermal barrier technology with other companies providing products and solutions to the electric vehicle, lithium-ion battery and grid storage markets. We have submitted proposals in response to RFQs for both an electric truck and a grid storage battery system and engaged in discussions and development activities with more than ten other prospective customers in the broader e-mobility and energy storage markets.

•

Proven, Scalable Business Model. Our proprietary manufacturing technology is proven and has been successfully scaled up to meet increasing demand. We have operated the East Providence facility since 2008 and have significantly increased manufacturing capacity and productivity during the period. We successfully commenced operation of our second production line at this facility in March 2011 and doubled our annual capacity to 40 million square feet of aerogel blankets. We commenced operations of a third line in the East Providence facility during 2015 and increased our annual capacity by 25% to 50 million square feet of aerogel blankets. During 2018, we initiated a series of projects, which we refer to as EP20, designed to increase the capacity in our East Providence facility to 60 million square feet. As of December 31, 2020, we had increased the nameplate capacity in our East Providence facility to 55 million square feet of aerogel blankets and currently expect to achieve our EP20 goals by the end of 2021.

•

Protected Technology Platform and Proprietary Manufacturing Capability. Our aerogel technology platform is the result of more than 20 years of research and development dedicated to new aerogel compositions, form factors and manufacturing technologies. Our intellectual property portfolio is supported by 145 issued patents, with an additional 113 pending and one allowed, in U.S. and foreign jurisdictions in areas related to product design, chemistry, process technology and market applications. In addition, we have significant knowledge and trade secrets related to product formulations and manufacturing techniques. We believe our portfolio of patents, trade secrets and knowledge present a barrier to potential new entrants in the commercialization of aerogel blanket insulation.

•

Experienced Management Team with a Demonstrated Track Record. Our executive officers have an average of more than 20 years each of experience in global industrial companies, specialty chemical companies or related material science research. This management team is responsible for the continued development of our aerogel technology platform, the commercial acceptance of our products, and the creation of a global distribution and marketing platform. As of December 31, 2020, we employed 290 people including material scientists, engineers, manufacturing line operators, sales personnel, administrative staff, and management. We believe our dedicated and experienced team is an important competitive asset.

Our Growth Strategy

Our strategy is to create economic value by leveraging our technological and market leadership in aerogels to be the premier provider of high-performance aerogel products serving the global electric vehicle and energy infrastructure markets. We also will pursue high-value opportunities for our aerogel insulation products within the building materials market and a diverse set of new markets. In addition, we will leverage our aerogel technology platform to develop innovative, aerogel-enhanced products for applications outside the global insulation market.

Key elements of our strategy include:

•

Leverage Aerogel Technology Platform in the Electric Vehicle Market. We plan to build upon the initial commercial success of our industry-leading PyroThin thermal barriers within the battery systems of electric vehicles. We will hire experienced automotive business development personnel, construct a state-of-the-art thermal barrier fabrication operation, hire dedicated thermal barrier fabrication employees, and increase our aerogel blanket manufacturing capacity to keep pace with the significant potential demand for our PyroThin thermal barriers. In addition, we will seek to leverage the unique properties of our proprietary and patented carbon aerogels to improve the performance and cost of lithium-ion batteries. We will continue our efforts with our evaluation partners, SKC Co., Ltd. and Evonik Industries AG, to explore the potential use of Aspen’s silicon-rich carbon aerogel materials in the anode and cathode of lithium-ion batteries and in solid-state batteries. We will continue to seek to engage with additional leading battery material and electric vehicle manufacturers to realize the full potential of our silica aerogels, our carbon aerogels and our broader aerogel technology platform within the electric vehicle market.

•

Capitalize on Innovation to Develop New Markets. Our team of materials scientists and engineers focus on advancing our aerogel technology platform and developing next generation aerogel compositions, form factors and manufacturing processes. We believe that we are well-positioned to leverage over 20 years of research and development to develop and commercialize disruptive aerogel products for a wide array of new markets beyond the energy infrastructure, building materials and electric vehicle markets. We will seek to exploit the unique characteristics of aerogels, including low thermal conductivity, high surface area, high electrical conductivity, and tunable porosity, to develop aerogel-enhanced products and next generation technology addressing complex and unmet market needs. We will continue to seek potential partnerships with industry leaders that include a mix of commercial, technical and financial elements to realize the full potential offered by our proprietary aerogel technology platform in targeted markets.

•

Strategically Increase Capacity to Meet Demand. Demand for our aerogel products has grown significantly since our inception. From 2008 through 2020, our product revenue has grown at a compound annual growth rate of 16% to $99.8 million. To meet growth in demand for our products, we added a third production line in our East Providence facility in 2015 that increased our annual capacity to 50 million square feet of aerogel blankets. We are engaged in a series of projects, which we refer to as EP20, designed to increase the capacity of our East Providence facility by an additional 10 million square feet of aerogel blankets by the end of 2021. As of December 31, 2020, we have increased the capacity of our East Providence facility to 55 million square feet of aerogel blankets and expect to achieve the targeted 60 million square feet of aerogel blankets by the end of 2021. In addition, in order to support the projected growth in our electric vehicle and energy infrastructure markets, we are in the early stages of planning a significant expansion of our aerogel capacity prior to the end of 2023. The expected elements of the completed expansion plan will include the size of the required capacity expansion, the selection of an optimal manufacturing site for the expansion, the appropriate financing structure to fund the project fully and a detailed timeline for the construction and operation of the facility.

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

•

Leverage Strategic Relationships in the Building Materials Market. We are pursuing market opportunities across multiple regions to address the increasingly stringent regulatory environment governing the thermal performance and fire safety of buildings. We have entered into a multi-faceted strategic partnership with BASF to develop and commercialize products optimized for the building materials market. The strategic partnership offers a near-term commercial opportunity through the sale of our Spaceloft A2 product line and long-term commercial potential through our joint development efforts focused on innovative products and technologies that address emerging opportunities. We believe our strategic partnership with BASF has the potential to facilitate our penetration of the building materials market by combining the strength of our aerogel technology platform with BASF’s broad technical, commercial and distribution capabilities.

•

Enhance Our Profit Margins, Operational Cash Flow and Return on Invested Capital. We will seek to improve the efficiency of our manufacturing process, to optimize the formulation of our products and to manage our supply chain to reduce costs. We believe additional opportunities to realize production efficiencies and to reduce per unit overhead costs will arise with growth in the scale of our manufacturing operations. We believe our current expansion plans and available manufacturing technology advancements will enhance profit potential, increase operating cash flow capability, and offer attractive returns on incremental invested capital. In addition, we will focus our development efforts on new products and next generation technology with application in new, high value market segments.

Our Aerogel Products

Silica aerogels are highly porous structures in which 97% of the volume consists of air trapped between intertwined clusters of amorphous silica solids. Silica aerogels are a very low-density solids and are extremely fragile materials. However, our proprietary manufacturing process produces silica aerogels in a flexible, resilient, durable and easy-to-use blanket form.

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

Our material costs were 44%, 48% and 47% of product revenue for the years ended December 31, 2020, 2019 and 2018, respectively. We seek to lower our manufacturing costs, while maintaining appropriate performance characteristics, and to improve the per square foot costs of our silica aerogel blankets by optimizing our formulations to reduce material costs, by enhancing manufacturing process controls to improve yields, by realizing price reductions from existing vendors, by qualifying new vendors and by reducing shipping costs. Our objective is both to reduce costs to enhance our competitive position and to ensure we deliver high quality products to our customers.

The materials used in the production of our silica aerogel products consist primarily of several silica precursors, fiber batting, and other additives. The markets for these materials are generally competitive and multiple sources of supply exist for all of our raw materials. However, from time-to-time, we have experienced a significant increase in the price of certain silica precursors due to supply imbalances in the silanes market. We are actively working to reformulate our products to reduce our reliance on the materials that are susceptible to significant price fluctuations. We are also working to expand the geographic diversity of our supply base to reduce the risk of demand and supply imbalances in any one country or region.

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

Our aerogel blankets are reinforced with fiber batting. We manufacture and sell our blankets in 60-inch-wide, three-foot diameter rolls with a standard range of thickness of 2 millimeters to 10 millimeters. Our base products are all flexible, hydrophobic, vapor permeable, compression resistant and able to be cut and fabricated using conventional tools. We have specifically developed our line of aerogel blankets to meet the requirements of a broad set of applications within our target markets. The composition and attributes of our standard aerogel blankets are described below:

Electric Vehicle Market

•

PyroThin. PyroThin thermal barriers are our new generation of ultra-thin flexible aerogel products engineered to satisfy the needs of the electric vehicle and energy grid industries to address thermal runaway issues in lithium-ion batteries. PyroThin thermal barriers can be tailored to provide passive fire protection at the cell, module or pack level within lithium-ion battery systems. PyroThin thermal barriers are offered to enable electric vehicle manufacturers to design lithium-ion batteries which improve both electric vehicle safety and driving range.

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

•

Pyrogel XTF. Pyrogel XTF provides thermal performance similar to Pyrogel XTE, but is reinforced with a glass- and silica-fiber batting. Pyrogel XTF is specially formulated to provide strong protection against fire.

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

Other Markets

•

Spaceloft Grey. Spaceloft Grey is reinforced with a glass-and polyester-fiber batting and is designed for use in the building materials market. Spaceloft Grey is either utilized in roll form by contractors in the field or fabricated by OEMs into strips, panels and systems that meet industry standards. Spaceloft Grey is designed for use in solid wall buildings and where space is at a premium.

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

R-Values by Material

Insulation is a material or combination of materials that slows the transfer of heat from one side of the material to the other. The composition of our aerogel products minimizes the three mechanisms of thermal transport:

•

Conduction. Heat conduction through a material is correlated to the material’s density. Aerogels are very low-density solids. As a result, thermal conductivity through the aerogel material itself is extremely low.

•

Convection. Heat convection in gases is through movement of gas molecules. Due to the restricted movement of gases in the nanoporous aerogel structure, thermal convection is eliminated inside the aerogels.

•

Radiation. Radiation requires no medium to transfer the heat. Thermal radiation is partially absorbed by aerogels. Our aerogel products also contain infrared absorbing additives to significantly reduce radiant heat transfer.

We believe our aerogel products offer the lowest levels of thermal conductivity, or best insulating performance, of any widely used insulation or thermal barrier available on the market today.

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

Qualification for Use

Our products have undergone rigorous testing and are now qualified for global usage in both routine maintenance and in capital projects at many of the world’s largest oil producers, refiners and petrochemical companies and prospectively with the next-generation lithium-ion battery systems of two of the largest electric vehicle manufacturers. These end-users of our products have well defined practices, codes, specifications and standards for materials and systems installed in their vehicles or used in their facilities. These specifications include insulation system design standards, material qualification and selection processes, insulation application practices and quality control requirements. As part of the material qualification process established by these companies, a new insulation or thermal barrier product must meet general industry standards, such as consensus standards developed by ASTM International, and, in many cases, company-specific internal standards to be considered and approved for use or designed into vehicle platforms. In addition, most of these companies require one or more field trials of tests to evaluate fitness for use in specific applications. These companies either run these qualification processes and field trials internally or through third parties engaged by them, and they generally do not publicly disclose the results of their testing. While the specific processes and timelines vary from company to company, in general, upon successful completion of the qualification process for an insulation or thermal barrier product, an end-user will typically deem the product to be qualified for use in its facilities on a local, regional or global basis for one or more applications or vehicles. Because our end-use customers are typically businesses with very large operations in multiple sites, our insulation or thermal barrier sales likely represent only a small portion of the total product used by any one of these companies. Accordingly, once our products are qualified or designed into a platform at a specified company, we continue to seek to expand use of our products by the end-use customer in additional applications, platforms, locations or vehicles.

Our Sales Channel

We market and sell our products primarily through our global sales force. Our sales personnel are based in North America, Europe and Asia and travel extensively to market and sell our products to new and existing customers. The efforts of our sales force are supported by a small number of sales consultants with extensive knowledge of a particular market or region. Our sales force establishes and maintains customer and partner relationships, delivers highly technical information and provides first class customer service. We plan to expand our sales force and business development resources globally to support anticipated growth in customers and demand for our products.

Our sales force calls on and maintains relationships with participants at all levels of the energy infrastructure industry supply chain. We have established a network of insulation distributors to ensure rapid delivery of our products in critical regions. Our sales personnel work to educate insulation contractors about the technical and operating cost advantages of aerogel blankets. Our sales force also works directly with end-users and engineering firms to promote qualification, specification and wider acceptance of our products in existing and new applications. In the energy infrastructure market, we rely heavily on the existing and well-established channel of distributors and contractors to deliver products to our customers. In addition, our sales and business development personnel work directly with OEMs and strategic partners, including within the electric vehicle industry, to create new product designs and solutions to expand our market reach.

The sales cycle for a new insulation material or thermal barrier is typically lengthy. Our sales cycle from initial customer contact to widespread use can take from one to three years, although we typically realize increasing revenue at each stage in the cycle. We believe our relationships with technically sophisticated customers and strategic partners serve to validate our technology, products and value proposition within a target market. These relationships have proven to accelerate the sales cycle with other customers within specific markets and to facilitate growth in market share. We have focused our marketing efforts on developing technical support materials, installation guides, case studies and general awareness of the superior performance of our aerogel blankets and thermal barriers. We rely principally on our website, social media, printed technical materials, participation in industry conferences and tradeshows and presentation of technical papers to communicate our message to existing and potential customers. We also receive strong word-of-mouth support from the growing network of distributors, installation contractors, OEMs, strategic partners and end-users that understand the benefits of our products.

As of December 31, 2020, we had 46 sales and marketing professionals worldwide. Their efforts were supported by a team of ten sales consultants.

Our Customers and End-Users

Customers

Our primary customers in the energy infrastructure market are distributors, installation contractors and fabricators that stock, install and customize insulation products, components and systems for technically sophisticated end-users that require high-performance insulation.

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

•

Fabricators: We currently sell directly to a small network of fabricators that design, customize and manufacture insulation components and systems for use in the energy infrastructure, industrial, building materials, transportation, appliance and apparel markets.

•

Direct Sales to End-Users: In certain instances, we sell directly to end-use customers in the energy infrastructure insulation market. In these instances, our end-use customer directly manages and controls specification, logistic, installation, inspection, maintenance and fabrication activities of our aerogel products.

Our current customers in the evolving electric vehicle market include an original equipment manufacturer, a Tier one automotive supplier, and an Asian-based distributor of fabricated thermal barriers to the electric vehicle industry. We also anticipate that our customer base could expand to include manufacturers of lithium-ion batteries for the electric vehicle and grid storage markets.

Distribution International, Inc. and SPCC Joint Venture represented 21% and 15%, respectively, of our total revenue in 2020 and were our only customers representing 10% or more of our revenue for that period.

Our product revenue is generated by sales to customers around the world. In 2020, 44% of our product revenue was generated in the United States, 38% in Asia, 14% in Europe, 1% in Canada and 2% in Latin America based on shipment destination.

A substantial portion of our sales are to shipment destinations located outside the United States, including Thailand, Norway, Korea, Malaysia, The United Kingdom, Germany, Singapore, Australia, China, and Columbia. Total revenue generated from outside of the United States amounted to $55.5 million or 55% of total revenue, $81.0 million or 58% of total revenue and $62.6 million or 60% of total revenue, in the years ended December 31, 2020, 2019 and 2018, respectively. In addition, we may continue to expand our operations outside the United States. As a result, we are subject to a number of risks. See “Risk Factors — A substantial portion of our revenue comes from sales in foreign countries and we may expand our operations outside of the United States, which subjects us to increased economic, foreign exchange, operational and political risks that could increase our costs and make it difficult for us to operate profitably.”

End-Users

The end-users of our aerogel blankets and thermal barriers include some of the largest and most well capitalized companies in the world. Our products are installed in more than 50 countries worldwide.

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

Electric Vehicle Market

Our thermal barrier products have been adopted for use in the electric vehicle battery systems of a major U.S. automotive manufacturer and by a leading Chinese electric vehicle manufacturer. We believe that our customer base could expand in the near term to include manufacturers of battery and battery systems for use in the electric vehicle and grid storage markets.

Our carbon aerogel program seeks to increase the performance of lithium-ion battery cells to enable electric vehicle manufacturers to extend the driving range and reduce the cost of electric vehicles, among other uses. We are targeting the manufacturers of battery components, batteries, grid battery systems, and electric vehicles as potential customers for our carbon aerogel materials.

Building Materials and Other Markets

Traditionally, we have relied on the efforts of a small network of partners, OEMs and fabrication houses to serve the building materials, transportation, apparel and appliance markets. These partners, OEMs and fabricators are manufacturers of components and systems for buildings, refrigerated and hot appliances, cold storage equipment, automobiles, aircraft, trains and electronic sectors and manufacturers of outdoor gear and apparel. In addition, we have collaborated with BASF to develop and commercialize innovative products optimized to meet the needs of the building materials market. The end-users of our products in these markets include a wide range of institutions, businesses, individuals, municipalities and government agencies.

Manufacturing

We manufacture our products using our proprietary technology at our facility located in East Providence, Rhode Island. We have operated the East Providence facility since 2008 and have significantly increased manufacturing capacity and productivity during the period. Our manufacturing process is proven, scalable and can meet increasing demand.

Our manufacturing group is led by a seasoned team with management experience at global industrial and specialty chemical companies. Our manufacturing workforce is skilled and we have experienced employee turnover consistent with our industry. We have well-defined operating processes and maintenance, environmental, health and safety programs to support our operations. We employ statistical processes and quality controls in our manufacturing systems. We routinely measure and monitor thermal conductivity, hydrophobicity and other key properties of the aerogel blankets produced in our manufacturing operations. We are ISO 9001:2015 certified.

We have increased our annual capacity in phases through December 31, 2020 to 55 million square feet of aerogel blankets. We are currently engaged in an initiative, which we refer to as EP20, designed to increase the capacity of the East Providence facility to 60 million square feet of aerogel blankets by the end of 2021. In addition, we anticipate that we will need to construct a state-of-the-art thermal barrier fabrication operation, hire dedicated thermal barrier fabrication employees, and increase our aerogel blanket manufacturing capacity to keep pace with the significant potential demand for our PyroThin thermal barriers. Accordingly, we are in the early stages of planning a significant expansion of our aerogel capacity prior to the end of 2023. The expected elements of the completed expansion plan will include the size of the required capacity expansion, the selection of an optimal manufacturing site for the expansion, the appropriate financing structure to fund the project fully and a detailed timeline for the construction and operation of the facility.

We directly control all stages in the manufacture of our aerogel blankets. Our direct ownership of manufacturing operations allows us to maintain control of proprietary process technologies and to control product quality. Our production of aerogel blankets utilizes a continuous process and consists of the following key steps:

•	Sol Preparation. Mixing of silica precursors in ethanol, a catalyst and additives in set formulas to deliver the target properties of the resultant aerogel.
•	Casting. Combination of the sol and fiber batting and initial formation of the gel structure.
•	Aging. Bathing of the gel blankets in fluids to impart desired physical and thermal properties.
•	Extraction. Supercritical extraction of the ethanol liquid from the gel blanket to produce a dried aerogel blanket.
•	Heat Treatment. Drying to remove trace ethanol, salts and water from the aerogel blankets.

•	Finishing. Coating to enhance quality and product handling.
•	Fabrication. Cutting, lamination, and production of components and multi-layer systems for custom applications in the electric vehicle and subsea markets.
•	Quality Control. Utilizing statistical process and quality controls to measure thermal conductivity, hydrophobicity and other key properties of our aerogel products.

Our material costs were 44%, 48% and 47% of product revenue for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Research and Development

The mission of our research and development team is to leverage our aerogel technology platform in support of our commercial objectives. In our existing markets, research and development personnel design new and improved insulation products to enhance our value to customers and to expand our revenue potential. Our materials scientists and engineers also seek to develop enhanced chemical and process technologies to improve yields, lower manufacturing costs and improve product performance. In new markets, research and development personnel seek to exploit the unique characteristics of aerogels, including low thermal conductivity, high surface area, high electrical conductivity, and tunable porosity, to develop aerogel-enhanced products and next generation technology addressing complex and unmet market needs.

Our research and development expenditures were $8.7 million, $8.4 million and $6.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. In addition, we spent $0.1 million, $1.3 million and $1.0 million for the years ended December 31, 2020, 2019 and 2018, respectively, on research and development activities sponsored by federal and other government agencies.

Contract Research and Government Support

We have received funding from a number of federal and other government agencies in support of our research and development and manufacturing activities. Research performed under contract to the Department of Defense, the Department of Energy and other institutions allowed us to develop and leverage technologies into broader commercial applications. We also worked closely with customers in government and industry to develop potential aerogel solutions that leveraged not only the thermal insulation performance but other benefits of aerogels as well.

In late 2019, we decided to wind down our existing contract research activities. This decision reflected our desire to focus our research and development resources on initiatives to improve the profitability of our existing business and on efforts to develop new products and next generation technology with application in new, high value market segments.

We have received $58.7 million in funding under government contracts from inception through December 31, 2020. Our contract research revenue was $0.4 million, $2.4 million and $2.2 million for the fiscal years ended December 31, 2020, 2019 and 2018, respectively.

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

As of December 31, 2020, we owned 49 issued U.S. patents, 29 pending U.S. patent applications (including seven issued U.S. patents and two pending U.S. patent application that we co-own with third parties), 95 issued foreign patents, 84 pending foreign patent applications (including 23 issued foreign patents and ten pending foreign patent applications that we co-own with third parties), and one allowed foreign patent. The patents that we own are generally effective for 20 years from the filing date of the earliest application to which each U.S. patent claims priority. The scope of each of our foreign patents varies in accordance with local law. Our early product patent family covering a fiber-reinforced aerogel composition will expire in December 2021.

In May 2016, we filed a complaint for patent infringement against Nano Tech Co., Ltd. (Nano), and Guangdong Alison Hi Tech., Ltd. (Alison) in the International Trade Commission, or ITC. In February 2018, the ITC issued its final determination that Nano and Alison had infringed asserted Aspen patents and that they have not proven the patents are invalid except with respect to one dependent product claim, which the ITC found was not infringed. The ITC affirmed that Alison and Nano each violated Section 337 of the Tariff Act and issued a limited exclusion order prohibiting importation of infringing aerogel insulation products manufactured by Alison and Nano. Alison’s appeal with respect to a product patent to the United States Court of Appeals for the Federal Circuit (CAFC) was rejected, and resulted in CAFC affirming the validity of our patent. The exclusion order, which is enforced by the United States Customs and Border Protection, is currently in effect.

Additionally, the USPTO denied Alison’s requests to invalidate the claims of four of our patents in Inter-Partes Review. Alison also filed multiple similar requests with the Chinese Patent Office (SIPO), seeking to invalidate our Chinese manufacturing process patents and two of our Chinese product patents. With respect to one of those requests, not withdrawn previously by Alison, the Patent Review Board of SIPO (PRB), issued a decision upholding the validity of Aspen’s issued patent as amended in the proceedings. Alison has appealed the PRB’s decision to the Beijing IP court. On July 25, 2020, the Beijing IP court dismissed Alison’s appeal and upheld the validity of Aspen’s patent and we received this decision on September 15, 2020. Nano has also filed a request seeking invalidation of a product patent at SIPO. After the oral hearing at PRB, Nano withdrew its invalidation request. On September 23, 2019, Alison filed yet another request to invalidate the same patent, whose validity was previously confirmed by PRB. On January 23, 2020 PRB denied Alison’s latest invalidation request.

In April 2016, we also filed a patent infringement suit at the District Court in Mannheim, Germany (Mannheim court), against Nano, Alison and two European resellers asserting their infringement of one of our German patents. We subsequently asserted infringement of another three patents against Nano, Alison and a European reseller of Alison’s products at the Mannheim court. We have since settled with one European reseller in exchange for a commitment not to procure infringing products and cooperation with our case. In January 2018, the court issued a series of judgments by acknowledgement (German, “Anerkenntnisurteil”) finding the second reseller, Hiltex, liable for infringement and also issued injunctions against Hiltex. The judgments resulted from a settlement agreement in which Hiltex agreed not to resell the infringing products in Europe where at least one of the asserted patents are active. On March 8, 2019, the Mannheim court issued two separate judgments in cases against Nano and Alison, respectively. The Mannheim court determined that both Nano and Alison are infringing on Aspen’s EP1638750 (750 Patent) in connection with their respective products. The court also issued injunctions prohibiting the offer, putting on the market, using, importing or possessing the infringing products. The court found the defendants liable to us for damages since September 22, 2012. The court also ordered the defendants to provide information on the scope of the acts of infringement committed since August 22, 2012, and a recall of infringing products. The court ordered Nano and Alison to bear the costs of the legal proceedings and reimburse statutory attorneys’ costs and expenses to us, that exact amount of which is yet to be determined. Nano and Alison have appealed the judgments of the Mannheim court. Nano subsequently withdrew the appeal while Alison’s appeal is currently pending.

The Mannheim court issued two decisions on December 23, 2019 finding that Alison infringed the 577 Patent and the 950 Patent and also issued injunctions prohibiting Alison from continuing infringement in connection with any aerogel sheets. The December 2019 decisions against Alison have now become final and binding. The Mannheim court issued two decisions on July 31, 2020 finding that Nano infringed each of the 577 Patent and the 950 Patent. In addition to granting other remedies, the court also issued injunctions prohibiting the offer, putting on the market, using, importing or possessing any aerogel sheets. After the passing of deadline to file appeals, these decisions have now become final.

Nano and Alison also initiated nullity actions in German Federal Patent Court in Munich against our asserted German patents. On September 25, 2018, the Federal Patent Court in Munich dismissed the challenge to the validity of 750 Patent which has subsequently become final. Nano and Alison also filed an opposition to one of the asserted patents at the EPO. In December 2018, the opposition division of EPO determined the patent, EP2813338 (338 Patent), was invalid on formality grounds and decided to revoke it, which determination is currently under appeal at the EPO Board of appeals. On March 19 and 20, 2019 the German Federal Patent Court in Munich (FPC) conducted oral proceedings and voided four claims in EP2415577 (577 Patent) and confirmed the validity of challenged claims in EP2422950 (950 Patent) within the scope of silica gels. These FPC judgments are now final and binding on the parties. Nano had filed another nullity action seeking to invalidate the remaining claims in the 577 Patent which action Nano subsequently failed to pursue. On June 17, 2020, Nano also filed an opposition to a recently issued Aspen Patent EP3120983B1, titled “Continuous Sheet of Gel Materials and Continuous sheet of Aerogel”.

Additionally, a reseller of Nano’s products in Taiwan challenged the validity of one of our patents in Taiwan in 2018. After careful review of our written response, the Taiwanese patent office has determined the patent as valid and dismissed the challenge in December 2018. In 2018, LG Chem Ltd. challenged the validity of one of our patents in Korea at the IPTAB of the Korean Intellectual Property Office. After conducting an oral hearing, the IPTAB issued a decision on November 30, 2019 upholding claims related to aerogel sheets incorporating fibers. On January 14, 2021 the Korean Patent Court confirmed the validity of the claims related to aerogel sheets incorporating fibers.

Due to their nature, it is difficult to predict the outcome or the costs involved in any litigation. Furthermore, our adversaries may have significant resources and interest to litigate and therefore, these litigation matters could be protracted and may ultimately involve significant legal expenses. We have incurred approximately $9.3 million of expenses related to this litigation since 2015 through December 31, 2020. In addition to the foregoing, we have been and may be from time to time party to other legal proceedings that arise in the ordinary course of business and to other patent enforcement actions to assert our patent rights.

We believe that having distinctive names is an important factor in marketing our products, and therefore we use trademarks to brand some of our products, including Pyrogel, PyroThin, Cryogel and Spaceloft. As of December 31, 2020, we had five trademark registrations in the United States, one trademark registration with the World Intellectual Property Organization, and 54 trademark registrations in foreign jurisdictions, including the European Union, Japan, China, Canada, South Korea and Brazil. Additionally, we had seven pending foreign trademark applications. Although we have a foreign trademark registration program for selected marks, our approach may not be comprehensive and we may not be able to register or use such marks in each foreign country in which we seek registration.

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

On June 18, 2014, we completed our initial public offering, or IPO, of 7,500,000 shares of our common stock at a public offering price of $11.00 per share. On February 18, 2020, we completed an underwritten public offering of 1,955,000 shares of our common stock at a public offering price of $8.25 per share. We received net proceeds of $14.8 million after deducting underwriting discounts and commissions of $1.1 million and offering expenses of approximately $0.3 million. On November 5, 2020, we entered into a sales agreement with B. Riley Securities, Inc. with respect to an at-the-market (“ATM”) offering program under which we may offer and sell, from time to time in our sole discretion, shares of our common stock, through B. Riley Securities as our sales agent. During November and December 2020, we issued 714,357 shares of our common stock at an average price of $13.96 per share through the at-the-market offering and received net proceeds of $9.5 million after deducting commissions $0.3 million and offering expenses of approximately $0.2 million.

As of March 9, 2021, we had 28,301,338 shares of our common stock outstanding.

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

Employees

As of December 31, 2020, we had 290 full-time employees with 36 in research and development, 179 in manufacturing operations and supply chain, 46 in sales and marketing and 29 in general and administrative functions. Of our employees, 274 are located in the United States and 16 are located abroad. We consider our current relationship with our employees to be of good standing. None of our employees are represented by labor unions or have collective bargaining agreements.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in this section below, that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in more detail in the risk factors below, alone or in combination with other events or circumstances, may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

•	We have incurred annual net losses since our inception, and we may continue to incur net losses in the future and may never reach profitability.
•	We have yet to achieve positive total cash flow, and our ability to generate positive cash flow is uncertain.
•

Our working capital requirements involve estimates based on demand and production expectations and may decrease or increase beyond those currently anticipated, which could materially harm our results of operations and financial condition.

•	Our revolving credit facility contains financial and operating restrictions that may limit our access to credit.
•	We will require significant additional capital to pursue our growth strategy, but we may not be able to obtain additional financing on acceptable terms or at all.
•

Shortages of the raw materials used in the production of our products, increases in the cost of such materials or disruptions in our supply chain could have a material adverse impact on our financial condition and results of operations.

•

Our business, results of operations and financial condition could be materially adversely affected by the effects of widespread public health epidemics, including coronavirus and the resulting COVID-19 pandemic, that are beyond our control.

•

We are dependent on a single manufacturing facility. Any significant disruption to this facility or the failure of any one of our three production lines in this facility to operate according to our expectation could have a material adverse effect on our business and results of operations.

•

A sustained downturn in the energy industry, due to lower oil and gas prices or reduced energy demand, could decrease demand for some or all of our products and services, which could have a material adverse effect on our business, financial condition and results of operations.

•

Regulation of greenhouse gas emissions could reduce demand for hydrocarbon products and lead to a sustained downturn in the energy industry, which could decrease demand for our products and have a material adverse effect on our business, financial condition and results of operation.

•	The market for insulation products incorporating aerogel blankets is relatively undeveloped and our products may never be widely adopted, which would have a material adverse effect on our business.
•	The insulation market we serve is highly competitive. If we are unable to compete successfully, we may not be able to increase or maintain our market share and revenues.
•

We have entered into and may enter into future agreements that may limit our ability to broadly market our products or could involve future obligations, which could make it more difficult for us to commercialize certain of our products and negatively affect our business and results of operations.

•	The qualification process for our products can be lengthy and unpredictable, potentially delaying adoption of our products and causing us to incur significant expense potentially without recovery.
•

Our revenue may fluctuate, which may result in a high degree of variability in our results of operations and make it difficult for us to plan based on our future outlook and to forecast our future performance.

•	The results of our operations could be materially adversely affected if our operating expenses incurred do not correspond with the timing of our revenues.
•

If we fail to achieve the increase in production capacity that our long-term growth requires in a timely manner, or at all, our growth may be hindered and our business or results of operations may be materially adversely affected.

•	If the expected growth in the demand for our products does not follow after each of our planned capacity expansions, then our business will be materially adversely affected.
•

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
•

A failure to comply with export control or economic sanctions laws and regulations could have a material adverse impact on our business, results of operations or financial condition. We may be unable to ensure that our distributors comply with applicable sanctions and export control laws.

•

Our activities and operations are subject to numerous health and safety laws and regulations. If we violate such regulations, we could face penalties and fines or be required to curtail or cease operations.

•

We may face certain product liability or warranty claims on our products, including from improper installation of our products by third parties. As a consequence, we could lose existing and future business and our ability to develop, market and sell our insulation could be harmed.

•

We may incur significant costs complying with environmental, health and safety laws and related claims, and failure to comply with these laws and regulations could expose us to significant liabilities, which could materially adversely affect our results of operations.

•

Breakdowns, security breaches, loss of data and other disruptions of our information technology systems could compromise sensitive information related to our business, prevent us from accessing critical information and expose us to liability, which would cause our business and reputation to suffer.

•

If we lose key personnel upon whom we are dependent, or if we are unable to successfully recruit and retain skilled employees, we may not be able to manage our operations and meet our strategic objectives.

•

Our ability to use our net operating loss carryforwards may be subject to limitation, which could result in a higher effective tax rate and adversely affect our financial condition and results of operations.

•	Our inability to protect our intellectual property rights could negatively affect our business and results of operations.
•

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

•	Our contracts with the U.S. government and other third parties could negatively affect our intellectual property rights.
•	We rely on trade secrets to protect our technology, and our failure to obtain or maintain trade secret protection could materially adversely affect our competitive business position.
•

We have incurred and will continue to incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies in the United States, which may adversely affect our results of operations.

•

Because we are a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting. If our internal controls over financial reporting are determined to be ineffective, or if our auditors are otherwise unable to attest to their effectiveness, investor confidence in our company, and our common stock price, may be adversely affected.

•	Our shareholders may experience future dilution as a result of future equity offerings.

Risks Related to Our Business and Strategy

We have incurred annual net losses since our inception, and we may continue to incur net losses in the future and may never reach profitability.

We have a history of losses, and we may not ever achieve full year profitability. We experienced net losses of $21.8 million, $14.6 million and $34.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, our accumulated deficit was $508.0 million. We expect to continue to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Our expenses include research and development, sales and marketing, and general and administrative costs. Furthermore, these expenses are not the only factors that may contribute to our net losses. For example, interest expense that we incur on any future financing arrangements could contribute to our net losses. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving profitability, or sustaining profitability if we do achieve it. In addition, our ability to achieve profitability is subject to a number of risks and uncertainties discussed below, many of which are beyond our control. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

We have yet to achieve positive total cash flow, and our ability to generate positive cash flow is uncertain.

To develop and expand our business, we have made significant up-front investments in our manufacturing capacity and incurred research and development, sales and marketing and general and administrative expenses. In addition, our growth has required a significant investment in working capital. We experienced negative cash flows from operating activities of $9.9 million, $1.1 million and $8.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. The negative cumulative cash flows from operating activities during the three-year period were exacerbated by cash flows used in investing activities to maintain, enhance and expand our manufacturing operations during the same time period. As a result, we experienced negative total cash flows during the three-year period.

We expect our operating cash flow will be negative on an annual basis during 2021. In addition, we anticipate significant cash outlays related to maintaining our manufacturing operations in our East Providence facility. As a result, we project that our existing cash balance alone may periodically be insufficient to fund these working capital requirements during the year. During such periods, we may be dependent on our line of credit with Silicon Valley Bank, or SVB, under which we have the ability to borrow up to $20.0 million, to fund the balance of the required investment in working capital. The credit agreement requires us to comply with both non-financial and financial covenants, which have included minimum Adjusted EBITDA and during previous renewal periods, minimum Adjusted Quick Ratio covenants, as defined in the credit agreement. In May 2018, August 2018, November 2018, December 2018, and December 2020 we obtained waivers from SVB related to our compliance with these financial covenants. These waivers were subject to certain conditions, including, in the case of the November 2018 waiver, the Company’s issuance of $3.25 million in equity or receipt of $5.0 million in customer advanced payments on or before January 31, 2019. Although we met these conditions, including in connection with the November 2018 waiver upon receipt on January 30, 2019 of a $5.0 million advanced payment from BASF, there can be no assurance that we will continue to comply with such covenants or that SVB will waive such potential or actual non-compliances, if requested, or waive them with reasonable and achievable conditions. As a result, we could end up in default under the agreement or otherwise be unable to continue to borrow under our line of credit, subject to acceleration of the payment of any balance and further subject to the remedies typically available to a lender. See “Our revolving credit facility contains financial and operating restrictions that may limit our access to credit. In addition, our revolving credit facility expires on April 28, 2022 and we may not be able to renew, extend or replace the expiring facility. If we fail to comply with covenants in our revolving credit facility or if facility is terminated, we may be required to repay our indebtedness thereunder, which may have an adverse effect on our liquidity.”

In addition, we may not achieve sufficient revenue growth to generate positive cash flow in 2022 or beyond. Furthermore, the amounts available under our line of credit with SVB may be insufficient to fund periodic working capital requirements during the year. As a result, we may need to raise additional capital from investors to achieve our expected growth or to fund the working capital investment necessary to maintain operations. Any inability to generate positive future cash flow, to borrow funds or to raise additional capital on reasonable terms, if at all, may harm our short-term financial condition or threaten our long-term viability.

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

Our revolving credit facility contains financial and operating restrictions that may limit our access to credit. In addition, our revolving credit facility expires on April 28, 2022 and we may not be able to renew, extend or replace the expiring facility. If we fail to comply with covenants in our revolving credit facility or if facility is terminated, we may be required to repay our indebtedness thereunder, which may have an adverse effect on our liquidity.

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

The growth of our business will depend on substantial amounts of additional capital for expansion of existing production lines or construction of new production lines or facilities, for ongoing operating expenses, for continued development of our aerogel technology platform, or for introduction of new product lines. Our capital requirements will depend on many factors, including the rate of our revenue growth, our introduction of new products and technologies, our enhancements to existing products and technologies, and our expansion of sales and marketing and product development activities. In particular, our plans to potentially expand capacity beyond our existing facility in East Providence, Rhode Island are dependent on our ability to raise debt and issue equity. In addition, in connection with our plan to penetrate the electric vehicle market, we anticipate that we will need to construct a state-of-the-art thermal barrier fabrication operation, hire dedicated thermal barrier fabrication employees, and increase our aerogel blanket manufacturing capacity to keep pace with the significant potential demand for our PyroThin thermal barriers from the electric vehicle market. Any such significant expansion of our aerogel capacity will require us to raise substantial amounts of additional capital. There is no assurance that we will be able obtain any such type of financing on terms acceptable to us or at all and in a timely manner.

In addition, we may consider strategic acquisitions of complementary businesses or technologies to grow our business, which would require significant capital and could increase our capital requirements related to future operation of the acquired business or technology.

We may not be able to obtain loans or raise additional capital on acceptable terms or at all. Our revolving credit facility with SVB contains restrictions on our ability to incur additional indebtedness, which, if not waived, could prevent us from obtaining needed capital. In addition, our revolving credit facility is scheduled to mature on April 28, 2022. Any future credit facilities or debt instruments would likely contain similar or additional restrictions, requirements or conditions. We may not be able to obtain bank credit arrangements or effect an equity or debt financing on terms acceptable to us or at all in order to fund our future capacity expansion plans. Any failure to obtain additional financing when needed could adversely affect our ability to maintain and grow our business.

Shortages of the raw materials used in the production of our products, increases in the cost of such materials or disruptions in our supply chain could have a material adverse impact on our financial condition and results of operations.

The raw materials used in the production of our products consist primarily of fiber battings, silica precursors and other additives. In addition, the production process requires the use of process gases and other materials typical to the chemical processing industry, as well as access to electricity, natural gas, water and other basic utilities. Although we are not dependent on a single supplier, we are dependent on the ability of our third-party suppliers to supply such materials on a timely and consistent basis. While these materials and utilities are available from numerous sources, they may be, and have been in the past, subject to fluctuations in availability and price. For example, during the year ended December 31, 2018, we experienced a significant increase in the costs of silica precursor materials, constituting over 50% of our raw material costs, which has continued through the year ended December 31, 2020.

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

While we have recently entered into a three-year contract to secure exclusive supply of certain silanes from Silbond Corporation, most of our raw materials are procured through individual purchase orders or short-term contracts and not through long-term contracts that ensure a fixed price or guaranteed supply for an extended period of time. This procurement strategy may not support sustained long-term supply chain stability. Fluctuations in the prices of these raw materials could have a material adverse effect on our results of operations. Our suppliers also seek alternative uses for our raw materials at higher price points. Such competitive uses for our raw materials create material price and availability risks to our business. In addition, our ability to pass increases in raw material prices on to our customers is limited due to competitive pricing pressure and the time lag between the increase in costs and the implementation of related price increases.

In particular, we purchase a variety of silica precursors from several suppliers, mostly pursuant to individual purchase orders or short-term contracts and not pursuant to long-term contracts. We do not have a secure, long-term supply of silica precursors. We may not be able to establish arrangements for secure, long-term silica precursor supplies at prices consistent with our current costs or may incur a delay in supply while we seek alternative sources. From time-to-time, we experienced a significant increase in the price of certain silica precursors due to a supply imbalance or other factors in the silanes market. While we seek to reformulate our products to reduce our reliance on materials that are susceptible to significant price fluctuations, while maintaining appropriate performance characteristics, our efforts may not be successful. Any inability to continue to purchase silica precursors without long-term agreements in place, or to otherwise establish a long-term supply of silica precursors at prices consistent with our current cost estimates, would have a material adverse effect on our ability to increase our sales and achieve profitability.

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

Uncertain factors relating to the COVID-19 pandemic include the duration of the outbreak, the severity of the disease, the effect of various mutated variants of the virus in circulation, availability of vaccines, the rate of vaccination in the various geographies, and the actions, or perception of actions that may be taken, to contain or treat its impact, including declarations of states of emergency, business closures, manufacturing restrictions and a prolonged period of travel, commercial and/or other similar restrictions and limitations. While the potential economic impact brought by and the duration of the coronavirus outbreak may be difficult to assess or predict, a widespread pandemic could result in significant or sustained disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, while we believe we have taken appropriate steps to maintain a safe workplace to protect our employees from contracting and spreading the coronavirus, including following the guidance set out from both the Occupational Safety and Health Administration and Centers for Disease Control and Prevention, we may not be able to prevent the spread of the virus among our employees, face litigation or other proceedings making claims related to unsafe working conditions, inadequate protection of our employees or other claims. Any of these claims, even if without merit, could result in costly litigation or divert management’s attention and resources. Furthermore, we may face a sustained disruption to our operations due to one or more of the factors described above.

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

Due to growing concerns about the risks of climate change, a number of countries are adopting or considering adopting regulations to reduce greenhouse gas emissions. The new U.S. administration has announced a renewed focus on potential legislation and regulations to combat climate change. Any potential greenhouse gas regulations, while potentially helpful in the adoption of electric vehicles, could have the impact of increasing energy costs, reducing the demand for hydrocarbons, decreasing profitability and return on investment in the energy industry, and leading to a sustained downturn in the energy industry. Demand for a significant portion of our products depends on the aggregate level of capital expenditure in the energy industry, which depends, in part, on the expected return on such investments. A sustained period of diminished returns or expected returns on capital deployed in the energy industry as a result of greenhouse gas regulations or otherwise, may delay capital projects, decrease demand for our products and cause downward pressure on the prices we charge for our products, which, in turn, could have a material adverse effect on our business, financial condition, results of operations and the market price of our common stock.

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

These customers’ expenditures historically have been cyclical in nature and vulnerable to economic downturns. In particular, profitability in the energy industry is highly sensitive to supply and demand cycles and commodity prices, which historically have been volatile; and our customers in this industry historically have tended to delay large capital projects, including expensive maintenance and upgrades, during industry downturns. Delays in customer projects may cause fluctuations in the timing or the amount of revenue earned and our results of operations in a particular period. Prolonged periods of little or no economic growth could decrease demand for oil and gas which, in turn, could result in lower demand for our products and a negative impact on our results of operations and cash flows. This risk increases as we seek to increase the project-based revenue as a percentage of the total revenue. In addition, this cyclical demand and potential customer project delays may lead to significant shifts in our results of operations from quarter to quarter and from year to year, which limits our ability to make accurate long-term predictions about our future performance.

We estimate that sales to end-use customers in the energy industry accounted for approximately 95% of our 2020 revenues and we expect that they will continue to account for a significant portion of our future revenues.

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

Our future growth in the electric vehicle market is dependent upon consumers’ willingness to purchase and use electric vehicles.

Our future growth in the electric vehicle market is highly dependent upon the purchase and use by consumers of electric vehicles. If the market for electric vehicles does not gain broad market acceptance or develops more slowly than we expect, our business, prospects, financial condition and operating results will be harmed. The market for electric vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements, long development cycles for electric vehicles original equipment manufacturers and changing consumer demands and behaviors. Factors that may influence the purchase and use of electric vehicles include:

•

perceptions about electric vehicle quality, safety (in particular with respect to lithium-ion battery packs), design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of electric vehicles;

•	perceptions about vehicle safety in general, in particular safety issues that may be attributed to the use of advanced technology, including vehicle electronics and regenerative braking systems;
•	the decline of an EV’s range resulting from (i) deterioration over time in the battery’s ability to hold a charge (ii) operation in colder weather;
•	concerns about electric grid capacity and reliability, which could derail efforts to promote electric vehicles as a practical solution to vehicles that require gasoline;
•	the environmental consciousness of consumers;
•	volatility in the cost of oil and gasoline;

•	safety concerns around electric vehicles generally and battery systems in particular; and
•	access to charging stations, standardization of electric vehicles charging systems and consumers’ perceptions about convenience and cost to charge an electric vehicles;

The influence of any of the factors described above may cause current or potential customers not to purchase electric vehicles and could impact the widespread consumer adoption of electric vehicles, which would materially adversely affect our business, operating results, financial condition and prospects.

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

Furthermore, we are in the early stages of developing industry-leading battery materials for lithium-ion battery systems in electric vehicles, using our patented carbon aerogel technology. Even assuming successful development of such industry-leading battery materials for the electric vehicles market, we will face substantial competition in commercializing such materials. We will compete with other companies, many of whom are developing or can be expected to develop products similar to ours. Our market is large with many competitors. Many of our competitors are more established than we are, and have significantly greater financial, technical, marketing, and other resources than we presently possess. Some of our competitors have greater name recognition and a larger customer base. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. We will not only compete with providers of other long-term solutions, such as lithium metal anode, but also with other well-engineered silicon rich anode materials provided by well-capitalized startups with longer experience with silicon-based anodes. Thus, competing silicon-rich anode solutions, even if more expensive, may provide better mid-term solutions for increased energy densities before long-term solutions such as lithium metal anodes become viable. We cannot provide any assurance that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not harm our business, particularly as it relates to the electric vehicles market.

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

Beginning January 1, 2019, we are crediting 25.3% of any amounts that we invoice for Spaceloft A2 product sold to BASF against the outstanding balance of the 2018 prepayment. If any of the 2018 prepayment remains uncredited as of December 31, 2021, BASF may request that we repay the uncredited amount to BASF following a six-week notice period.

On January 15, 2019, we entered into an addendum to the supply agreement. The addendum provided for the inclusion of a newly developed product to be supplied to BASF under the supply agreement and for a second prepayment of $5.0 million subsequently remitted by BASF to us on January 30, 2019.

Beginning January 1, 2020, we are required to credit up to 50% of any amounts that we invoice for the newly developed product sold to BASF against the outstanding balance of the 2019 prepayment. If any of the 2019 prepayment remains uncredited as of December 31, 2022, BASF may request that we either (i) credit 24.7% of any amounts we invoice for Spaceloft A2 product against the remaining balance of the 2019 prepayment, or (ii) repay the uncredited balance to BASF. The amounts and terms of additional prepayment installments, if any, are subject to further negotiation between us and BASF.

As of December 31, 2020, we have applied approximately $0.2 million of credits against amounts invoiced and a substantial amount of the prepayments remain outstanding. Although BASF has placed orders for products under the supply agreement, there can be no assurance that BASF will ever be a significant customer for our products or that we deliver product quantities that would significantly reduce the prepayments outstanding by dates that which BASF has right to request repayment. Furthermore, there can be no assurance that we or BASF will be able to perform under the supply agreement or the joint development agreement or to achieve our or its respective goals with respect to the supply agreement, the joint development agreement or the broader collaboration between us and BASF. In addition, our grant of a security interest to BASF may make it more difficult for us to pledge our assets to secure other obligations, including to potential lenders, and as a result may impede our ability to incur additional indebtedness in the future.

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

Unlike the other markets for which we have previously developed thermal solutions, electric vehicle market may be more demanding, technically, financially and in other ways. Additionally, the automotive industry may be more risk averse, may have longer product development and testing cycles or otherwise require resources which we cannot muster in a timely manner to successfully develop and market products and solutions. Furthermore, as we develop an anode active material for the electric vehicles market, we will be required to rely on industry partners in evaluating our materials in their respective anodes in combination with matching cathodes to produce cost effective and compelling cells for next generation electric vehicles. We may not be able to find the right partners to achieve our objectives or our interest and our partners’ interest may not be well aligned.

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

We distribute our products through a network of distributors, contractors and OEMs, some of which may not be well-capitalized and may be of a lower credit quality. This direct customer network subjects us to the risk of non-payment for our products. In addition, we operate in a number of countries characterized by intermittent governmental, market and financial crises. During 2018, we established a reserve for uncollectible accounts receivable from a Brazilian contractor for $2.8 million related to a single project and wrote off another $0.1 million in accounts receivable due to non-payment of amounts due by a European customer. During 2019, we determined that collection of the remaining unpaid accounts receivable from the Brazilian contractor of $2.6 million was unlikely and recorded a write-off of the accounts receivable and the corresponding allowance for doubtful accounts. During 2020, we established an estimated reserve for uncollectible accounts receivable for $0.3 million. In addition, during periods of economic downturn in the global economy, our exposure to credit risks from our direct customers may increase, and our efforts to monitor and mitigate the associated risks may not be effective. In the event of additional non-payments by one or more of our direct customers, our business, financial condition and results of operations could be materially adversely affected.

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

Furthermore, manufacturing of our silicon-rich carbon aerogel anode materials at required scales at competing cost may be challenging. Our silicon-rich anode materials are designed replace graphite partially or completely in current graphitic anodes. Graphite prices are at least an order of magnitude lower than projected cost of our silicon-rich materials. In order to participate in the silicon-rich anode market with any meaningful market share, we need to rapidly scale up our processes to make hundreds of tons per year. Though we have had prior experience successfully scaling up silica-based aerogels, carbon aerogels and silicon-carbon composite aerogels may present their own unique technical and supply chain challenges that may be difficult to overcome in short order, which may adversely impact our business.

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

We may be unable to manage our growth. To manage our anticipated future growth, we must continue to:

•	improve and expand our manufacturing, sales and marketing, and engineering organizations;
•	enhance our research and development capabilities and resources;
•	improve regulatory compliance, financial control and reporting systems;
•	expand our manufacturing and distribution facilities and capacity; and
•	recruit, train and retain additional qualified personnel to enhance our managerial capabilities.

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

A substantial portion of our recent sales are to destinations outside the United States, including Thailand, Norway, Canada, Great Britain, Singapore, Korea, Hong Kong, Australia, Egypt, and Taiwan. Total revenue generated from outside of the United States, based on our shipment destination, amounted to $55.5 million or 55% of total revenue, $81.0 million or 58% of total revenue and $62.6 million or 60% of total revenue, for the years ended December 31, 2020, 2019 and 2018, respectively. As a result, we are subject to a number of risks, including, but not limited to:

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

We operate on a global basis, with 56% of our product sales in 2020 made to destinations outside the United States, including Canada, Mexico, Europe, Asia, South America and the Middle East. Our business operations and sales in countries outside the United States are subject to anti-corruption, anti-bribery and anti-kickback laws and regulations, including restrictions imposed by the FCPA, as well as the United Kingdom Bribery Act of 2010, or UK Bribery Act. The FCPA, UK Bribery Act, and similar anti-corruption, anti-bribery and anti-kickback laws in other jurisdictions generally prohibit companies, their intermediaries and their agents from making improper payments to government officials or any other persons for the purpose of obtaining or retaining business. We operate and sell our products in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-corruption, anti-bribery and anti-kickback laws may conflict with local customs and practices. We train our employees concerning anti-corruption, anti-bribery and anti-kickback laws and have policies in place that prohibit employees from making improper payments. We continue to implement internal controls and procedures designed to ensure that we comply with anti-corruption, anti-bribery and anti-kickback laws, rules and regulations and mitigate and protect against corruption risks. We cannot provide assurance that our internal controls and procedures will protect us from reckless, criminal or other acts committed by our employees or third-parties with whom we work. If we are found to be liable for violations of the FCPA or similar anti-corruption, anti-bribery and anti-kickback laws in international jurisdictions, either due to our own acts or out of inadvertence, or due to the acts or inadvertence of others, we could suffer criminal or civil fines or penalties or other repercussions, including reputational harm, which could have a material adverse effect on our business, results of operations and financial condition.

A failure to comply with export control or economic sanctions laws and regulations could have a material adverse impact on our business, results of operations or financial condition. We may be unable to ensure that our distributors comply with applicable sanctions and export control laws.

We operate on a global basis, with 56% of our product sales in 2020 made to destinations outside the United States, including Canada, Mexico, Europe, Asia, South America and the Middle East. We face several risks inherent in conducting business internationally, including compliance with applicable economic sanctions laws and regulations, such as laws and regulations administered by OFAC, the United States Department of State and the United States Department of Commerce. We must also comply with all applicable export control laws and regulations of the United States and other countries. Violations of these laws or regulations could result in significant additional sanctions including criminal or civil fines or penalties, more onerous compliance requirements, more extensive debarments from export privileges or loss of authorizations needed to conduct aspects of our international business.

In certain countries, we may engage third party agents or intermediaries, such as customs agents, to act on our behalf and if these third-party agents or intermediaries violate applicable laws, their actions may result in criminal or civil fines or penalties or other sanctions being assessed against us. We take certain measures designed to ensure our compliance with U.S. export and economic sanctions law and we believe that we have never sold our products to Iran, Cuba, Sudan or Syria through third party agents or intermediaries or made any effort to attract business from any of these countries. However, it is possible that some of our products were sold or will be sold to distributors or other parties that, without our knowledge or consent, re-exported or will re-export such products to these countries. Although none of our non-U.S. distributors are located in, or to our knowledge, conduct business with Iran, Cuba, Sudan or Syria, we may not be successful in ensuring compliance with limitations or restrictions on business with these or other countries subject to economic sanctions. There can be no assurance that we will be in compliance with export control or economic sanctions laws and regulations in the future.

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

A substantial majority of our revenue is generated from sales to a limited number of direct customers, including distributors, contractors, OEMs, partners and end-use customers. For the years ended December 31, 2020, 2019 and 2018, total revenue from our top ten direct customers represented 66%, 68% and 63% of our revenues, respectively. Distribution International, Inc. and SPCC Joint Venture represented 21% and 15% of our total revenue in 2020, respectively; Distribution International, Inc. and SPCC Joint Venture represented 20% and 13% of our total revenue in 2019; Distribution International, Inc. represented 20% of our total revenue in 2018. Although the composition of our significant distributors, contractors, OEMs, partners and end-use customers will vary from period to period, we expect that most of our revenues will continue, for the foreseeable future, to come from sales to a relatively small number of direct customers. In addition, we understand from our direct customers that a substantial majority of their sales of our products are to a small number of end-use customers.

Our direct customer concentration also creates accounts receivable concentrations and related risks. As of December 31, 2020, SPCC Joint Venture accounted for 26% of our accounts receivable.

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

Furthermore, certain technological advancements may render our products obsolete. In particular, the future direction of electric vehicle battery packs will be a commercially reasonable balance between the need for higher energy densities and the need for better safety outcomes. A rapid progress towards certain technologies such as solid electrolytes, safer electrode active materials (such as LFP cathodes) may provide a better balance of energy density and safety thus rendering our premium thermal barriers obsolete. A thermal barrier that nominally provides thermal resistance may be sufficient to provide the right balance.

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

Our contracts with U.S. government agencies are subject to the availability of appropriated funds. The U.S. government funds our contract research work through a variety of funding programs that rely on monies appropriated by Congress. At any point, the availability of funding could change, thus reducing the opportunities for continued revenues to us from government contract work. Revenue from contracts with U.S. government agencies constituted less than 1% of our total revenue in 2020, and 2% in 2019 and 2018.

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

During 2014, we performed analyses pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, as well as similar state provisions, in order to determine whether any limitations might exist on the utilization of net operating losses and other tax attributes. Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards attributable to the period prior to such change. Based on these analyses, we determined that it is more likely than not that an ownership change occurred on June 18, 2014 upon the closing of our IPO, resulting in an annual limitation on the use of our net operating losses and other tax attributes as of such date. As a result, our prior net operating losses were limited to $155.2 million, including built-in gains of $42.0 million at the date of that ownership change. The use of our net operating loss carryforwards may be restricted further in the event of any future changes in our ownership.

Our wholly-owned subsidiary, Aspen Aerogels Rhode Island, LLC, or the Borrower, applied for and received a loan under the Paycheck Protection Program of the CARES Act, or the PPP, pursuant to which there is no guarantee that a loan may be forgiven and we may be subjected to challenges, reviews, and investigations regarding qualification or certifications made in the application for the loan. In addition, the Borrower may be subject to an audit in connection with the loan and should the Borrower request that the loan be forgiven, the United States Small Business Administration, or SBA, will conduct a full audit in connection with the loan. If there is any adverse finding from the audit or if Borrower is subject to any other investigation or challenge in connection with the loan, the Borrower could be required to return the full amount of the PPP Loan plus interest, which could reduce our liquidity, and could be subject to significant fines, damages and penalties and its business could otherwise be adversely affected, whether or not there is an adverse finding. As the Borrower’s parent, such events could have a material adverse effect on our business, financial condition and results of operations.

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

Subsequent to the Borrower’s application for the loan, SBA issued various interpretive guidelines in connection with the PPP, including guidance on how SBA interprets certain of the certification requirements. One of the interpretations appears to be in response to various press reports that well established or well capitalized private and public companies were able to secure PPP loans that were meant for smaller companies. SBA’s interpretive guidelines published on April 23, 2020 set forth that public companies with substantial market value and access to capital markets would not qualify to participate in the PPP and SBA advised any such public company to be prepared to provide the basis for the certifications upon SBA request. Subsequently, on April 28, 2020 the Secretary of the Treasury and Small Business Administrator announced that the government will conduct a full audit of all PPP loans of more than $2.0 million for which the borrower applies for forgiveness. As the Borrower expects it will be audited or reviewed by SBA or the U.S. Department of the Treasury if it files an application for forgiveness, and, whether or not it elects to seek forgiveness of all or part of the loan, it could be subject to investigation, audit or other review by governmental agencies or claims by third parties, with respect to whether it qualified for an PPP Loan, or whether the certifications it made to obtain the loan are accurate, or other matters. There is a risk that any such audit, review, investigation or claim could result in the diversion of our management's time and attention, in the need to incur significant legal expenses and in the possibility that we will sustain reputational injuries. If the Borrower were to be audited, investigated, reviewed or subject to suit and if there is any adverse finding in such audit, investigation, review or suit or if the Borrower were alleged, or determined, not to qualify for the loan or alleged, or found, to have made false certifications in connection with the loan, the Borrower could be required to return the full amount of the PPP Loan, which would reduce our liquidity, and would subject it to fines and penalties, and exclusion from government contracts. In particular, the Borrower may become subject to actions under the federal False Claims Act, or the FCA, including its qui tam provisions, which, among other things, prohibits persons from knowingly filing, or knowingly causing to be filed, a false statement, or knowingly using a false statement, to obtain payment from the federal government. Violations of the FCA are subject to treble damages and penalties. In the case of a PPP Loan, the government could allege that single damages are the amount of the loan and interest thereon (or more), which under the FCA could then be trebled. Substantial penalties must also be imposed for each submitted false statement when a defendant loses an FCA trial. FCA cases may be initiated by the U.S. Department of Justice or by private persons or entities, often called “whistleblowers,” who bring the action on behalf of the United States. Recently, certain participants in the PPP have received inquiries from the SBA or other governmental entities regarding loans they received under the PPP. The Borrower may also face enforcement arising under other federal statutes, including criminal laws, and administrative actions and investigations initiated by SBA or other governmental entities. Furthermore, if the Borrower is identified as an entity that the media, government officials or others seek to portray it as a business that should not have availed itself of PPP funding or should not have sought forgiveness, we may face negative publicity, which could have a materially adverse impact on its business and operations and on our business and operations as its parent.

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

Trends in adoption of cathode chemistries may adversely affect the adoption of our silicon-rich carbon aerogels in anodes.

Success in adoption of our silicon rich anode materials depends on the need for matching cathode chemistries requiring high anode performance. Cathodes typically comprise oxides of metals such as nickel, manganese, aluminum and cobalt. One current trend is towards developing a higher nickel and lower (or no) cobalt-based cathode. Such cathodes require a matching higher performance anode like those manufactured with our silicon-rich carbon aerogel materials. Another trend is to use lower capacity, but safer cathode chemistries such as lithium iron phosphate (LFP). Certain battery manufacturers and automotive OEMs have already brought vehicles to the market with LFP cathodes. While vehicles with LFP cathodes may have lower energy densities leading to lower driving ranges, they are safer and have lower costs. If mass market adoption of lower performance chemistries such as LFP are continued, the demand for higher performing anodes such as our silicon-rich carbon aerogel materials will be less or limited to higher end vehicles thus limiting our market participation.

Our estimates regarding market opportunity for our products in the electric vehicle market and the assumptions on which our financial targets are based may prove to be inaccurate, which may cause our actual results to materially differ from such targets, which may adversely affect our future profitability, cash flows and stock price.

Our estimates regarding market opportunity for our products in the electric vehicle market, the assumptions underlying our estimates regarding market opportunity and our financial targets, including any revenue targets we may provide from time to time, are dependent on certain estimates and assumptions related to, among other things, category growth, development and launch of innovative new products, market share projections, product pricing and sale, volume and product mix, and volatility, material prices, distribution, cost savings, and our ability to generate sufficient cash flow to reinvest in our existing business. The estimates and financial targets are based on our management’s best estimate of the probable results of our operations, based on present circumstances, and have not been reviewed by our independent accountants. These estimates and financial targets are based on several assumptions, set forth therein, which our management believes are reasonable. Some assumptions upon which the estimates and financial targets are based, however, invariably will not materialize due to the inevitable occurrence of unanticipated events and circumstances beyond our management’s control. Our estimates regarding market opportunity and our financial targets are based on historical experience and on various other estimates and assumptions that we believe to be reasonable under the circumstances and at the time they are made, and our actual results may differ materially from our expectations. Any material variation between our estimates and financial targets and our actual results may adversely affect our future profitability, cash flows and stock price.

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

Where we consider it appropriate, our strategy is to seek patent protection in the United States and other countries on technologies used in or relating to our aerogel product forms, applications and manufacturing technologies. As of December 31, 2020, we had 49 issued U.S. patents and 95 issued foreign patents, including seven U.S. patents and 23 foreign patents that we co-own with third parties. The issuance of a patent is not conclusive as to its scope, validity or enforceability. Thus, any patent held by us or to be issued to us from a pending patent application, could be challenged, invalidated or held unenforceable in litigation or proceedings before the USPTO and/or other patent tribunals in the United States or in foreign jurisdictions. Third parties could develop technologies that circumvent the patent protection we have secured. No consistent policy regarding the breadth of patent claims has emerged to date in the United States and the landscape could become more uncertain in view of future rule changes by the USPTO, the introduction of patent reform legislation and decisions in patent law cases by the federal courts including the United States Supreme Court.

The patent landscape outside the United States is even less predictable. As a result, the validity and enforceability of patents cannot be predicted with certainty. For example, we are aware of competitors that manufacture and market aerogel insulation products in China, where it may be difficult for us to enforce our intellectual property rights against these or other competitors.

In May 2016, we filed a complaint for patent infringement against Nano Tech Co., Ltd. (Nano), and Guangdong Alison Hi Tech., Ltd. (Alison) in the International Trade Commission, or ITC. In the ITC complaint, we alleged that these two China-based companies have engaged and are engaging in unfair trade practices by importing aerogel products in the United States that infringe, and/or are manufactured by processes that infringe, several of our patents in violation of Section 337 of the Tariff Act of 1930. In the ITC complaint, we sought exclusion orders from the ITC that direct the United States Customs and Border Protection to stop the importation of these infringing products. In February 2018, the ITC issued its final determination confirming the ALJ’s previous initial determination that Nano and Alison had infringed asserted Aspen patents and that they have not proven the patents are invalid except with respect to one dependent product claim, which the ITC found was not infringed. The ITC affirmed that Alison and Nano each violated Section 337 of the Tariff Act and issued a limited exclusion order prohibiting importation of infringing aerogel insulation products manufactured by Alison and Nano. Alison unsuccessfully appealed the ITC determination with respect to a product patent to the CAFC, which affirmed the validity of Aspen’s patent. The exclusion order, which is enforced by the United States Customs and Border Protection, is currently in effect. Additionally, the USPTO denied Alison’s requests to invalidate the claims of four of Aspen’s patents in Inter-Partes Review. Alison also filed multiple similar requests with the SIPO, seeking to invalidate our Chinese manufacturing process patents and two of our Chinese product patents. With respect to one of those request, not withdrawn previously by Alison, the PRB, issued a decision upholding the validity of Aspen’s issued patent as amended in the proceedings. Alison has appealed the PRB’s decision to the Beijing IP court. After the oral hearing at the Beijing IP court, we are awaiting the decision by the court. Nano has also filed a request seeking invalidation of a product patent at PRB of SIPO on which oral hearing took place in July 2019. After the oral hearing, Nano withdrew its invalidation request. On September 23, 2019, Alison filed yet another request to invalidate the same patent, whose prior validity opinion by PRB is currently on appeal at the Beijing IP Court. After conducting an oral hearing, PRB issued a decision on January 23, 2020 denying Alison’s latest invalidation request of this patent.

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

Nano and Alison also filed an opposition to one of the asserted patents at the EPO. In December 2018, the opposition division of EPO determined the patent, EP2813338 (338 Patent), was invalid on formality grounds and decided to revoke it, which determination is currently under appeal at the EPO Board of appeals. On March 19 and 20, 2019 the German Federal Patent Court in Munich conducted oral proceedings and voided four claims in EP2415577 (577 Patent) and confirmed the validity of challenged claims in EP2422950 (950 Patent) within the scope of silica gels. The Mannheim court issued two judgments on December 23, 2019 finding that Alison infringed 577 Patent and 950 Patent and also issued injunctions prohibiting Alison from continuing infringement in connection with any aerogel sheets. As of March 9, 2021, we are unaware of any timely appeal of these December 2019 decisions by Alison. Upon confirmation of the same by the Mannheim Court, we expect the decisions to become final. The infringement proceedings at the Mannheim court based on 577 Patent and 950 Patent are currently ongoing against Nano.

Additionally, a reseller of Nano’s products in Taiwan challenged the validity of one of our patents in Taiwan in 2018. After careful review of our written response, the Taiwanese patent office has determined the patent as valid and dismissed the challenge in December 2018. In 2018, LG Chem Ltd. challenged the validity of one of our patents in Korea at the IPTAB of the Korean Intellectual Property Office. After conducting an oral hearing, the IPTAB issued a decision on November 30, 2019 upholding claims related to aerogel sheets incorporating fibers and invalidating claims for aerogel sheets not incorporating fibers. The IPTAB decision is currently on appeal at the Korean Patent Court.

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

As of December 31, 2020, we had 29 pending U.S. patent applications and 84 pending foreign patent applications, including two pending U.S. patent application and ten foreign pending patent applications that we co-own with other third parties. Our pending patent applications are directed to various enabling technologies for the product forms, applications and manufacturing technologies that support our current business, as well as aspects of products under development or contemplated for the future. The issuance of patents from these applications involves complex legal and factual questions and, thus, we cannot provide assurance that any of our pending patent applications will result in the issuance of patents to us. The USPTO, relevant foreign patent offices and other relevant patent tribunals may deny or require significant narrowing of claims in our pending patent applications. Patents issued as a result of any of our pending patent applications may not cover our enabling technology and/or the products or processes that support our current or future business or afford us with significant commercial protection against others with similar technology. Proceedings before the USPTO could result in adverse decisions as to the priority of our inventions and the narrowing or invalidation of claims in issued patents. In addition, our pending patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus foreign patent applications may not be granted even if counterpart United States patents are issued.

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

In May 2016, we filed a complaint for patent infringement against Nano Tech Co., Ltd. (Nano), and Guangdong Alison Hi Tech., Ltd. (Alison) in the International Trade Commission, or ITC. In February 2018, the ITC issued its final determination that Nano and Alison had infringed asserted Aspen patents and that they have not proven the patents are invalid except with respect to one dependent product claim, which the ITC found was not infringed. The ITC affirmed that Alison and Nano each violated Section 337 of the Tariff Act and issued a limited exclusion order prohibiting importation of infringing aerogel insulation products manufactured by Alison and Nano. Alison’s appeal with respect to a product patent to the United States Court of Appeals for the Federal Circuit (CAFC) was rejected, and resulted in CAFC affirming the validity of our patent. The exclusion order, which is enforced by the United States Customs and Border Protection, is currently in effect.

Additionally, the USPTO denied Alison’s requests to invalidate the claims of four of our patents in Inter-Partes Review. Alison also filed multiple similar requests with the Chinese Patent Office (SIPO), seeking to invalidate our Chinese manufacturing process patents and two of our Chinese product patents. With respect to one of those requests, not withdrawn previously by Alison, the Patent Review Board of SIPO (PRB), issued a decision upholding the validity of Aspen’s issued patent as amended in the proceedings. Alison has appealed the PRB’s decision to the Beijing IP court. On July 25, 2020, the Beijing IP court dismissed Alison’s appeal and upheld the validity of Aspen’s patent and we received this decision on September 15, 2020. Nano has also filed a request seeking invalidation of a product patent at SIPO. After the oral hearing at PRB, Nano withdrew its invalidation request. On September 23, 2019, Alison filed yet another request to invalidate the same patent, whose validity was previously confirmed by PRB. On January 23, 2020 PRB denied Alison’s latest invalidation request.

In April 2016, we also filed a patent infringement suit at the District Court in Mannheim, Germany (Mannheim court), against Nano, Alison and two European resellers asserting their infringement of one of our German patents. We subsequently asserted infringement of another three patents against Nano, Alison and a European reseller of Alison’s products at the Mannheim court. We have since settled with one European reseller in exchange for a commitment not to procure infringing products and cooperation with our case. In January 2018, the court issued a series of judgments by acknowledgement (German, “Anerkenntnisurteil”) finding the second reseller, Hiltex, liable for infringement and also issued injunctions against Hiltex. The judgments resulted from a settlement agreement in which Hiltex agreed not to resell the infringing products in Europe where at least one of the asserted patents are active. On March 8, 2019, the Mannheim court issued two separate judgments in cases against Nano and Alison, respectively. The Mannheim court determined that both Nano and Alison are infringing on Aspen’s EP1638750 (750 Patent) in connection with their respective products. The court also issued injunctions prohibiting the offer, putting on the market, using, importing or possessing the infringing products. The court found the defendants liable to us for damages since September 22, 2012. The court also ordered the defendants to provide information on the scope of the acts of infringement committed since August 22, 2012, and a recall of infringing products. The court ordered Nano and Alison to bear the costs of the legal proceedings and reimburse statutory attorneys’ costs and expenses to us, that exact amount of which is yet to be determined. Nano and Alison have appealed the judgments of the Mannheim court. Nano subsequently withdrew the appeal while Alison’s appeal is currently pending.

The Mannheim court issued two decisions on December 23, 2019 finding that Alison infringed the 577 Patent and the 950 Patent and also issued injunctions prohibiting Alison from continuing infringement in connection with any aerogel sheets. The December 2019 decisions against Alison have now become final and binding. The Mannheim court issued two decisions on July 31, 2020 finding that Nano infringed each of the 577 Patent and the 950 Patent. In addition to granting other remedies, the court also issued injunctions prohibiting the offer, putting on the market, using, importing or possessing any aerogel sheets. After the passing of deadline to file appeals, these decisions have now become final.

Nano and Alison also initiated nullity actions in German Federal Patent Court in Munich against our asserted German patents. On September 25, 2018, the Federal Patent Court in Munich dismissed the challenge to the validity of 750 Patent which has subsequently become final. Nano and Alison also filed an opposition to one of the asserted patents at the EPO. In December 2018, the opposition division of EPO determined the patent, EP2813338 (338 Patent), was invalid on formality grounds and decided to revoke it, which determination is currently under appeal at the EPO Board of appeals. On March 19 and 20, 2019 the German Federal Patent Court in Munich (FPC) conducted oral proceedings and voided four claims in EP2415577 (577 Patent) and confirmed the validity of challenged claims in EP2422950 (950 Patent) within the scope of silica gels. These FPC judgments are now final and binding on the parties. Nano had filed another nullity action seeking to invalidate the remaining claims in the 577 Patent which action Nano subsequently failed to pursue. On June 17, 2020, Nano also filed an opposition to a recently issued Aspen Patent EP3120983B1, titled “Continuous Sheet of Gel Materials and Continuous sheet of Aerogel”.

Additionally, a reseller of Nano’s products in Taiwan challenged the validity of one of our patents in Taiwan in 2018. After careful review of our written response, the Taiwanese patent office has determined the patent as valid and dismissed the challenge in December 2018. In 2018, LG Chem Ltd. challenged the validity of one of our patents in Korea at the IPTAB of the Korean Intellectual Property Office. After conducting an oral hearing, the IPTAB issued a decision on November 30, 2019 upholding claims related to aerogel sheets incorporating fibers. On January 14, 2021 the Korean Patent Court confirmed the validity of the claims related to aerogel sheets incorporating fibers.

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

The privacy and security of personally identifiable information stored, maintained, received or transmitted, including electronically, is subject to significant regulation in the United States and abroad. While we strive to comply with all applicable privacy and security laws and regulations, legal standards for privacy continue to evolve and any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, or could cause reputational harm, which could have a material adverse effect on our business.

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

As a public company, and particularly now that we are no longer an emerging growth company as of December 31, 2019, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The New York Stock Exchange and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming. We are subject to the reporting requirements of the Exchange Act that require us to file, among other things, quarterly reports on Form 10-Q and annual reports on Form 10-K. Under Section 302 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as a part of each of these reports, our chief executive officer and chief financial officer are required to evaluate and report their conclusions regarding the effectiveness of our disclosure controls and procedures and to certify that they have done so. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Under Section 404 of the Sarbanes-Oxley Act, we have included a report of management on our internal control over financial reporting in our Form 10-K for our fiscal year ended December 31, 2020. In addition, since we are no longer an emerging growth company as of December 31, 2019, the independent registered public accounting firm auditing our financial statements is required to attest to and report on the effectiveness of our internal control over financial reporting for the year ended December 31, 2019 and subsequent years. We will also be required to hold a say-on-pay vote and a say-on-frequency vote at our 2021 Annual Meeting of Stockholders. The process of documenting our internal controls and complying with Section 404 is expensive and time consuming, and requires significant attention of management. As we are no longer an emerging growth company, we are subject to increased regulatory requirements necessitating additional resources and attention from management and will result in increased costs to us, which could include higher legal fees, accounting fees and fees associated with investor relations activities, among others.

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

Pursuant to Section 404a of the Sarbanes-Oxley Act, we have furnished a report by management on the effectiveness of our internal control over financial reporting for the fiscal year ended December 31, 2020 and will continue to do so in each year thereafter. This assessment is required to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting for the year December 31, 2019 and subsequent years.

We continue to assess our system of internal controls over financial reporting and successfully completed documentation necessary to perform the annual evaluation required to comply with Section 404. In future periods, we may discover, and not be able to remediate timely, significant deficiencies or material weaknesses. During the evaluation and testing process in 2020, we did not identify any material weaknesses in our internal controls over financial reporting. In future periods, if we were to identify one or more material weaknesses in our internal control, we may be unable to assert that our internal controls are effective. If we are unable to assert that our internal controls over financial reporting are effective, we could lose investor confidence in the accuracy and completeness of our financial reports or it could cause us to fail to meet our reporting obligations, which could have a material adverse effect on the price of our common stock. In addition, any failure to comply with Section 404 could subject us to a variety of administrative sanctions, including SEC action, ineligibility for short form resale registration, the suspension or delisting of our common stock from The New York Stock Exchange, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business.

The trading market in our common stock has been limited and substantially less liquid than the average trading market for a stock quoted on The New York Stock Exchange.

Since our initial listing on The New York Stock Exchange on June 13, 2014, the trading market in our common stock has been limited and substantially less liquid than the average trading market for companies listed on The New York Stock Exchange. The listing of our common stock on The New York Stock Exchange does not assure that a meaningful, consistent and liquid trading market currently exists or will exist in the future. We cannot predict whether a more active market for our common stock will develop in the future. An absence of an active trading market could adversely affect our stockholders’ ability to sell our common stock at current market prices in short time periods, or possibly at all. An inactive market may also impair our ability to raise capital by selling our common stock and may impair our ability to acquire other companies, products or technologies by using our common stock as consideration. Additionally, analyst coverage of our common stock may be limited and such lack of coverage may have a depressive effect on the market price for our common stock. As of December 31, 2020, approximately 34.7% of our outstanding shares of common stock were held by our executive officers, directors, principal stockholders and their respective affiliates, which may adversely affect the liquidity of the trading market for our common stock, in as much as federal securities laws restrict sales of our shares by these stockholders. If our affiliates continue to hold their shares of common stock, there will be a more limited trading volume in our common stock, which may make it more difficult for investors to sell their shares or increase the volatility of our stock price.

We expect that the price of our common stock will fluctuate substantially, which could subject us to securities class action litigation and result in substantial losses to our stockholders.

The price of our common stock fluctuates in a broad range. For example, on December 21, 2018 the closing price of our shares of common stock was $1.96, and on February 10, 2021, the closing price of our shares of common stock was $26.00. Such fluctuations may be due to a number of factors, including the following, some of which are beyond our control:

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

As of December 31, 2020, our executive officers, directors and principal stockholders and their affiliates collectively controlled approximately 34.7% of our outstanding shares of common stock. As a result, these stockholders, if they act together, may be able to control the management and affairs of our company and certain matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

In addition to the underwritten public offering we completed on February 18, 2020 resulting in the issuance of 1,955,000 additional shares of our common stock, and the currently-active at-the-market offering, we may offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock in order to raise additional capital in the future. We cannot assure our shareholders that we will be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share our shareholders paid for our shares. Investors purchasing shares or other securities in the future could have rights, preferences or privileges senior to those of our shareholders and our shareholders may experience dilution. Our shareholders may incur additional dilution upon the exercise of any outstanding stock options or warrants, the issuance of shares of restricted stock, the vesting of restricted stock units, or the issuance, vesting or exercise of other equity awards.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “seek,” “may,” “plan,” “potential,” “predict,” “project,” “targets,” “likely,” “will,” “would,” “could,” “should,” “continue,” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our projections of the future that are subject to known and unknown risks and uncertainties and other factors that may cause our actual results, level of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. The description of our Business set forth in Item 1, the Risk Factors set forth in this Item 1A and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 as well as other sections in this report, discuss some of the factors that could contribute to these differences. These forward-looking statements include, among other things, statements about:

•

the expected future growth of the market for our aerogel products and our continued gain in market share, in particular in the energy infrastructure insulation market, the lithium-ion battery thermal barrier markets, and other markets we target;

•

our beliefs about the competitive strengths and value propositions of our technology and our products and our ability to gain additional market share and enter into new markets based on those strengths;

•	our expectation that our investment in incremental manufacturing and operating expense will sustain long-term growth in our existing markets and develop new business opportunities;
•	our plans to continue to develop and optimize aerogel products for high-value applications within the building materials market and our plan to realize revenue from this market;
•

our plans to develop and optimize aerogel products for potential commercialization within the electric vehicle market, including (i) our program to optimize carbon aerogels to improve the performance and cost of lithium-ion batteries and (ii) our initiative to develop and commercialize aerogel-based thermal barriers to inhibit the propagation of thermal runaway in electric vehicles and other systems using lithium-ion batteries;

•

our plans and expectations to partner with industry leaders in the battery and electric vehicle market or such partnerships resulting in products and technologies or otherwise resulting in meaningful financial results;

•	our expectations about the size and timing of future revenues and profit margins, arising from our supply relationship and contract with the major U.S. automotive original equipment manufacturer;
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

•	our belief that an adequate long-term supply of silica-precursors is available and that our plans to reduce reliance on precursors susceptible to significant price fluctuations will be successful;
•	Our belief that we can strategically increase our capacity to meet the demand or that we will be able to make such capacity increases in a timely manner;
•	our expectation in our ability to implement lower cost product formulations and realize material purchasing efficiencies;
•	our belief that our portfolio of patents, trade secrets and know-how present a significant barrier to potential new entrants in the production of aerogel blanket insulation;
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
•

our expectations that our work with partners, including with SKC Co., Ltd. or Evonik Industries AG will accelerate the potential commercialization of these carbon aerogel anode materials in the electric vehicle market;

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
•

our expectations of long-term revenue growth, with increasing levels of gross profit and improved cash flows from operations and our expectations that we will incur significant capital expenditures related to the expansion of our manufacturing capacity to support this expected long-term growth in demand;

•

our expectations that the operating expenses will increase in both absolute dollars and as a percentage of revenue in 2021 but increase in absolute dollars and decrease as a percentage of revenue in the longer term, our research and development expenses will increase in both absolute dollars and as a percentage of revenue in 2021 but increase in absolute dollars and decrease as a percentage of revenue in the longer term, our sales and marketing expenses will increase in both absolute dollars and as a percentage of revenue in 2020 but increase in absolute dollars and decrease as a percentage of revenue in the longer term, and our general and administrative expenses will increase in both absolute dollars and as a percentage of revenue in 2021 but increase in absolute dollars and decrease as a percentage of revenue in the longer term;

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

Patent Enforcement Actions

In May 2016, we filed a complaint for patent infringement against Nano Tech Co., Ltd. (Nano), and Guangdong Alison Hi Tech., Ltd. (Alison) in the International Trade Commission, or ITC. In February 2018, the ITC issued its final determination that Nano and Alison had infringed asserted Aspen patents and that they have not proven the patents are invalid except with respect to one dependent product claim, which the ITC found was not infringed. The ITC affirmed that Alison and Nano each violated Section 337 of the Tariff Act and issued a limited exclusion order prohibiting importation of infringing aerogel insulation products manufactured by Alison and Nano. Alison’s appeal with respect to a product patent to the United States Court of Appeals for the Federal Circuit (CAFC) was rejected, and resulted in CAFC affirming the validity of our patent. The exclusion order, which is enforced by the United States Customs and Border Protection, is currently in effect.

Additionally, the USPTO denied Alison’s requests to invalidate the claims of four of our patents in Inter-Partes Review. Alison also filed multiple similar requests with the Chinese Patent Office (SIPO), seeking to invalidate our Chinese manufacturing process patents and two of our Chinese product patents. With respect to one of those requests, not withdrawn previously by Alison, the Patent Review Board of SIPO (PRB), issued a decision upholding the validity of Aspen’s issued patent as amended in the proceedings. Alison has appealed the PRB’s decision to the Beijing IP court. On July 25, 2020, the Beijing IP court dismissed Alison’s appeal and upheld the validity of Aspen’s patent and we received this decision on September 15, 2020. Nano has also filed a request seeking invalidation of a product patent at SIPO. After the oral hearing at PRB, Nano withdrew its invalidation request. On September 23, 2019, Alison filed yet another request to invalidate the same patent, whose validity was previously confirmed by PRB. On January 23, 2020 PRB denied Alison’s latest invalidation request.

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

•In January 2018, the court issued a series of judgments by acknowledgement (German, “Anerkenntnisurteil”) finding the second reseller, Hiltex, liable for infringement and also issued injunctions against Hiltex. The judgments resulted from a settlement agreement in which Hiltex agreed not to resell the infringing products in Europe where at least one of the asserted patents are active.

•On March 8, 2019, the Mannheim court issued two separate judgments in cases against Nano and Alison, respectively. The Mannheim court determined that both Nano and Alison are infringing on Aspen’s EP1638750 (750 Patent) in connection with their respective products. The court also issued injunctions prohibiting the offer, putting on the market, using, importing or possessing the infringing products. The court found the defendants liable to us for damages since September 22, 2012. The court also ordered the defendants to provide information on the scope of the acts of infringement committed since August 22, 2012, and a recall of infringing products. The court ordered Nano and Alison to bear the costs of the legal proceedings and reimburse statutory attorneys’ costs and expenses to us, that exact amount of which is yet to be determined. Nano and Alison have appealed the judgments of the Mannheim court. Nano subsequently withdrew the appeal while Alison’s appeal is currently pending.

•The Mannheim court issued two decisions on December 23, 2019 finding that Alison infringed the 577 Patent and the 950 Patent and also issued injunctions prohibiting Alison from continuing infringement in connection with any aerogel sheets. The December 2019 decisions against Alison have now become final and binding.

•The Mannheim court issued two decisions on July 31, 2020 finding that Nano infringed each of the 577 Patent and the 950 Patent. In addition to granting other remedies, the court also issued injunctions prohibiting the offer, putting on the market, using, importing or possessing any aerogel sheets. After the passing of deadline to file appeals, these decisions have now become final.

•Nano and Alison also initiated nullity actions in German Federal Patent Court in Munich against our asserted German patents. On September 25, 2018, the Federal Patent Court in Munich dismissed the challenge to the validity of 750 Patent which has subsequently become final. Nano and Alison also filed an opposition to one of the asserted patents at the EPO. In December 2018, the opposition division of EPO determined the patent, EP2813338 (338 Patent), was invalid on formality grounds and decided to revoke it, which determination is currently under appeal at the EPO Board of appeals.

•On March 19 and 20, 2019 the German Federal Patent Court in Munich (FPC) conducted oral proceedings and voided four claims in EP2415577 (577 Patent) and confirmed the validity of challenged claims in EP2422950 (950 Patent) within the scope of silica gels. These FPC judgments are now final and binding on the parties. Nano had filed another nullity action seeking to invalidate the remaining claims in the 577 Patent which action Nano subsequently failed to pursue. On June 17, 2020, Nano also filed an opposition to a recently issued Aspen Patent EP3120983B1, titled “Continuous Sheet of Gel Materials and Continuous sheet of Aerogel”.

Additionally, a reseller of Nano’s products in Taiwan challenged the validity of one of our patents in Taiwan in 2018. After careful review of our written response, the Taiwanese patent office has determined the patent as valid and dismissed the challenge in December 2018. In 2018, LG Chem Ltd. challenged the validity of one of our patents in Korea at the IPTAB of the Korean Intellectual Property Office. After conducting an oral hearing, the IPTAB issued a decision on November 30, 2019 upholding claims related to aerogel sheets incorporating fibers. On January 14, 2021 the Korean Patent Court confirmed the validity of the claims related to aerogel sheets incorporating fibers.

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

Market Information and Dividend Policy

Our common stock is trading on The New York Stock Exchange, or NYSE, under the symbol “ASPN.” As of March 9, 2021, there were approximately 27 stockholders of record of our common stock.

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

Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities. Not applicable.

(b) Use of Proceeds from Initial Public Offering of Common Stock. Not applicable.

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers. We did not repurchase any of our equity securities during the year ended December 31, 2020.

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

We derived the consolidated statement of operations data for the years ended December 31, 2020, 2019 and 2018, and the consolidated balance sheet data as of December 31, 2020 and 2019, from our audited consolidated financial statements and the related notes thereto included elsewhere in this Annual Report, which financial statements have been audited by KPMG LLP, independent registered public accounting firm. We derived the consolidated statement of operations data for the fiscal years ended December 31, 2017 and 2016, and the consolidated balance sheet data as of December 31, 2018, 2017 and 2016, from our audited consolidated financial statements and the related notes thereto that are not included in this Annual Report, which financial statements have been audited by KPMG LLP, independent registered public accounting firm.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	($ in thousands, except share and per share data)
Consolidated statements of operations data:
Revenue:
Product	$99,834	$136,934	$102,123	$109,590	$115,490
Research services	439	2,441	2,238	2,041	2,248
Total revenue	100,273	139,375	104,361	111,631	117,738
Cost of revenue:
Product	85,545	111,759	90,660	92,052	93,123
Research services	134	1,332	1,032	908	1,304
Gross profit	14,594	26,284	12,669	18,671	23,311
Operating expenses:
Research and development	8,729	8,407	6,319	6,180	5,306
Sales and marketing	11,753	15,557	13,794	12,604	11,810
General and administrative	15,681	16,479	19,116	19,023	17,415
Impairment of construction in progress	—	—	7,356	—	—
Total operating expenses	36,163	40,443	46,585	37,807	34,531
Loss from operations	(21,569)	(14,159)	(33,916)	(19,136)	(11,220)
Other expense, net:
Interest expense, net	(240)	(406)	(524)	(185)	(147)
Postponed financing costs	—	—	—	—	(656)
Total other expense, net	(240)	(406)	(524)	(185)	(803)
Net loss	(21,809)	(14,565)	(34,440)	(19,321)	(12,023)
Per share data:
Net loss per share:
Basic and diluted	$(0.83)	$(0.60)	$(1.45)	$(0.83)	$(0.52)
Weighted-average common shares outstanding:
Basic and diluted	26,377,652	24,099,438	23,738,852	23,390,235	23,139,807

	As of December 31,
	2020	2019	2018	2017	2016
Consolidated balance sheet data:
Cash and cash equivalents	$16,496	$3,633	$3,327	$10,694	$18,086
Working capital (1)	33,196	15,335	14,185	26,093	32,056
Total assets	97,424	103,502	99,023	123,815	134,669
Total debt	3,668	3,123	4,181	3,750	39
Total stockholders’ equity	67,852	58,990	70,254	100,943	115,564

(1)	Working capital is our current assets less our current liabilities.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are also actively developing a number of promising aerogel products and technologies for the electric vehicle market. We have developed and are commercializing our proprietary line of PyroThin aerogel thermal barriers, for use in lithium-ion batteries in electric vehicles. Our PyroThin product is an ultra-thin, lightweight and flexible thermal barrier designed to impede the propagation of thermal runaway across multiple lithium-ion battery system architectures. Our thermal barrier technology offers a unique combination of performance attributes that enable electric vehicle manufacturers to achieve critical safety goals without sacrificing driving range. In addition, we are seeking to leverage our patented carbon aerogel technology to develop industry-leading battery materials for lithium-ion battery systems. These battery materials have the potential to enable an increase in the drive range of electric vehicles.

The commercial potential for the our PyroThin thermal barriers and our carbon aerogel battery materials in the electric vehicle market is significant and is likely to require us to hire additional personnel, incur additional operating expenses, and incur capital expenditures to expand manufacturing capacity, build an automated fabrication operation, and meet automotive quality system requirements, among other items.

We also derive product revenue from a number of other end markets, including the building materials market. Customers in these markets use our products for applications as diverse as wall systems, military and commercial aircraft, trains, buses, appliances, apparel, footwear and outdoor gear. As we continue to enhance our aerogel technology platform, we believe we will have additional opportunities to address high value applications in the global insulation market, the electric vehicle market and in a number of new, high-value markets.

We generate product revenue through the sale of our line of aerogel blankets and thermal barriers. We market and sell our products primarily through a sales force based in North America, Europe and Asia. The efforts of our sales force are supported by a small number of sales consultants with extensive knowledge of a particular market or region. Our sales force is responsible for establishing and maintaining customer and partner relationships, delivering highly technical information and ensuring high-quality customer service.

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

We manufacture our products using our proprietary technology at our facility in East Providence, Rhode Island. We have operated the East Providence facility since 2008 and have increased our annual capacity in phases through December 31, 2020 to 55 million square feet of aerogel blankets. We are currently engaged in an initiative, which we refer to as EP20, designed to increase the capacity of the East Providence facility to 60 million square feet of aerogel blankets by the end of 2021. In addition, we anticipate that we will need to construct a state-of-the-art thermal barrier fabrication operation, hire dedicated thermal barrier fabrication employees, and increase our aerogel blanket manufacturing capacity to keep pace with the significant potential demand for our PyroThin thermal barriers. Accordingly, we are in the early stages of planning a significant expansion of our aerogel capacity prior to the end of 2023. The expected elements of the completed expansion plan will include the size of the required capacity expansion, the selection of an optimal manufacturing site for the expansion, the appropriate financing structure to fund the project fully and a detailed timeline for the construction and operation of the facility.

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

On September 17, 2020, we entered into a contract with a major U.S. automotive original equipment manufacturer to supply fabricated, multi-part thermal barriers for use in the battery system of its next-generation electric vehicles. Pursuant to the contract, we are obligated to supply the barriers at fixed annual prices and at volumes to be specified by the customer up to a daily maximum quantity through the term of the agreement, which expires on September 1, 2026. While the customer has agreed to purchase its requirement for the barriers at locations to be designated from time to time from us, it has no obligation to purchase any minimum quantity of barriers under the contract. In addition, the customer may terminate the contract any time and for any or no reason. All other terms of the contract are generally consistent with the customer’s standard purchase terms, including customary quality and warranty provisions.

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

BASF made a prepayment to us of $5.0 million during 2018. As of January 1, 2019, 25.3% of any amounts that we invoice for Spaceloft A2 sold to BASF will be credited against the outstanding balance of the 2018 prepayment. If any amount of the 2018 prepayment remains uncredited at December 31, 2021, BASF may require that we repay the uncredited amount following a six-week notice period. In January 2019, BASF made an additional prepayment to us of $5.0 million. As of January 1, 2020, 50% of any amounts that we invoice for a newly developed product sold to BASF will be credited against the outstanding balance of the 2019 prepayment. After December 31, 2022, BASF may require that we credit 24.7% of any amounts we invoice for Spaceloft A2 sold to BASF against the outstanding balance of the 2019 prepayment or may require that we repay the uncredited amount to BASF following a six-week notice period.

On February 18, 2020, we completed an underwritten public offering of 1,955,000 shares of our common stock at an offering price of $8.25 per share. We received net proceeds of $14.8 million after deducting underwriting discounts and commissions of $1.1 million and offering expenses of approximately $0.3 million.

On November 5, 2020, we entered into a sales agreement with B. Riley Securities, Inc. (“B. Riley Securities”) with respect to an at-the-market (“ATM”) offering program under which we may offer and sell, from time to time in our sole discretion, shares of our common stock, through B. Riley Securities as our sales agent. During November and December 2020, we completed the sale of 714,357 shares at an average price of $13.96 per share through our at-the-market offering and received net proceeds of $9.5 million after deducting commissions of $0.3 million and offering expenses of approximately $0.2 million.

On March 3, 2020, we amended our revolving credit facility with Silicon Valley Bank to extend the maturity date of the facility to April 28, 2021 and establish certain minimum levels for the minimum Adjusted EBITDA financial covenant for the extended term.

We further amended our revolving credit facility with Silicon Valley Bank to revise the minimum Adjusted EBITDA financial covenant on September 25 2020 and to secure a preemptive waiver of the Adjusted EBITDA financial covenant on December 24, 2020, among other things. On March 12, 2021, we amended and restated our revolving credit facility with Silicon Valley Bank to extend the maturity date of the revolving credit facility to April 28, 2022 and to establish certain minimum Adjusted EBITDA levels with respect to the minimum Adjusted EBITDA and minimum Adjusted Quick Ratio covenants, as defined. Under our revolving credit facility, we are permitted to borrow a maximum of $20.0 million, subject to continued covenant compliance and borrowing base requirements. The interest rate applicable to borrowings under the revolving credit facility is based on the prime rate, subject to a minimum rate of 4.00% per annum. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 2.00% per annum. In addition, we are required to pay a monthly unused revolving line of credit facility fee of 0.50% per annum of the average unused portion of the revolving credit facility. We intend to extend or replace the facility prior to its maturity.

On May 1, 2020, our wholly-owned subsidiary, Aspen Aerogels Rhode Island, LLC (Borrower), executed a note for an unsecured loan of $3.7 million pursuant to the Paycheck Protection Program (PPP Loan) under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), as amended, and administered by the U.S. Small Business Administration (SBA). The Borrower conferred with representatives of the SBA prior to finalizing the PPP Loan. The loan is unsecured, contains customary events of default, carries an interest rate of 1% per year, and matures on May 1, 2022. The Borrower may repay the loan at any time without penalty. In addition, the Borrower is permitted at any time to submit an application to extend the maturity of loan to May 1, 2025.

The Borrower may also choose to apply to have the PPP Loan forgiven in whole or in part subject to SBA guidelines. The potential amount of forgiveness is based on the Borrower’s use of loan proceeds for payroll costs, mortgage interest payments, rent and utility costs over either an eight-week or 24-week period following receipt of the loan proceeds. The SBA may disapprove of the loan forgiveness application if the agency determines that the Borrower was ineligible for the PPP Loan. As of December 31, 2020, the Borrower had not applied for forgiveness.

Upon application, the Borrower may receive loan forgiveness in whole or in part. In addition, the amount of potential loan forgiveness will be reduced if the Borrower failed to maintain employee and salary levels during the applicable eight-week or 24-week period following receipt of the loan proceeds. If the Borrower applies for forgiveness, and the PPP Loan is not forgiven in whole or in part, the Borrower will be required to begin to make payments of the principal and accrued interest of the post-forgiveness balance outstanding in equal monthly installments over the remaining term of the loan. If the Borrower does not apply for forgiveness by August 19, 2021, the Borrower will be required to make payments of principal and accrued interest in equal monthly installments over the remaining term of the loan.

The Borrower used the proceeds of the PPP Loan to support ongoing operations and to sustain staffing levels in the East Providence, Rhode Island manufacturing facility despite the unfavorable impact the COVID-19 pandemic and volatile energy markets had on its business.

In response to the COVID-19 pandemic, we have implemented and are following safe practices recommended by public health authorities and other government entities. We continue to focus on the safety and health of our employees, customers and vendors. In addition, we have implemented various precautionary measures, including remote work arrangements, restricted business travel and procedures for social distancing, face coverings and safe hygiene. We continue to monitor public health guidance as it evolves and plan to adapt our practices as appropriate. Refer to the section below entitled “Item 1A. Risk Factors” for more information concerning risks to our business associated with COVID-19.

At present, we are not certain of the extent of the impact that the COVID-19 pandemic and global oil market volatility may have on our business. Our manufacturing facility remains operational and we have not encountered any significant disruption to our supply chain or our ability to deliver to our customers. However, the demand for our products has been negatively impacted, particularly due to access restrictions on contractors in energy infrastructure facilities, resulting in a significant year-over-year decrease in our total revenue and increase in our net loss.

In response to this general uncertainty in the market for our products, we implemented a number of actions in 2020 to reduce expenses, including wage reductions, temporary suspension of board fees and selected reductions to discretionary expenses. In addition, as permitted by the CARES Act, we elected to defer certain payments of the employer share of Social Security tax that would otherwise be required to be paid during the period beginning on March 27, 2020 and ending December 31, 2020. We also remain prepared to temporarily curtail operations in our East Providence, Rhode Island manufacturing facility as necessary to ensure the safety of our employees or to align capacity with the expected lower demand.

Our revenue for the year ended December 31, 2020 was $100.3 million, which represented a decrease of $39.1 million, or 28%, from the year ended December 31, 2019. Net loss for the year ended December 31, 2020 was $21.8 million and net loss per share was $0.83. Net loss for the year ended December 31, 2019 was $14.6 million and net loss per share was $0.60.

Key Metrics and Non-GAAP Financial Measures

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Square Foot Operating Metric

We price our product and measure our product shipments in square feet. We estimate our annual capacity was 55 million square feet of aerogel blankets at December 31, 2020. We believe the square foot operating metric allows us and our investors to measure our manufacturing capacity and product shipments on a uniform and consistent basis. The following chart sets forth product shipments in square feet associated with recognized revenue, including revenue recognized over time utilizing the input method, for the periods presented:

	Year Ended December 31,
	2020	2019	2018
	(Square feet in thousands)
Product shipments in square feet	28,635	40,720	34,435

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

The following table presents a reconciliation of net loss, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the years presented:

	Year Ended December 31,
	2020	2019	2018
	($ in thousands)
Net loss	$(21,809)	$(14,565)	$(34,440)
Depreciation and amortization	10,198	10,213	10,787
Impairment of construction in progress	—	—	7,356
Stock-based compensation (1)	5,004	3,771	4,302
Interest expense, net	240	406	524
Adjusted EBITDA	$(6,367)	$(175)	$(11,471)

(1)	Represents non-cash stock-based compensation related to vesting and modifications of stock option grants, vesting of restricted stock units and vesting and modification of restricted common stock.

The following table presents a reconciliation of net loss, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the quarters presented:

	Three Months Ended				Three Months Ended
	2020				2019
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
	($ in thousands)
Net loss	$(3,169)	$(5,698)	$(6,753)	$(6,189)	$(6,002)	$(5,318)	$(2,289)	$(956)
Depreciation and amortization	2,563	2,562	2,545	2,528	2,532	2,565	2,554	2,562
Stock-based compensation (1)	992	1,007	991	2,014	878	996	1,011	886
Interest expense, net	83	50	49	58	41	103	136	126
Adjusted EBITDA	$469	$(2,079)	$(3,168)	$(1,589)	$(2,551)	$(1,654)	$1,412	$2,618

(1)	Represents non-cash stock-based compensation related to vesting and modifications of stock option grants, vesting of restricted stock units and vesting and modification of restricted common stock.

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

During 2020, we experienced a broad-based decrease in both project and maintenance based revenue in the global energy infrastructure business. The decline in demand was principally due to our energy infrastructure customers seeking to limit the number of third-party insulation installers in their facilities to reduce worker density, temporarily shuttering operations from time-to-time in response to COVID-19 outbreaks, and delaying the start of projects due to the threat of COVID-related interruptions. As a result, we experienced a total revenue decrease of 28%, an increase in net loss, and a decrease in Adjusted EBITDA during 2020 versus 2019.

During 2021, we expect that the COVID-19 pandemic will continue to constrain our revenue to 2020 levels with some potential for additional project-related revenue. When the effects of the COVID-19 pandemic recede, we anticipate that our revenue will increase with the elimination of contractor access restrictions in energy infrastructure facilities and as our distribution channel restocks.

We expect that our ongoing initiatives to reduce raw material costs and enhance manufacturing productivity will help to improve our gross margin in 2021 as compared to 2020. However, we intend to increase our investment in the electric vehicle market and our aerogel technology platform by $6.0 million in 2021. This investment will be used to accelerate thermal barrier business development, to establish industry-leading thermal barrier fabrication capability, to progress from the development phase to the commercialization phase of our silicon-rich carbon aerogel battery materials, and to identify additional high-value markets for our aerogel technology. As a result, we expect to experience a decrease in Adjusted EBITDA and an increase in net loss versus 2020.

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

We have decided to cease efforts to secure additional research contracts and to wind down existing contract research activities.

The following table sets forth the total revenue for the periods presented:

	Year Ended December 31,
	2020	2019	2018
	($ in thousands)
Revenue:
Product	$99,834	$136,934	$102,123
Research services	439	2,441	2,238
Total revenue	$100,273	$139,375	$104,361

Product revenue accounted for greater than 99% of total revenue for the year ended December 31, 2020 and 98% for both the years ended December 31, 2019 and 2018. We experienced a 28% decrease in total revenue during 2020 due to a broad-based decrease in both project and maintenance-based revenue in the global energy infrastructure market due the impact of the COVID-19 pandemic, partially offset by a modest increase in demand related to our building materials business. The COVID-19 related decrease in demand was the principally the result of contractor access restrictions in energy infrastructure facilities. We also experienced a decline in our research services revenue due to our decision to cease efforts to secure additional research contracts and to wind down existing contract research activities.

During 2021, we expect that the COVID-19 pandemic will continue to constrain our revenue to 2020 levels with some potential for project-related upside. When the effects of the COVID-19 pandemic recede, we anticipate that our revenue will increase with the elimination of contractor access restrictions in energy infrastructure facilities and as our distribution channel restocks.

A substantial majority of our revenue is generated from a limited number of direct customers, including distributors, contractors, fabricators, partners and end-use customers. Our 10 largest customers accounted for approximately 66% of our total revenue during the year ended December 31, 2020, and we expect that most of our revenue will continue to come from a relatively small number of customers for the foreseeable future.

In 2020, sales to Distribution International, Inc. and SPCC Joint Venture represented 21% and 15% our total revenue, respectively. In 2019, sales to Distribution International, Inc. and SPCC Joint Venture represented 20% and 13% our total revenue, respectively. In 2018, sales to Distribution International, Inc. represented 20% of our total revenue. For each of the noted periods, there were no other customers that represented 10% or more of our total revenues.

We conduct business across the globe and a substantial portion of our revenue is generated outside of the United States. Total revenue from outside of the United States, based on shipment destination, amounted to $55.5 million, or 55% of our total revenue, $81.0 million, or 58% of our total revenue, and $62.6 million, or 60% of our total revenue, in the years ended December 31, 2020, 2019 and 2018, respectively.

Cost of Revenue

Cost of product revenue consists primarily of materials and manufacturing expense. Cost of product revenue is recorded when the related product revenue is recognized.

Material is our most significant component of cost of product revenue and includes fibrous batting, silica materials and additives. Material costs as a percentage of product revenue were 44%, 48% and 47% for the years ended December 31, 2020, 2019 and 2018, respectively. Material costs as a percentage of product revenue vary from product to product due to differences in average selling prices, material requirements, product thicknesses and manufacturing yields. In addition, we provide warranties for our products and record the estimated cost within cost of revenue in the period that the related revenue is recorded or when we become aware that a potential warranty claim is probable and can be reasonably estimated. As a result of these factors, material costs as a percentage of product revenue will vary from period to period due to changes in the mix of aerogel products sold, the costs of our raw materials or the estimated cost of warranties. We expect that material costs will decrease in absolute dollars during 2021 due to a favorable product mix and the impact of our bill of material cost initiatives.

During the year ended December 31, 2018, we experienced a significant increase in the costs of certain silica precursor materials, which constitute over 50% of our raw material costs. In response, we have achieved higher selling prices, implemented lower cost formulations, implemented material sourcing improvements, and enhanced manufacturing yields to reduce the cost of raw materials for our aerogel products. As a result, we expect that material costs will decrease both in absolute dollars and as a percentage of product revenue during 2021.

Manufacturing expense is also a significant component of cost of revenue. Manufacturing expense includes labor, utilities, maintenance expense, and depreciation on manufacturing assets. Manufacturing expense also includes stock-based compensation of manufacturing employees and shipping costs. Manufacturing expense as a percentage of product revenue was 42%, 33% and 42% for the years ended December 31, 2020, 2019 and 2018, respectively. While product revenue decreased by 27% during 2020, manufacturing expense decreased by only 8% due principally to the high proportion of fixed manufacturing expense in our East Providence, Rhode Island manufacturing facility. In 2021, we expect that manufacturing expense in both absolute dollars and as a percentage of product revenue will remain level with 2020 as a projected increase in compensation costs is offset by a projected decrease in depreciation expense.

In total, we expect that cost of product revenue will decrease in absolute dollars during 2021 and as a percentage of product revenue during 2021 versus 2020 due primarily to a projected favorable product mix and the impact of our on-going initiatives to reduce our bill of material costs.

Cost of research services revenue consists of direct labor costs of research personnel engaged in the contract research, third-party consulting and subcontractor expense, and associated direct material costs. This cost of revenue also includes overhead expenses associated with project resources, development tools and supplies. Cost of research services revenue is recorded when the related research services revenue is recognized. In 2021, we expect that cost of research services revenue will decline as we wind down our existing contract research activities.

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

During 2020, we experienced a significant decline in product revenue due to the impact of COVID-19 on the global energy infrastructure market and a decrease in research services revenue resulting from our decision to wind down our contract research activities. We experienced a reduction in both our material costs and manufacturing expense due to the decrease in volume, our efforts to control compensation costs and discretionary expense, and our initiatives to reduce our bill of material costs. Due principally to high proportion of fixed manufacturing expense in our manufacturing operations, the material cost and manufacturing expense reductions were insufficient to offset the full impact of the revenue decline. As a result, gross profit decreased both in absolute dollars and as a percentage of revenue during the year.

During 2021, we expect that the COVID-19 pandemic will continue to constrain our revenue to 2020 levels. However, we expect gross profit to increase both in absolute dollars and as a percentage of revenue during 2021 due to a projected favorable product mix and the impact of our on-going initiatives to reduce our bill of material costs.

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

Operating Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Operating expenses include personnel costs, legal fees, professional fees, service fees, insurance premiums, travel expense, facilities related costs and other costs, expenses and fees. The largest component of our operating expenses is personnel costs, consisting of salaries, benefits, incentive compensation and stock-based compensation. In any particular period, the timing and extent of personnel additions or reductions, legal activities, including patent enforcement actions, marketing programs, research efforts and a range of similar activities or actions could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue.

During 2021, we expect to hire additional personnel and incur additional operating expenses to support the anticipated multi-year growth in our PyroThin thermal barrier business. As a result, we expect that operating expenses will increase in both absolute dollars and as a percentage of revenue during the year. In the longer term, we expect that operating expenses will increase in absolute dollars, but decrease as a percentage of revenue.

Research and Development Expenses

Research and development expenses consist primarily of expenses for personnel engaged in the development of next generation aerogel compositions, form factors and manufacturing technologies. These expenses also include testing services, prototype expenses, consulting services, trial formulations for new products, equipment depreciation, facilities costs and related overhead. We expense research and development costs as incurred. We expect to continue to devote substantial resources to the development of new aerogel technologies, including our carbon aerogel battery materials. We believe that these investments are necessary to maintain and improve our competitive position. We also expect to continue to invest in research and engineering personnel and the infrastructure required in support of their efforts. While we expect that our research and development expenses will increase in absolute dollars but decrease as a percentage of revenue in the longer term, in 2021 we expect such expenses will increase in both absolute dollars and as a percentage of revenue.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs, incentive compensation, marketing programs, travel and related costs, consulting expenses and facilities related costs. We expect that sales and marketing expenses will increase in absolute dollars during 2021 principally due to an increase in compensation associated with the addition of personnel in support of our PyroThin thermal barrier business.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, legal expenses, consulting and professional services, audit and tax consulting costs, and expenses for our executive, finance, legal, human resources and information technology organizations. General and administrative expenses have increased as we have incurred additional costs related to operating as a publicly-traded company, which include costs of compliance with securities, corporate governance and related laws and regulations, investor relations expenses, increased insurance premiums, including director and officer insurance, and increased audit and legal fees. In addition, we expect our general and administrative expenses to increase as we add general and administrative personnel to support the anticipated growth of our business. We also expect that the patent enforcement actions, described in more detail under “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K, if protracted, could result in significant legal expense over the medium to long-term. While we expect that our general and administrative expenses will increase in absolute dollars but decrease as a percentage of revenue in the longer term, in 2021 we expect such expenses will increase in both absolute dollars and as a percentage of revenue.

During the year ended 2020, the Company was in technical discussions with the U.S. Environmental Protection Agency (EPA) in connection with the EPA’s notice of potential violation and opportunity to confer that the Company received regarding the applicability of certain Resource Conservation and Recovery Act (RCRA) provisions to certain aspects of its manufacturing unit operations. The EPA notice was in connection with the EPA’s RCRA Compliance Evaluation Inspection of the Company’s East Providence, Rhode Island manufacturing facility in May 2019. Subsequent to these initial discussions, the Company received notice from the EPA that there were no violations with respect to its manufacturing unit operations.

Interest Expense, Net

For the years ended December 31, 2020, 2019, and 2018, interest expense, net consisted primarily of fees and interest expense related to our revolving credit facility.

Provision for Income Taxes

We have incurred net losses since inception and have not recorded benefit provisions for U.S. federal income taxes or state income taxes since the tax benefits of our net losses have been offset by valuation allowances due to the uncertainty associated with the utilization of net operating loss carryforwards.

At December 31, 2020, we had $250.6 million of net operating losses available to offset future federal income, if any, of which $194.6 million expire on various dates through December 31, 2037. Net operating losses of $56.0 million generated during the three-year period ended December 31, 2020 have an unlimited carryforward.

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Year Ended December 31,
	2020	2019	2018
	($ in thousands)
Revenue:
Product	$99,834	$136,934	$102,123
Research services	439	2,441	2,238
Total revenue	100,273	139,375	104,361
Cost of revenue:
Product	85,545	111,759	90,660
Research services	134	1,332	1,032
Gross profit	14,594	26,284	12,669
Operating expenses:
Research and development	8,729	8,407	6,319
Sales and marketing	11,753	15,557	13,794
General and administrative	15,681	16,479	19,116
Impairment of construction in progress	—	—	7,356
Total operating expenses	36,163	40,443	46,585
Loss from operations	(21,569)	(14,159)	(33,916)
Interest expense, net	(240)	(406)	(524)
Total interest expense, net	(240)	(406)	(524)
Net loss	$(21,809)	$(14,565)	$(34,440)

Year ended December 31, 2020 compared to year ended December 31, 2019

The following tables set forth our results of operations for the periods presented:

	Year Ended December 31,				Year Ended December 31,
	2020	2019	$ Change	% Change	2020	2019
	($ in thousands)				(Percentage of total revenue)
Revenue:
Product	$99,834	$136,934	$(37,100)	(27)%	100%	98%
Research services	439	2,441	(2,002)	(82)%	0%	2%
Total revenue	100,273	139,375	(39,102)	(28)%	100%	100%
Cost of revenue:
Product	85,545	111,759	(26,214)	(23)%	85%	80%
Research services	134	1,332	(1,198)	(90)%	0%	1%
Gross profit	14,594	26,284	(11,690)	(44)%	15%	19%
Operating expenses:
Research and development	8,729	8,407	322	4%	9%	6%
Sales and marketing	11,753	15,557	(3,804)	(24)%	12%	11%
General and administrative	15,681	16,479	(798)	(5)%	16%	12%
Total operating expenses	36,163	40,443	(4,280)	(11)%	36%	29%
Loss from operations	(21,569)	(14,159)	(7,410)	52%	(22)%	(10)%
Interest expense, net	(240)	(406)	166	(41)%	(0)%	(0)%
Total interest expense, net	(240)	(406)	166	(41)%	(0)%	(0)%
Net loss	$(21,809)	$(14,565)	$(7,244)	50%	(22)%	(10)%
Revenue

	Year Ended December 31,				Change
	2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
Revenue:
Product	$99,834	100%	$136,934	98%	$(37,100)	(27)%
Research services	439	0%	2,441	2%	(2,002)	(82)%
Total revenue	$100,273	100%	$139,375	100%	$(39,102)	(28)%

The following chart sets forth product shipments in square feet associated with recognized revenue, including revenue recognized over time utilizing the input method, for the periods presented:

	Year Ended December 31,		Change
	2020	2019	Amount	Percentage
Product shipments in square feet (in thousands)	28,635	40,720	(12,085)	(30)%

Total revenue decreased $39.1 million, or 28%, to $100.3 million in 2020 from $139.4 million in 2019. The decrease in total revenue was the result of decreases in both product revenue and research services revenue.

Product revenue decreased by $37.1 million, or 27%, to $99.8 million in 2020 from $136.9 million in 2019. This decrease was principally the result of COVID-19 related decreases in both project and maintenance-based demand in the global energy infrastructure market, offset, in small part, by growth in the building materials market and the impact of our 2020 price increase.

Product revenue for the year ended December 31, 2020 included $20.7 million in sales to Distribution International, Inc. and $15.3 million in sales to SPCC Joint Venture. Product revenue for the year ended December 31, 2019 included $27.3 million in sales to Distribution International, Inc. and $18.0 million in sales to SPCC Joint Venture. The average selling price per square foot of our products increased by $0.13, or 4%, to $3.49 per square foot for the year ended December 31, 2020 from $3.36 per square foot for the year ended December 31, 2019. The increase in average selling price principally reflected the impact of price increases enacted in 2020. This increase in average selling price had the effect of increasing product revenue by approximately $3.6 million for the year ended December 31, 2020.

In volume terms, product shipments decreased by 12.1 million square feet, or 30%, to 28.6 million square feet of aerogel products for the year ended December 31, 2020, as compared to 40.7 million square feet in the year ended December 31, 2019. The decrease in product volume had the effect of decreasing product revenue by approximately $40.7 million for the year ended December 31, 2020.

Research services revenue decreased by $2.0 million, or 82%, to $0.4 million in 2020 from $2.4 million in 2019. The decrease was primarily due to our decision to wind down our contract research activities to focus our research and development resources on improving the profitability of our existing business and developing new products and next-generation technology with application in new, high value markets.

Product revenue as a percentage of total revenue was greater than 99% of total revenue in 2020 and 98% of total revenue in 2019. Research services revenue was less than 1% of total revenue in 2020 and 2% of total revenue in 2019. We expect that product revenue will compose virtually all of our total revenue in the long-term.

During 2021, we expect that the COVID-19 pandemic will continue to constrain our revenue to 2020 levels with some potential for additional project-related revenue. When the effects of the COVID-19 pandemic recede, we anticipate that our revenue will increase with the elimination of contractor access restrictions in energy infrastructure facilities and as our distribution channel restocks.

Cost of Revenue

	Year Ended December 31,						Change
	2020			2019
	Amount	Percentage of Related Revenue	Percentage of Total Revenue	Amount	Percentage of Related Revenue	Percentage of Total Revenue	Amount	Percentage
	($ in thousands)
Cost of revenue:
Product	$85,545	86%	85%	$111,759	82%	80%	$(26,214)	(23)%
Research services	134	31%	0%	1,332	55%	1%	(1,198)	(90)%
Total cost of revenue	$85,679	85%	85%	$113,091	81%	81%	$(27,412)	(24)%

Total cost of revenue decreased $27.4 million, or 24%, to $85.7 million in 2020 from $113.1 million in 2019. The decrease in total cost of revenue was the result of decreases in both product cost of revenue and research services cost of revenue.

Product cost of revenue decreased $26.2 million, or 23%, to $85.5 million in 2020 from $111.8 million in 2019. The $26.2 million decrease was the result of a $22.7 million decrease in material costs and a $3.5 million decrease in manufacturing expense. The decrease in material costs was driven principally by the 12.1 million square feet, or 30%, decrease in product shipments and the impact of our bill of material cost reduction initiatives. The decrease in manufacturing expense was primarily driven by decreases in variable plant and operating costs of $2.3 million and compensation and related costs of $1.2 million.

Product cost of revenue as a percentage of product revenue increased to 86% in 2020 from 82% in 2019. This increase was the result of the high proportion of fixed manufacturing expenses in our East Providence manufacturing facility that remained essentially unchanged despite a 27% decrease in product revenue in 2020, offset, in part, by the impact of our 2020 price increases, bill of material sourcing efficiencies, and discretionary expense controls in response to the COVID-19 pandemic.

We expect that product cost of revenue will decrease both in absolute dollars and as a percentage of product revenue during 2021 versus 2020 due principally to a projected favorable product mix and the impact of our on-going initiatives to reduce our bill of material costs.

Research services cost of revenue decreased by $1.2 million, or 90%, to $0.1 million in 2020 from $1.3 million in 2019. Cost of research service revenue as a percentage of research services revenue decreased to 31% in 2020 from 55% in 2019 due to our decision to wind down existing research activities.

Gross Profit

	Year Ended December 31,				Change
	2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
Gross profit	$14,594	15%	$26,284	19%	$(11,690)	(44)%

Gross profit decreased $11.7 million, or 44%, to $14.6 million in 2020 from $26.3 million in 2019. The decrease in gross profit was the result of the $39.1 million decrease in total revenue, offset, in part, by the $27.4 million decrease in total cost of revenue. The decrease in revenue was principally the result of COVID-19 related decreases in both project and maintenance-based demand in the global energy infrastructure market, offset, in small part, by growth in our building materials business and the impact of our 2020 price increase. The decrease in total cost of revenue was principally the result of the 12.1 million square feet, or 30%, decrease in product shipments.

Gross profit as a percentage of total revenue decreased to 15% in 2020 from 19% in 2019. This decrease was principally the result of the high proportion of fixed manufacturing expenses in our East Providence manufacturing facility that remained essentially unchanged despite the 27% decrease in product revenue in 2020.

During 2021, we expect that the COVID-19 pandemic will continue to constrain our revenue to 2020 levels. However, we expect gross profit to increase both in absolute dollars and as a percentage of revenue during 2021 due to a projected favorable product mix and the impact of our on-going initiatives to reduce our bill of material costs.

Research and Development Expenses

	Year Ended December 31,				Change
	2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
Research and development expenses	$8,729	9%	$8,407	6%	$322	4%

Research and development expenses increased by $0.3 million, or 4%, to $8.7 million in 2020 from $8.4 million in 2019. The $0.3 million increase reflected of our decision to focus research activities on the development of new products and next-generation technology with application in new, high value markets, including the electric vehicle market.

Research and development expenses as a percentage of total revenue increased to 9% during the year ended December 31, 2020 from 6% during the comparable period in 2019. The increase was the result of both the increase in research and development expenses and the decrease in total revenue.

We expect that our research and development expenses to increase in both absolute dollars and as a percentage of revenue during 2021 in line with our decision to increase resources dedicated to the development of new aerogel products and technologies, including our carbon aerogel battery materials.

In the long-term, we expect to continue to increase investment in research and development in our efforts to enhance and expand our aerogel technology platform. However, we expect that research and development expenses will decline as a percentage of total revenue in the long-term due to projected growth in product revenue.

Sales and Marketing Expenses

	Year Ended December 31,				Change
	2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
Sales and marketing expenses	$11,753	12%	$15,557	11%	$(3,804)	(24)%

Sales and marketing expenses decreased by $3.8 million, or 24%, to $11.8 million in 2020 from $15.6 million in 2019. The decrease was the result of decreases in compensation and related costs of $1.7 million, travel and related costs of $1.3 million, sales consultant costs of $0.6 million, and other expenses of $0.2 million.

Sales and marketing expenses as a percentage of total revenue increased to 12% in 2020 from 11% in 2019 primarily due to the decrease in overall revenue of 28%.

We expect sales and marketing expenses to increase in both absolute dollars and as a percentage of revenue during 2021 due principally to a planned increase in marketing expense during the year.

In the long-term, we expect that sales and marketing expenses will increase in absolute dollars as we continue to increase sales personnel and marketing efforts in support of expected growth in demand for our products. However, we expect that sales and marketing expenses will decrease as a percentage of total revenue in the long-term due to projected growth in product revenue.

General and Administrative Expenses

	Year Ended December 31,				Change
	2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
General and administrative expenses	$15,681	16%	$16,479	12%	$(798)	(5)%

General and administrative expenses decreased by $0.8 million, or 5%, to $15.7 million in 2020 from $16.5 million in 2019. The $0.8 million decrease was the result of decreases in patent enforcement costs of $0.6 million, professional and legal fees of $0.3 million, compensation and related costs of $0.3 million and other general administrative expenses of $0.1 million, offset in part by an increase in the provision for bad debts of $0.3 million and a $0.2 million decrease in recoveries of bad debt in 2020 as compared to 2019.

General and administrative expenses as a percentage of total revenue increased to 16% in 2020 from 12% in 2019 primarily due to the 28% decrease in revenue in 2020.

We expect general and administrative expenses to increase in both absolute dollars and as a percentage of revenue during 2021.

We expect to increase general and administrative personnel and expense levels in the long term to support the anticipated growth of our business and continued expansion of our manufacturing operations. We also expect that the patent enforcement actions, described in more detail under “Legal Proceedings” in part I, Item 3, of this Annual Report on Form 10-K, could result in significant additional legal expense over the medium-to-long term. In the longer term, we expect that general and administrative expenses will increase in absolute dollars but decrease as a percentage of revenue due to projected growth in product revenue.

Interest Expense, Net

	Year Ended December 31,				Change
	2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
Interest expense, net	$(240)	(0)%	$(406)	(0)%	$166	(41)%

Interest expense, net, consisting primarily of fees and interest expense associated with outstanding balances under our revolving credit agreement, was $0.2 million and $0.4 million in 2020 and 2019, respectively.

Year ended December 31, 2019 compared to year ended December 31, 2018

The following tables set forth our results of operations for the periods presented:

	Year Ended December 31,				Year Ended December 31,
	2019	2018	$ Change	% Change	2019	2018
	($ in thousands)				(Percentage of total revenue)
Revenue:
Product	$136,934	$102,123	$34,811	34%	98%	98%
Research services	2,441	2,238	203	9%	2%	2%
Total revenue	139,375	104,361	35,014	34%	100%	100%
Cost of revenue:
Product	111,759	90,660	21,099	23%	80%	87%
Research services	1,332	1,032	300	29%	1%	1%
Gross profit	26,284	12,669	13,615	107%	19%	12%
Operating expenses:
Research and development	8,407	6,319	2,088	33%	6%	6%
Sales and marketing	15,557	13,794	1,763	13%	11%	13%
General and administrative	16,479	19,116	(2,637)	(14)%	12%	18%
Impairment of construction in progress	—	7,356	(7,356)	100%	—	—%
Total operating expenses	40,443	46,585	(6,142)	(13)%	29%	45%
Loss from operations	(14,159)	(33,916)	19,757	(58)%	(10)%	(32)%
Interest expense, net	(406)	(524)	118	(23)%	(0)%	(1)%
Total interest expense, net	(406)	(524)	118	(23)%	(0)%	(1)%
Net loss	$(14,565)	$(34,440)	$19,875	(58)%	(10)%	(33)%

Revenue

	Year Ended December 31,				Change
	2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
Revenue:
Product	$136,934	98%	$102,123	98%	$34,811	34%
Research services	2,441	2%	2,238	2%	203	9%
Total revenue	$139,375	100%	$104,361	100%	$35,014	34%

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

Impairment of Construction In Progress

We had previously completed the design and engineering for a second manufacturing facility to be located in Statesboro, Georgia. During 2016, we elected to delay construction of the facility due to our assessment of future demand. In December 2018, we determined that we would not use the existing design and engineering to construct a second facility in any location. Accordingly, we determined that the design and engineering costs were not recoverable and recorded an impairment charge of $7.4 million on construction in progress assets in 2018. We did not record any impairments of construction in progress in 2019.

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

Through 2015, we experienced revenue growth and gained share in our target markets. Despite a decline in revenue in 2016, 2017 and 2018, our financial projections anticipated long-term revenue growth, increasing levels of gross profit and improved cash flow from operations. To support this growth, we initiated a plan in 2018 to increase the capacity of our East Providence, Rhode Island manufacturing facility to approximately 60 million square feet of aerogel blankets and currently expect to achieve this goal by the end of 2021. We may incur additional capital expenditures to complete this plan in 2021.

We are also increasing our investment in the research and development of next-generation aerogel products and technologies. During 2021, we will continue to develop aerogel products and technologies for the electric vehicle market. We believe the commercial potential for our technology in the electric vehicle market is significant and could require us to hire additional personnel, incur additional operating expenses, build an automated thermal barrier fabrication operation, and construct a carbon aerogel battery materials facility, among other items.

In addition, we anticipate that we will need to increase our aerogel blanket manufacturing capacity to keep pace with the significant potential demand for our PyroThin thermal barriers. Accordingly, we are in the early stages of planning a significant expansion of our aerogel capacity prior to the end of 2023. The expected elements of the completed expansion plan will include the size of the required capacity expansion, the selection of an optimal manufacturing site for the expansion, the appropriate financing structure to fund the project fully and a detailed timeline for the construction and operation of the facility. We expect that we will incur significant increase in capital expenditures to build out the additional capacity and in operating expenses associated with the start-up of the facility.

We took several actions during 2020 to increase the financial resources available to support current operating requirements and capital expenditures. In February 2020, we completed an underwritten public offering of our common stock and received net proceeds of $14.8 million. In March 2020, we extended the maturity of our revolving credit facility with Silicon Valley Bank to April 28, 2021. In May 2020, our wholly owned subsidiary, Aspen Aerogels Rhode Island, LLC, received PPP Loan proceeds of $3.7 million under the CARES Act. During November and December 2020, we also completed the sale of 714,357 shares of our common stock at an average price of $13.96 per share through our at-the-market offering and received net proceeds of $9.5 million after deducting commissions $0.3 million and offering expenses of approximately $0.2 million, pursuant to the ATM offering program with B. Riley Securities as our sales agent.

We believe that our existing cash balance and funds available under our revolving credit facility will be sufficient to support current operating requirements and research and development activities. However, we believe that our cash balance and funds available under the revolving credit facility will not be sufficient to fund the capital expenditures required to establish an automated thermal barrier fabrication operation, build a carbon aerogel battery materials facility, and to construct a new aerogel blanket manufacturing facility.

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

Primary Sources of Liquidity

Our principal sources of liquidity are currently our cash and cash equivalents and our revolving credit facility with Silicon Valley Bank. Cash and cash equivalents consist primarily of cash and money market accounts on deposit with banks. As of December 31, 2020, we had $16.5 million of cash and cash equivalents.

On February 18, 2020, we completed an underwritten public offering of 1,955,000 shares of our common stock at an offering price of $8.25 per share. We received net proceeds of $14.8 million after deducting underwriting discounts and commissions of $1.1 million and offering expenses of approximately $0.3 million.

On November 5, 2020, we entered into a sales agreement for an at-the-market offering program (ATM) under which we may sell up to $33,871,250 of our common stock through B. Riley Securities, Inc. We are not obligated to sell any stock under the sales agreement. We will pay B. Riley a commission of 3.0% of the gross sales proceeds of shares sold under the agreement. During November and December 2020, we sold 714,357 shares of our stock through the ATM and received net proceeds of $9.5 million.

On May 1, 2020, our wholly-owned subsidiary, Aspen Aerogels Rhode Island, LLC (Borrower) executed a note for a loan of $3.7 million pursuant to the PPP under the CARES Act, as amended, and administered by the SBA. The loan is unsecured, contains customary events of default, carries an interest rate of 1% per year, and matures on May 1, 2022. The Borrower may repay the loan in full at any time without penalty. In addition, the Borrower may apply to have the maturity of loan extended to May 1, 2025.

The Borrower may apply to have the PPP Loan indebtedness forgiven in whole or in part subject to SBA guidelines and based on the use of loan proceeds for payroll costs, mortgage interest payments, rent and utility costs over either an eight-week or 24-week period, at the Borrower’s option, following its receipt of the loan proceeds. The SBA may disapprove of the Borrower’s loan forgiveness application if the agency determines that the Borrower was ineligible for the PPP Loan. As of December 31, 2020, the Borrower had not applied for forgiveness.

If the Borrower applies for, but does not receive forgiveness of the PPP Loan in whole or in part, the Borrower will be required to make payments of the remaining principal and accrued interest in equal monthly installments over the remaining term of the loan. If the Borrower does not apply for forgiveness by August 19, 2021, the Borrower will be required to make payments of principal and accrued interest in equal monthly installments over the remaining term of the loan.

We have maintained our revolving credit facility, as amended from time to time, with Silicon Valley Bank since March 2011. On March 3, 2020, we amended our revolving credit facility to extend the maturity date of the facility to April 28, 2021. The amendment also established certain minimum levels with respect to the minimum Adjusted EBITDA financial covenant for the extended term. We further amended our revolving credit facility with Silicon Valley Bank to revise the minimum Adjusted EBITDA financial covenant on September 25, 2020 and to secure a preemptive waiver of the Adjusted EBITDA financial covenant on December 24, 2020, among other things. On March 12, 2021, we amended and restated our revolving credit facility with Silicon Valley Bank to extend the maturity date of the revolving credit facility to April 28, 2022 and to establish certain minimum Adjusted EBITDA levels with respect to the minimum Adjusted EBITDA and minimum Adjusted Quick Ratio covenants, as defined. We intend to extend or replace the facility prior to its maturity.

Under our revolving credit facility, we may borrow a maximum of $20.0 million, subject to continued covenant compliance and borrowing base requirements. At our election, the interest rate applicable to borrowings under the revolving credit facility may be based on the prime rate or LIBOR, subject to a minimum rate of 4.00% per annum. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 2.00% per annum, while LIBOR-based rates vary from LIBOR plus 3.75% per annum to LIBOR plus 4.25% per annum. In addition, we are required to pay a monthly unused revolving line facility fee of 0.50% per annum of the average unused portion of the revolving credit facility.

Under the revolving credit facility, we are required to comply with both non-financial and financial covenants, including the minimum Adjusted EBITDA covenant, as defined in the loan agreement. At December 31, 2020, we were in compliance with all such covenants. The amount available to us under the revolving credit facility at December 31, 2020 was $5.4 million after giving effect to $1.4 million in outstanding letters of credit.

At December 31, 2020, we had no outstanding borrowings under our revolving credit facility with Silicon Valley Bank, $1.4 million of outstanding letters of credit secured by the revolving credit facility, $3.7 million outstanding on the PPP Loan, and an obligation of $9.8 million associated with prepayments received pursuant to our supply agreement with BASF.

See “Risk Factors -- Risks Related to Our Business and Strategy -- We will require significant additional capital to pursue our growth strategy, but we may not be able to obtain additional financing on acceptable terms or at all” in this Annual Report on Form 10-K for the year ended December 31, 2020.

Analysis of Cash Flow

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
	($ in thousands)
Net cash provided by (used in):
Operating activities	$(9,924)	$(1,054)	$(8,654)
Investing activities	(3,416)	(2,112)	(3,593)
Financing activities	26,203	3,472	4,880
Net increase (decrease) in cash	12,863	306	(7,367)
Cash, beginning of period	3,633	3,327	10,694
Cash and cash equivalents, end of period	$16,496	$3,633	$3,327

Operating Activities

During 2020, we used $9.9 million in net cash in operating activities, as compared to the use of $1.1 million in net cash during 2019, an increase in the use of cash of $8.8 million. This increase in the use of cash was the result of the increase in net loss adjusted for non-cash items of $5.7 million, and a decrease in cash provided by changes in working capital of $3.1 million.

During 2019, we used $1.1 million in net cash in operating activities, as compared to the use of $8.7 million in net cash during 2018, a decrease in the use of cash of $7.6 million. This decrease in use of cash was the result of the decrease in net loss adjusted for non-cash items of $9.6 million, offset, in part, by a decrease in cash provided by changes in working capital of $2.0 million.

Investing Activities

Net cash used in investing activities is for capital expenditures principally for machinery and equipment to improve the throughput, efficiency and capacity of our East Providence facility. Net cash used in investing activities for 2020 and 2019 totaled $3.4 million and $2.1 million, respectively.

Financing Activities

Net cash provided by financing activities in 2020 totaled $26.2 million and consisted of $19.4 million in borrowings under our revolving credit facility, $14.8 million in net proceeds from an underwritten public offering of our common stock, $9.5 million in net proceeds from our at-the-market offering, $3.7 million in net proceeds from the issuance of long term debt and $2.6 million in proceeds from employee stock option exercises, offset, in part, by $22.6 million of repayments under our revolving credit facility and $1.2 million for payments for employee tax withholdings associated with the vesting of restricted stock units.

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

Capital Spending and Future Capital Requirements

We have made capital expenditures primarily to develop and expand our manufacturing capacity. Our capital expenditures totaled $3.4 million in 2020, $2.1 million in 2019 and $3.6 million in 2018. As of December 31, 2020, we had capital commitments of approximately $1.0 million, which included commitments for which we have entered into contracts as well as commitments authorized by our Board of Directors and relate to the enhancement of our existing production lines in our East Providence facility. These commitments consist primarily of costs for equipment and construction.

We intend to fund capital expenditures related the expansion of capacity of our existing manufacturing facility with our existing cash balance, available credit and anticipated cash flows from operations. We plan to fund the capital expenditures required to establish an automated thermal barrier fabrication operation, build a carbon aerogel battery materials facility, and to construct a new aerogel blanket manufacturing facility with additional credit facilities, debt financings, customer prepayments, technology licensing fees or equity financings.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet activities as defined in Item 303(a)(4) of Regulation S-K.

Contractual Obligations and Commitments

Operating Leases

We lease office space for our corporate offices in Northborough, Massachusetts, which expires in 2026, and warehouse space and land near our East Providence facility, which expire at various dates through 2024, under non-cancelable operating lease agreements. See “Item 2 — Properties.” We also lease vehicles and equipment under non-cancelable operating leases that expire at various dates.

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

Thermal Barrier Contract

We are party to a contract with a major U.S. automotive original equipment manufacturer to supply fabricated, multi-part thermal barriers for use in the battery system of its next-generation electric vehicles. Pursuant to the contract, we are obligated to supply the thermal barriers at fixed annual prices and at volumes to be specified by the manufacturer up to a daily maximum quantity through the term of the agreement, which expires on September 1, 2026. While the manufacturer has agreed to purchase its requirement for the thermal barriers at locations to be designated from time to time from us, it has no obligation to purchase any minimum quantity of the barriers under the contract. In addition, the manufacturer may terminate the contract any time and for any or no reason. All other terms of the contract are generally consistent with the manufacturers standard purchase terms, including customary quality and warranty provisions.

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

Beginning January 1, 2019, we credited 25.3% of any amounts that we invoice for Spaceloft A2 sold to BASF against the outstanding balance of the 2018 prepayment. If any of the 2018 prepayment remains uncredited as of December 31, 2021, BASF may request that we repay the uncredited amount to BASF following a six-week notice period. Since January 1, 2020, we credit 50% of any amounts that we invoice for a newly developed product sold to BASF against the outstanding balance of the 2019 prepayment. After December 31, 2022, BASF may elect to have us credit 24.7% of any amounts we invoice for Spaceloft A2 sold to BASF against the outstanding balance of the 2019 prepayment or may request that we repay the uncredited amount to BASF. The specific terms of additional tranches of prepayments, if any, are to be agreed by us and BASF at a future date.

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

Revolving Credit Facility

In March 2011, we entered into a revolving credit facility with Silicon Valley Bank. This facility has been amended at various dates through December 2020. On March 12, 2021, we amended and restated our revolving credit facility with Silicon Valley Bank to extend the maturity date of the revolving credit facility to April 28, 2022 and to establish certain minimum Adjusted EBITDA levels with respect to the minimum Adjusted EBITDA and minimum Adjusted Quick Ratio covenants, as defined. Under our revolving credit facility, we are permitted to borrow a maximum of $20.0 million, subject to continued covenant compliance and borrowing base requirements. The interest rate applicable to borrowings under the revolving credit facility is based on the prime rate, subject to a minimum rate of 4.00% per annum. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 2.00% per annum. In addition, we are required to pay a monthly unused revolving line of credit facility fee of 0.50% per annum of the average unused portion of the revolving credit facility. We intend to extend or replace the facility prior to its maturity

At December 31, 2020, the amount available to us under the revolving credit facility was $5.4 million after giving effect to $1.4 million in letters of credit outstanding under the facility.

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

Standards Implemented Since December 31, 2019

The Company has not implemented any accounting standards that had a material impact on its consolidated financial statements during the year ended December 31, 2020.

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

We did not record any warranty expense during the years ended December 31, 2020, 2019, and 2018. As of December 31, 2020, we had satisfied all outstanding warranty claims.

Research services revenue is derived from the execution of contracts awarded by the U.S. government, other government agencies and other institutions. Our research service arrangements require us to perform research to investigate new forms and applications of aerogel technology. We record revenue earned on research services contracts using the percentage-of-completion method in two ways: (1) for firm-fixed-price contracts, we accrue that portion of the total contract price that is allocable, on the basis of our estimates of costs incurred to date to total contract cost; (2) for cost-plus-fixed-fee contracts, we record revenue that is equal to total payroll cost incurred times a stated factor plus reimbursable expenses, to a stated upper limit. The primary cost in these arrangements is the labor effort expended in completing the research. Typically, the only deliverable, other than labor hours expended, is reporting research results to the customer or delivery of research grade aerogel products. Because the input measure of labor hours expended is also reflective of the output measure, it is a reliable means to measure the extent of progress towards completion. Contract costs and rates used to allocate overhead to contracts are subject to audit by the respective contracting government agency. Revisions in cost estimates and fees during the course of the contract are reflected in the accounting period in which the facts that require the revisions become known. In 2019, we decided to wind down our existing contract research activities. This decision reflected our desire to focus our research and development resources on initiatives to improve the profitability of our existing business and on efforts to develop new products and next-generation technology with application in new, high value markets.

Stock-based Compensation

We maintain an equity incentive plan pursuant to which our board of directors may grant qualified and nonqualified stock options, restricted stock, restricted stock units and other stock-based awards to board members, officers, key employees and others who provide or have provided service to us.

We measure the costs associated with stock-based awards based on their estimated fair value at date of grant. We recognize the cost of stock-based awards as service, performance or market conditions are met. Future expense amounts for any particular quarterly or annual period could be affected by changes in our assumptions or changes in market conditions.

Stock Options

We use the Black-Scholes option-pricing model to estimate the fair value of stock option awards. The determination of the estimated fair value of stock option awards is based on a number of complex and subjective assumptions. These assumptions include the determination of the estimated fair value of the underlying security, the expected volatility of the underlying security, a risk-free interest rate, the expected term of the option, and the forfeiture rate for the award class. The following assumptions were used to estimate the fair value of the option awards:

	Year Ended December 31,
	2020	2019	2018
Weighted-average assumptions:
Expected term (in years)	5.96	5.81	5.93
Expected volatility	52.27%	49.90%	47.68%
Risk free rate	1.08%	2.44%	2.76%
Expected dividend yield	—%	—%	—%

•

The expected term represents the period that our stock-based awards are expected to be outstanding and is determined using the simplified method described in ASC Topic 718, Compensation — Stock Compensation, for all grants. We believe this is a better representation of the estimated life than our actual limited historical exercise behavior.

•

For the years ended December 31, 2020, 2019 and 2018, the expected volatility is primarily based on the weighted-average volatility of up to 17 companies within various industries that we believe are similar to our own. The Company expects to have sufficient historical data to develop an estimated volatility for future awards.

•	The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant.
•	We use an expected dividend yield of zero, since we do not intend to pay cash dividends on our common stock in the foreseeable future, nor have we paid dividends on our common stock in the past.

For stock options that contained a market condition issued to our chief executive officer during the year ended December 31, 2015, we used a Monte Carlo Simulation model to estimate the grant date fair value of awards expected to vest. We based the simulation model on the Black Scholes option-pricing model and a number of other complex assumptions including (i) whether the vesting condition would be satisfied within the time-vesting periods, and (ii) the date the common stock price target would be achieved per the terms of the agreement. On November 7, 2018, we entered into an amended executive agreement with our CEO that modified the change in control provisions for the outstanding stock options that contained a market condition. This modification resulted in the recognition of additional compensation expense of less than $0.1 million during the year ended December 31, 2018. On December 10, 2020, we modified the vesting conditions of NSOs to purchase 116,279 of common stock held by our CEO to extend the time period to achieve the common stock price target. We accounted for the extension of the time period as a modification and recognized $1.1 million of incremental stock compensation expense during the year ended December 31, 2020.

For the restricted stock award issued to our Chief Executive Officer during the year ended December 31, 2015 that contains a performance condition, we assess the probability that the performance condition will be satisfied. On August 2, 2017, we modified the performance target with respect to 78,125 shares of these awards. As of December 31, 2020, the performance condition was not achieved and the award expired by its terms.

During 2020, we estimated the fair value of the modified NSOs to purchase 116,279 of common stock held by our Chief Executive Officer by use of the Black-Scholes option-pricing model assuming an expected term of 2.5 years, an expected volatility of 67.23%, a risk-free rate of 0.17% and an expected dividend yield of zero.

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

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business. At December 31, 2020, we had unrestricted cash and cash equivalents of $16.5 million. These amounts were held for working capital and capital expansion purposes and were invested primarily in deposit accounts at a major financial institution in North America. Due to the short-term nature of these investments, we believe that our exposure to changes in the fair value of our cash as a result of changes in interest rates is not material.

As of December 31, 2020, we had no outstanding amounts drawn on our revolving credit facility. At December 31, 2020, we had $1.4 million of outstanding letters of credit supported by the revolving credit facility.

Under our revolving credit facility, we are permitted to borrow a maximum of $20.0 million, subject to continued covenant compliance and borrowing base requirements. The interest rate applicable to borrowings under the revolving credit facility is based on the prime rate, subject to a minimum rate of 4.00% per annum. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 2.00% per annum. In addition, we are required to pay a monthly unused revolving line facility fee of 0.50% per annum of the average unused portion of the revolving credit facility. The maturity date of our revolving credit facility is April 28, 2022. We intend to extend or replace the facility prior to its maturity.

At December 31, 2020, the amount available to us under the revolving credit facility was $5.4 million after giving effect to the $1.4 million of letters of credit outstanding under the facility.

Our PPP Loan has an interest rate of 1% per annum and matures on May 1, 2022. In accordance with the Flexibility Act, we may submit an application to extend the maturity of the loan by three years to May 1, 2025. At December 31, 2020, the PPP Loan had an outstanding balance of $3.7 million.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Aspen Aerogels, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Aspen Aerogels, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification (ASC) Topic 842, Leases.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of net realizable value of certain inventories

As discussed in Note 2 to the consolidated financial statements, inventories are stated at the lower of cost or net realizable value. As of December 31, 2020, the Company held inventories of $13.1 million. The excess, obsolete or damaged goods provision recorded for inventories is equal to the difference between the cost of inventory and the estimated net realizable value, which is based upon an analysis of existing inventory quantities compared to estimated future consumption. Future consumption is estimated based upon past consumption, recent sales, or other demand factors indicative of future consumption.

We identified the evaluation of the estimated net realizable value of certain inventories as a critical audit matter. A high degree of auditor judgment was required to evaluate whether past consumption and recent sales are indicative of future consumption which is required to accomplish the accounting objective of recording inventory at the lower of its cost or net realizable value.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included a control over the Company’s process used to estimate future consumption. We assessed the Company’s assumptions about how past consumption and recent sales indicate future consumption, and the impact of relevant changes to the overall business environment, including key customers and product lines. We compared the actual quantities of inventory on hand to actual consumption and sales transactions during the current year and subsequent to year-end. We recalculated the Company’s estimate of the cumulative inventory write downs based on the actual quantity of product on hand compared to the estimate of future consumption.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Hartford, Connecticut
March 12, 2021

ASPEN AEROGELS, INC.

Consolidated Balance Sheets

	December 31,
	2020	2019
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$16,496	$3,633
Accounts receivable, net of allowances of $442 and $144	15,698	32,254
Inventories	13,099	8,768
Prepaid expenses and other current assets	1,830	1,114
Total current assets	47,123	45,769
Property, plant and equipment, net	46,739	53,617
Operating lease right-of-use assets	3,478	4,032
Other long-term assets	84	84
Total assets	$97,424	$103,502
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,351	$12,596
Accrued expenses	3,884	8,057
Current portion of long-term debt	1,609	—
Revolving line of credit	—	3,123
Deferred revenue	2,037	5,620
Operating lease liabilities	1,046	1,038
Total current liabilities	13,927	30,434
Prepayment liability	9,555	9,786
Long-term debt	2,059	—
Operating lease liabilities long-term	3,597	4,292
Other long-term liabilities	434	—
Total liabilities	29,572	44,512
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized, no shares issued or outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.00001 par value; 125,000,000 shares authorized, 27,821,685 and 24,302,504 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	575,811	545,140
Accumulated deficit	(507,959)	(486,150)
Total stockholders' equity	67,852	58,990
Total liabilities and stockholders' equity	$97,424	$103,502

See accompanying notes to consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except share and per share data)
Revenue:
Product	$99,834	$136,934	$102,123
Research services	439	2,441	2,238
Total revenue	100,273	139,375	104,361
Cost of revenue:
Product	85,545	111,759	90,660
Research services	134	1,332	1,032
Gross profit	14,594	26,284	12,669
Operating expenses:
Research and development	8,729	8,407	6,319
Sales and marketing	11,753	15,557	13,794
General and administrative	15,681	16,479	19,116
Impairment of construction in progress	—	—	7,356
Total operating expenses	36,163	40,443	46,585
Loss from operations	(21,569)	(14,159)	(33,916)
Interest expense, net	(240)	(406)	(524)
Total interest expense, net	(240)	(406)	(524)
Net loss	$(21,809)	$(14,565)	$(34,440)
Net loss per share:
Basic and diluted	$(0.83)	$(0.60)	$(1.45)
Weighted-average common shares outstanding:
Basic and diluted	26,377,652	24,099,438	23,738,852

See accompanying notes to consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

	Preferred Stock $0.00001 Par Value		Common Stock $0.00001 Par Value		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Value	Shares	Value
Balance at December 31, 2017	—	$—	23,643,189	$—	$538,088	$(437,145)	$100,943
Net loss	—	—	—	—	—	(34,440)	(34,440)
Stock compensation expense	—	—	—	—	4,302	—	4,302
Issuance of restricted stock	—	—	58,062	—	—	—	—
Vesting of restricted stock units	—	—	272,266	—	(551)	—	(551)
Balance at December 31, 2018	—	$—	23,973,517	$—	$541,839	$(471,585)	$70,254
Net loss	—	—	—	—	—	(14,565)	(14,565)
Stock compensation expense	—	—	—	—	3,771	—	3,771
Issuance of restricted stock	—	—	50,328	—	—	—	—
Vesting of restricted stock units	—	—	278,659	—	(470)	—	(470)
Balance at December 31, 2019	—	$—	24,302,504	$—	$545,140	$(486,150)	$58,990
Net loss	—	—	—	—	—	(21,809)	(21,809)
Stock compensation expense	—	—	—	—	5,004	—	5,004
Issuance of restricted stock	—	—	45,066	—	—	—	—
Vesting of restricted stock units	—	—	344,158	—	(1,219)	—	(1,219)
Proceeds from employee stock option exercises	—	—	460,600	—	2,661	—	2,661
Proceeds from underwritten public offering, net of underwriting discounts and commissions of $1,093 and issuance costs of $285	—	—	1,955,000	—	14,751	—	14,751
Proceeds from at-the-market offering, net of commissions and fees of $299 and issuance costs of $199	—	—	714,357	—	9,474	—	9,474
Balance at December 31, 2020	—	$—	27,821,685	$—	$575,811	$(507,959)	$67,852

See accompanying notes to consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Cash flows from operating activities:
Net loss	$(21,809)	$(14,565)	$(34,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,198	10,213	10,787
Impairment of construction in process	—	—	7,356
Amortization of debt issuance costs	9	—	—
Provision for bad debt	325	—	2,922
Stock compensation expense	5,004	3,771	4,302
Reduction in the carrying amount of operating lease right-of-use assets	971	947	—
Lease incentives	—	—	(121)
Changes in operating assets and liabilities:
Accounts receivable	16,231	(6,689)	(1,723)
Inventories	(4,331)	(1,450)	1,597
Prepaid expenses and other assets	(716)	(84)	261
Accounts payable	(7,149)	141	1,557
Accrued expenses	(4,173)	4,344	(2,056)
Deferred revenue	(3,814)	3,392	810
Operating lease liabilities	(1,104)	(1,018)	—
Other liabilities	434	(56)	94
Net cash used in operating activities	(9,924)	(1,054)	(8,654)
Cash flows from investing activities:
Capital expenditures	(3,416)	(2,112)	(3,593)
Net cash used in investing activities	(3,416)	(2,112)	(3,593)
Cash flows from financing activities:
Proceeds from underwritten public offering, net of underwriting discounts and commissions of $1,093	15,036	—	—
Issuance costs from underwritten public offering	(285)	—	—
Proceeds from issuance of long-term debt	3,686	—	—
Issuance costs from long-term debt	(27)	—	—
Prepayment proceeds under customer supply agreement	—	5,000	5,000
Proceeds from employee stock option exercises	2,661	—	—
Payments made for employee restricted stock tax withholdings	(1,219)	(470)	(551)
Proceeds from at-the-market offering net of commissions and fees of $299	9,673	—	—
Issuance costs from at-the-market offering	(199)	—	—
Proceeds from (repayments of) borrowings under line of credit, net	(3,123)	(1,058)	431
Net cash provided by financing activities	26,203	3,472	4,880
Net increase (decrease) in cash	12,863	306	(7,367)
Cash and cash equivalents at beginning of period	3,633	3,327	10,694
Cash and cash equivalents at end of period	$16,496	$3,633	$3,327
Supplemental disclosures of cash flow information:
Interest paid	$216	$440	$338
Income taxes paid	$—	$—	$—
Supplemental disclosures of non-cash activities:
Initial recognition of operating lease liabilities related to right-of-use assets	$—	$5,995	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$417	$353	$—
Changes in accrued capital expenditures	$(96)	$63	$182
Capitalized interest	$—	$—	$44

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

Liquidity

During the year ended December 31, 2020, the Company incurred a net loss of $21.8 million and used $9.9 million of cash in operations. On February 18, 2020, the Company received net proceeds of $14.8 million upon the completion of an underwritten public offering of the Company’s common stock. On May 4, 2020, Aspen Aerogels Rhode Island, LLC received loan proceeds of $3.7 million upon the execution of a promissory note pursuant to the Paycheck Protection Program (PPP) established by the Coronavirus Aid, Relief and Economic Security Act (CARES Act) and administered by the U.S. Small Business Administration (SBA) (see note 8). During November and December 2020, the Company received net proceeds of $9.5 million through an at-the-market offering of the Company’s stock. The Company had cash and cash equivalents of $16.5 million, total debt of $3.7 million and no outstanding borrowings under its revolving line of credit as of December 31, 2020 (see note 7). After giving effect to the $1.4 million of outstanding letters of credit, the amount available to the Company at December 31, 2020 under the revolving line of credit was $5.4 million. The existing revolving line of credit matures on April 28, 2022.

The Company is increasing investment in the research and development of next-generation aerogel products and manufacturing process technologies. The Company is continuing to develop aerogel products and technologies for the electric vehicle market. The commercial potential for the Company’s technology in the electric vehicle market is significant and could require the Company to hire additional personnel, incur additional operating expenses, and incur capital expenditures to expand aerogel manufacturing capacity, build an automated fabrication operation, and construct a battery materials facility, among other items.

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

Concentration of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of accounts receivable. The Company’s customers are primarily insulation distributors, insulation contractors, insulation fabricators and select end-users located throughout the world. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral to secure accounts receivable. The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of accounts receivable. The Company reviews the allowance for doubtful accounts quarterly. During the year ended December 31, 2020, the Company recorded a charge for estimated customer uncollectible accounts receivable of $0.3 million. During the year ended December 31, 2019, the Company did not record any charges for uncollectible accounts receivable. During the year ended December 31, 2018, the Company recorded a charge for uncollectible accounts receivable of $2.9 million related to four customers of which one customer accounted for $2.8 million. During the year ended December 31, 2019, the Company received collections of $0.3 million from this customer. The Company subsequently determined that collection of the remaining unpaid accounts receivable from this customer of $2.6 million was unlikely due to the customer’s filing of judicial reorganization under Brazilian laws. Therefore, the Company recorded a write-off of the accounts receivable and the corresponding allowance for doubtful accounts. During 2020, the Company established an estimated reserve for uncollectible accounts receivable for $0.3 million. Allowance for doubtful accounts was $0.3 million and zero at December 31, 2020 and 2019, respectively. The Company does not have any off-balance-sheet credit exposure related to its customers.

For the year ended December 31, 2020, two customers represented 21% and 15% of total revenue, respectively. For the year ended December 31, 2019, two customers represented 20% and 13% of total revenue, respectively. For the year ended December 31, 2018, one customer represented 20% of total revenue

At December 31, 2020, the Company had one customer which accounted for 26% of accounts receivable. At December 31, 2019, the Company had two customers that accounted for 19% and 16% of accounts receivable, respectively.

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

Property, Plant and Equipment, Net

Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for major betterments are capitalized as additions to property, plant and equipment.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recognition and measurement of a potential impairment is performed on assets grouped with other assets and liabilities at the lowest level where identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to future undiscounted net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

During 2016, the Company completed the design and engineering for a second manufacturing facility to be located in Statesboro, Georgia. At that time, the Company elected to delay construction of the facility due to its assessment of future demand. In December 2018, the Company determined that due to its cumulative manufacturing process advancements since 2016 and expected additional improvements in the near future, it would not use the existing design and engineering to construct a second facility in any location. Accordingly, the Company determined that the design and engineering costs were not recoverable and recorded an impairment charge of $7.4 million on construction in progress assets during 2018.

Leases

On January 1, 2019, the Company adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). See note 10 for further details.

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

The Company did not record any warranty expense during the years ended December 31, 2020, 2019 and 2018.

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

Segments

Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision maker in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Company’s chief operating decision maker reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire Company. The Company presently views its operations and manages its business as one operating segment.

Information about the Company’s total revenues, based on shipment destination or services location, is presented in the following table:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Revenue:
U.S.	$44,842	$58,328	$41,733
International	55,431	81,047	62,628
Total revenue	$100,273	$139,375	$104,361

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

Standards Implemented Since December 31, 2019

The Company has not implemented any accounting standards that had a material impact on its consolidated financial statements during the year ended December 31, 2020.

Standards to be Implemented After December 31, 2020

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. The Company did not have any contracts outstanding at both December 31, 2019 and December 31, 2018 and did not enter into any contracts during each of the years ended December 31, 2020 and 2019 that contained a significant financing component.

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

The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using historical rates of return, current quarter credit sales, and specific items of exposure on a contract-by-contract basis. Sales return reserves were approximately $0.1 million at both Decembers 31, 2020 and December 31, 2019.

Subsea Projects

The Company manufactures and sells subsea products that are designed for pipe-in-pipe applications in offshore oil production and are typically customized to meet customer specifications. Subsea products typically have no alternative use and contain an enforceable right to payment. Customer invoicing terms for subsea products are typically based on certain milestones within the production and delivery schedule. Under the provisions of ASC 606, the Company recognizes revenue at a point in time when transfer of control of the products is passed to the customer, or over time utilizing the input method. The timing of revenue recognition is assessed on a contract-by-contract basis. During the years ended December 31, 2020, 2019, and 2018 the Company recognized revenue of $9.7 million, $17.0 million, and $8.1 million respectively, in connection with subsea projects.

Research Services

The Company performs research services under contracts with various government agencies and other institutions. These contracts generally have one type of performance obligation associated with the provision of research services including certain licenses to any resulting intellectual property. The Company records revenue using the percentage-of-completion method in two ways: (1) for firm-fixed-price contracts, the Company accrues that portion of the total contract price that is allocable on the basis of the Company’s estimates of costs incurred to date to total contract costs; and (2) for cost-plus-fixed-fee contracts, the Company records revenue that is equal to total payroll cost incurred times a stated factor plus reimbursable expenses, to a stated upper limit. The primary cost under the Company’s research service contracts is the labor expended in completing the research. Typically, the only deliverable, other than the labor hours expended, is reporting research results to the customer or delivery of research grade aerogel products. Because the input measure of labor hours expended is also reflective of the output measure, it is a reliable means to measure the extent of progress toward completion. Revisions in cost estimates and fees during the course of the contract are reflected in the accounting period in which the facts that require the revisions become known. Contract costs and rates used to allocate overhead to contracts are subject to audit by the respective contracting government agency. Adjustments to revenue as a result of audit are recorded within the period they become known. To date, adjustments to revenue as a result of contracting agency audits have been insignificant.

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical region and source of revenue:
	December 31, 2020
	U.S.	International	Total
	(In thousands)
Geographical region
Asia	$—	$38,403	$38,403
Canada	—	986	986
Europe	—	13,881	13,881
Latin America	—	2,161	2,161
U.S.	44,842	—	44,842
Total revenue	$44,842	$55,431	$100,273

Source of revenue
Product revenue	$42,416	$47,678	$90,094
Subsea projects	1,987	7,753	9,740
Research services	439	—	439
Total revenue	$44,842	$55,431	$100,273

	December 31, 2019
	U.S.	International	Total
	(In thousands)
Geographical region
Asia	$—	$44,485	$44,485
Canada	—	9,064	9,064
Europe	—	24,081	24,081
Latin America	—	3,417	3,417
U.S.	58,328	—	58,328
Total revenue	$58,328	$81,047	$139,375

Source of revenue
Product revenue	$52,050	$67,856	$119,906
Subsea projects	3,837	13,191	17,028
Research services	2,441	—	2,441
Total revenue	$58,328	$81,047	$139,375

	December 31, 2018
	U.S.	International	Total
	(In thousands)
Geographical region
Asia	$—	$34,597	$34,597
Canada	—	4,749	4,749
Europe	—	19,905	19,905
Latin America	—	3,377	3,377
U.S.	41,733	—	41,733
Total revenue	$41,733	$62,628	$104,361

Source of revenue
Product revenue	$39,490	$54,487	$93,977
Subsea projects	5	8,141	8,146
Research services	2,238	—	2,238
Total revenue	$41,733	$62,628	$104,361

Contract Balances

The following table presents changes in the Company’s contract assets and contract liabilities during the year ended December 31, 2020:

	Balance at December 31, 2019	Additions	Deductions	Balance at December 31, 2020
	(In thousands)
Contract assets
Subsea projects	$2,811	$9,424	$(10,865)	$1,370
Research services	172	207	(312)	67
Total contract assets	$2,983	$9,631	$(11,177)	$1,437
Contract liabilities
Deferred revenue
Product revenue	$4,991	$1,162	$(4,294)	$1,859
Subsea projects	491	4,835	(5,148)	178
Research services	138	94	(232)	—
Prepayment liability	9,786	—	(231)	9,555
Total contract liabilities	$15,406	$6,091	$(9,905)	$11,592

During the year ended December 31, 2020, the Company recognized $4.6 million of revenue that was included in deferred revenue at December 31, 2019.

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

(4) Inventories

Inventories consist of the following:

	December 31,
	2020	2019
	(In thousands)
Raw material	$4,068	$4,334
Finished goods	9,031	4,434
Total	$13,099	$8,768

(5) Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	December 31,
	2020	2019	Useful life
	(In thousands)
Construction in progress	$1,906	$1,309	—
Buildings	24,016	24,016	30 years
Machinery and equipment	124,807	122,485	3 — 10 years
Computer equipment and software	8,850	8,556	3 years
Total	159,579	156,366
Accumulated depreciation and amortization	(112,840)	(102,749)
Property, plant and equipment, net	$46,739	$53,617

Depreciation expense was $10.2 million, $10.2 million and $10.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Construction in progress totaled $1.9 million and $1.3 million at December 31, 2020 and 2019, respectively, associated with the Company’s East Providence, Rhode Island facility.

(6) Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2020	2019
	(In thousands)
Employee compensation	$2,587	$6,472
Other accrued expenses	1,297	1,585
Total	$3,884	$8,057

(7) Revolving Line of Credit

The Company is party to an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (Loan Agreement). On March 3, 2020, the Loan Agreement was amended to extend the maturity date of the revolving credit facility to April 28, 2021.The Company further amended the Loan Agreement to revise the minimum Adjusted EBITDA financial convent on September 25, 2020 and to secure a preemptive waiver of the Adjusted EBITDA financial convent on December 24, 2020, among other things. On March 12, 2021, the Loan Agreement was amended and restated to extend the maturity date of the revolving credit facility to April 28, 2022 and to establish certain minimum Adjusted EBITDA levels and minimum Adjusted Quick Ratio covenants, as defined.

Under the revolving credit facility, the Company is permitted to borrow a maximum of $20.0 million, subject to continued covenant compliance and borrowing base requirements. The interest rate applicable to borrowings under the revolving credit facility is based on prime rate, subject to a minimum rate of 4.00% per annum. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 2.00% per annum. In addition, the Company is required to pay a monthly unused revolving line facility fee of 0.50% per annum of the average unused portion of the revolving credit facility.

Under the Loan Agreement, the Company is required to comply with both non-financial and financial covenants, including a minimum Adjusted EBITDA covenant, as defined. At December 31, 2020, the Company was in compliance with all such covenants. Obligations under the Loan Agreement are secured by a security interest in all assets of the Company, including those at the East Providence facility, except for certain exclusions. The Company intends to extend or replace the facility prior to its maturity.

During the year ended December 31, 2020, the Company borrowed $19.4 million and repaid $22.6 million under the line of credit. At December 31, 2020 the Company had no amounts drawn from the revolving credit facility. At December 31, 2019 the Company had $3.1 million drawn from the revolving credit facility.

The Company has provided letters of credit to secure obligations under certain commercial contracts and other obligations. The Company had outstanding letters of credit backed by the revolving credit facility of $1.4 million and $0.9 million at December 31, 2020 and 2019, respectively, which reduce the funds otherwise available to the Company under the facility.

At December 31, 2020, the amount available to the Company under the revolving credit facility was $5.4 million after giving effect to the $1.4 million of outstanding letters of credit.

(8) Debt

On May 1, 2020, Aspen Aerogels Rhode Island, LLC (Borrower) executed a promissory note (Note) in favor of Northeast Bank to receive an unsecured loan in the principal amount of $3.7 million (the PPP Loan) pursuant to the Paycheck Protection Program (PPP) established by the CARES Act, as amended by the Paycheck Protection Program Flexibility Act (Flexibility Act), and administered by the SBA. The Borrower conferred with representatives of the SBA prior to finalizing the PPP Loan. The PPP Loan was subsequently sold by Northeast Bank to The Loan Source, Inc. (PPP Investor), a secondary market investor.

The PPP Loan carries an interest rate of 1% per year and matures two years from the date of the Note. The PPP Loan indebtedness may be forgiven in whole or in part upon application by the Borrower to the PPP Investor. The PPP Investor will determine to what extent the PPP Loan is eligible for forgiveness, subject to SBA guidelines and other regulations, based on the use of loan proceeds for payroll costs, payment of interest on covered mortgage obligations, rent and utility costs over either an eight-week or 24-week period, at the Borrower’s option, following the Borrower’s receipt of the loan proceeds. Upon the Borrower’s application for forgiveness, the SBA will review the Borrower’s eligibility, use of proceeds and other certifications in connection with the application for the PPP Loan. Upon such review, the SBA may approve or deny the Borrower’s loan forgiveness application, in whole or in part. As of December 31, 2020, the Borrower had not applied for forgiveness.

If the Borrower has not applied for forgiveness within ten months from the end of the 24-week period following receipt of the loan proceeds, the Borrower will be required make payments of principal and accrued interest in equal monthly installments over the remaining term of the loan. In addition, the Flexibility Act permits the Borrower and the PPP Investor to mutually agree to extend the term of the PPP Loan to five years from the date of the Note. The Borrower may repay the PPP Loan at any time without penalty.

While the Borrower is not required to apply for forgiveness of the PPP Loan, upon application for forgiveness, the Borrower may not receive forgiveness of the PPP Loan in whole or in part. In addition, the amount of potential loan forgiveness may be reduced if the Borrower failed to maintain employee and salary levels during the applicable eight-week or 24-week period following receipt of the loan proceeds. If the Borrower applies for forgiveness, and the PPP Loan is not forgiven in whole or in part, the Borrower will be required to make payments of principal and accrued interest in equal monthly installments over the remaining term of the loan for the post-forgiveness balance outstanding.

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

Long-term debt consists of the following:

	December 31,	December 31,
	2020	2019
	(In thousands)
Long-term debt, principal	$3,686	$—
Current portion of long-term debt	(1,609)	—
Debt issuance costs, net of accumulated amortization	(18)	—
Long-term debt	$2,059	$—

The schedule of required principal payments remaining on long-term debt outstanding as of December 31, 2020 is as follows:

Year	Principal Payments
(In thousands)
2021	1,609
2022	2,077
Total principal payments	$3,686

(9) Interest Expense, net

For the years ended December 31, 2020, 2019, and 2018, interest expense, net was $0.2 million, $0.4 million, and $0.5 million, respectively, and consisted primarily of fees and interest expense related to the Company’s revolving credit facility with Silicon Valley Bank.

(10) Leases

The Company leases office and warehouse space in Northborough, Massachusetts and East Providence, Rhode Island under operating leases. Under these agreements, the Company is obligated to pay annual rent, real estate taxes, and certain other operating expenses. The Company also leases equipment under operating leases. The Company’s operating leases expire at various dates through 2026.

On January 1, 2019, the Company adopted ASU 2016-02 which modified the accounting for leases and required that all leases be recorded on the consolidated balance sheets as assets and liabilities. The Company adopted this standard using the modified retrospective transition approach with the effective date as the date of initial application. The Company also elected the package of practical expedients under the new standard, which permitted the Company to not reassess prior conclusions about lease identification, lease classification, and initial direct costs. In addition, the Company elected the short-term lease recognition exemption under which the Company will not recognize ROU assets or lease liabilities for all leases that qualify. The Company also elected the practical expedient to not separate non-lease components from the associated lease components for all of its equipment leases.

The Company determines if an arrangement is a lease at inception. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s payment obligations under the lease. Operating lease ROU assets and liabilities are recognized based on the present value of lease payments over the lease term. To measure its lease liabilities, the Company uses its incremental borrowing rate or the rate implicit in the lease, if available. The Company calculates its incremental borrowing rate using a synthetic credit rating analysis based on Moody’s Building Materials Industry Rating Methodology. ROU assets also include any direct costs and prepaid lease payments but exclude any lease incentives received. The Company’s lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

Upon adoption of ASU 2016-02 on January 1, 2019, the Company recognized operating lease liabilities of approximately $6.0 million with corresponding ROU assets of approximately $4.6 million. Additionally, the Company derecognized deferred rent liabilities of $1.4 million. Maturities of operating lease liabilities at December 31, 2020 are as follows:

Year	Operating Leases
(In thousands)
2021	1,359
2022	1,249
2023	1,193
2024	684
2025	517
Thereafter	532
Total lease payments	5,534
Less imputed interest	(891)
Total lease liabilities	$4,643

The Company incurred operating lease costs of $1.4 million and $1.5 million during the years ended December 31, 2020 and 2019, respectively. Cash payments related to operating lease liabilities were $1.5 million and $1.4 million during the years ended December 31, 2020 and 2019, respectively. At December 31, 2020, the weighted average remaining lease term for operating leases was 4.6 years. At December 31, 2020, the weighted average discount rate for operating leases was 7.8%.

As of December 31, 2020, the Company has additional operating equipment leases that will commence during 2021 with total lease payments of $0.2 million and a weighted average lease term of 4.0 years.

(11) Commitments and Contingencies

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

In addition, BASF, in its sole discretion, may make prepayments to the Company in the aggregate amount of up to $22.0 million during the term of the Supply Agreement. These prepayment obligations are secured by a security interest in real estate, plant and equipment at the Company’s Rhode Island facility and a license to certain intellectual property. BASF made a prepayment in the amount of $5.0 million to the Company in 2018 (the 2018 Prepayment). As of January 1, 2019, 25.3% of any amounts that the Company invoices for Spaceloft A2 sold to BASF are credited against the outstanding balance of the 2018 prepayment. If any of the 2018 Prepayment remains uncredited as of December 31, 2021, BASF may require that the Company repay the uncredited amount to BASF beginning in 2022.

Pursuant to the first addendum to the Supply Agreement, on January 30, 2019, BASF made an additional prepayment in the amount of $5.0 million to the Company (the 2019 Prepayment). As of January 1, 2020, 50.0% % of any amounts that the Company invoices for the newly developed product sold to BASF are credited against the outstanding balance of the 2019 Prepayment. After December 31, 2022, BASF may require that the Company credit an additional 24.7% of any amounts invoiced by the Company for Spaceloft A2 product sold to BASF against the outstanding balance of the 2019 Prepayment, if any, or may require that the Company repay the uncredited amount of the 2019 Prepayment to BASF in full.

As of December 31, 2020, the Company had received $10.0 million in prepayments from BASF and applied approximately $0.2 million of credits against amounts invoiced. The prepayments are recorded on the balance sheet as a prepayment liability, net of the current portion of $0.3 million and $0.2 million at December 31, 2020 and 2019, respectively, which is included within deferred revenue. The amounts and terms of additional prepayment installments, if any, are subject to negotiation between the Company and BASF.

Letters of Credit

The Company has provided certain customers with letters of credit securing obligations under commercial contracts. The Company had letters of credit outstanding of $1.4 million and $0.9 million at December 31, 2020 and 2019, respectively. These letters of credit are secured by the Company’s revolving credit facility (see note 7).

Operating Leases

During 2016, the Company entered into an agreement to extend its lease of approximately 51,650 square feet of office space in Northborough, Massachusetts. The lease commenced on January 1, 2017 and will expire on December 31, 2026. The annual base rent associated with the lease was $408,000 during 2017 and is increasing by approximately 3% annually for the term of the lease. The lease also requires the payment by the Company of its pro rata share of real estate taxes and certain other expenses. Prior to the expiration of the lease, the Company will have the right to extend the lease for an additional term of three years.

Under the terms of the lease extension, the landlord provided the Company with an allowance of $1.2 million to be utilized for improvements to the leased premises. These amounts were considered a lease incentive and were excluded from the Company’s ROU assets upon its adoption of ASU 2016-02 on January 1, 2019 (see note 10). At December 31, 2020 and 2019, the Company had capitalized $1.2 million in associated leasehold improvement costs.

The Company also leases facilities and equipment under operating leases expiring at various dates through 2026. Under these agreements, the Company is obligated to pay annual rent, real estate taxes, and certain operating expenses. See note 10 for further information on future minimum lease payments under operating leases at December 31, 2020.

The Company incurred rent expense under all operating leases of approximately $1.4 million, $1.5 million and $1.5 million in the years ended December 31, 2020, 2019 and 2018, respectively.

Federal, State and Local Environmental Regulations

The Company is subject to federal, state and local laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation. Penalties may be imposed for noncompliance.

During the year ended 2020, the Company was in technical discussions with the U.S. Environmental Protection Agency (EPA) in connection with the EPA’s notice of potential violation and opportunity to confer that the Company received regarding the applicability of certain Resource Conservation and Recovery Act (RCRA) provisions to certain aspects of its manufacturing unit operations. The EPA notice was in connection with the EPA’s RCRA Compliance Evaluation Inspection of the Company’s East Providence, Rhode Island manufacturing facility in May 2019. Subsequent to these initial discussions, the Company received notice from the EPA that there were no violations with respect to its manufacturing unit operations.

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

(12) Stockholders’ Equity

At December 31, 2020 and 2019, the Company was authorized to issue 130,000,000 shares of stock, of which 125,000,000 shares were designated as common stock and 5,000,000 shares were designated as preferred stock.

(13) Employee Benefit Plan

The Company sponsors the Aspen Aerogels, Inc. 401(k) Plan. Under the terms of the plan, the Company’s employees may contribute a percentage of their pretax earnings. During each of the years ended December 31, 2020, 2019 and 2018, the Company provided matching contributions of $0.2 million.

(14) Employee Stock Ownership Plans

Effective June 12, 2014, the Company adopted the 2014 Employee, Director and Consultant Equity Incentive Plan (the 2014 Equity Plan). Under the 2014 Equity Plan, the Company may grant incentive stock options (ISOs), non-qualified stock options (NSOs), restricted stock, restricted stock units (RSUs) and other stock-based awards. Stock options under the plan are to be granted with an exercise price not less than the fair market value of the Company’s common stock at the date of grant. Equity awards granted to employees generally vest over a service period of three to four years. Restricted stock and stock options granted to nonemployee directors generally vest over a one-year service period.

During 2020, the Company granted 165,430 RSUs with a grant date fair value of $1.3 million and NSOs to purchase 659,655 shares of common stock with a grant date fair value of $2.8 million to employees under the 2014 Equity Plan. The RSUs and NSOs granted to employees will vest over a three-year period.

During the year ended December 31, 2020, the Company also granted 45,066 shares of restricted common stock with a grant date fair value of $0.3 million and NSOs to purchase 58,902 shares of common stock with a grant date fair value of $0.2 million to its non-employee directors under the 2014 Equity Plan. The restricted common stock and NSOs granted to non-employee directors will vest upon the earlier of the date that is the one-year anniversary of the grant or the day prior to the Company’s annual meeting of stockholders to be held in 2021.

On December 11, 2015, the Company issued certain equity grants to its chief executive officer which included 78,125 shares of restricted stock, NSOs to purchase 84,745 shares of common stock vesting solely over three years and NSOs to purchase 370,181 shares of common stock vesting subject to certain common stock price target achievements, as defined, over a three to five-year period (the CEO Options). Collectively, these equity grants had an aggregate fair value of $2.0 million at the time of grant. The restricted stock award will vest based on achievement of a Company financial performance target for fiscal year 2020.

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

On December 10, 2020, the Company modified the vesting conditions of NSOs to purchase 116,279 of common stock held by its chief executive officer to extend the time period to achieve the common stock price target. The Company accounted for the extension of the time period for the achievement of the common stock price target vesting condition of the NSOs as a modification and recognized $1.1 million of incremental stock compensation expense during the year ended December 31, 2020.

Stock-based compensation is included in cost of sales or operating expenses, as applicable, and consists of the following:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Cost of product revenue	$598	$573	$577
Research and development expenses	652	506	461
Sales and marketing expenses	704	629	815
General and administrative expenses	3,050	2,063	2,449
Total stock-based compensation	$5,004	$3,771	$4,302

At December 31, 2020, 4,298,422 shares of common stock were reserved for issuance upon the exercise or vesting of outstanding stock-based awards granted under the 2014 Equity Plan. In addition, at December 31, 2020, 81,593 shares of common stock were reserved for issuance upon the exercise of outstanding options granted under the Company’s 2001 Equity Incentive Plan, as amended (the 2001 Equity Plan). Any cancellations or forfeitures of the options outstanding under the 2001 Equity Plan will result in the shares reserved for issuance upon exercise or such options becoming available for grant under the 2014 Equity Plan. At December 31, 2020, the Company has either reserved in connection with statutory tax withholdings or issued a total of 2,789,478 shares under the 2014 Equity Plan. At December 31, 2020, there were 805,487 shares available for future grant under the 2014 Equity Plan.

Stock Options Valuation and Amortization Method

The fair value of each stock option is estimated as of the date of grant using the Black-Scholes option-pricing model. Key inputs into this formula included expected term, expected volatility, expected dividend yield and the risk-free rate. Each assumption is set forth and discussed below.

The Company used a Monte Carlo Simulation model to estimate the original grant date fair value of the CEO Options as well as the 2017 and 2018 modifications. The simulation model was based on the Black-Scholes option-pricing model and a number of complex assumptions including (i) whether the vesting condition is satisfied within the time-vesting periods, and (ii) the date the common stock price target is met per the terms of the agreement.

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

Expected Volatility

Due to the Company’s limited historical data, the Company has used an estimated volatility based on the historical volatility of comparable companies with publicly available share prices. In 2020, 2019 and 2018, the expected volatility is primarily based on the weighted average volatility of up to 17 companies with business, financial and market attributes that the Company believes are similar to its own. The Company expects to have sufficient historical share price data for future awards.

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

Estimated Forfeitures

The Company records the impact of forfeitures of service-based awards under the provisions of ASU 2016-09 at the time an award is forfeited.

Assumptions Utilized

The following information relates to the fair value of the option awards estimated by use of the Black-Scholes option-pricing model:

	Year Ended December 31,
	2020	2019	2018
Weighted average assumptions:
Expected term (in years)	5.96	5.81	5.93
Expected volatility	52.27%	49.90%	47.68%
Risk free rate	1.08%	2.44%	2.76%
Expected dividend yield	0.00%	0.00%	0.00%
Weighted average fair value:
Grant-date fair value of options granted	$4.15	$1.90	$2.29
Grant-date fair value of options vested	$2.44	$2.24	$3.29
Aggregate intrinsic value of options exercised	$1,987,654	$—	$—

During 2020, the Company estimated the fair value of the modified NSOs to purchase 116,279 of common stock held by its chief executive officer by use of the Black-Scholes option-pricing model assuming an expected term of 2.5 years, an expected volatility of 67.23%, a risk-free rate of 0.17% and an expected dividend yield of zero.

Outstanding Options

The following table summarizes information about stock options outstanding:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	($ in thousands, except share and per share data)
Options outstanding at December 31, 2019	3,547,434	$5.36	$8.13	6.74	$7,908,311
Granted	718,557	$4.15	$8.38
Forfeited	(100,931)	$9.40	$13.32
Expired	(16)	$5,033.64	$10,260.63
Exercised	(460,600)	$2.85	$5.78		$1,987,654
Options outstanding at December 31, 2020	3,704,444	$5.33	$8.28	6.48	$36,830,172
Exercisable at December 31, 2020	2,473,684	$6.39	$9.01	5.41	$24,226,000
Expected to vest at December 31, 2020	1,230,760	$3.19	$6.45	2.00	$12,604,172

As of December 31, 2020, total unrecognized compensation cost related to non-vested service-based options granted under the 2014 Equity Plan was $2.6 million. The unrecognized compensation cost for the service-based options is expected to be recognized over a weighted average period of 2.00 years.

Restricted Stock Awards and Restricted Stock Units

The Company values restricted stock awards and RSUs based on the closing price of our shares on the date of grant. RSUs have time-based vesting conditions and typically vest over three or four years. Restricted stock awards issued to nonemployee directors generally vest in full one year from the date of grant.

Information related to grants of RSUs during 2020 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2019	1,083,000	$4.01
Granted	165,430	8.00
Vested	(497,844)	4.10
Forfeited	(75,014)	4.47
Balance at December 31, 2020	675,572	$4.88

Restricted stock awards granted during 2020 are considered issued and outstanding common stock and are excluded from the table above. As of December 31, 2020 there were 123,191 shares of restricted stock outstanding.

The total intrinsic value of restricted stock and RSUs that vested in 2020 and 2019 was $4.0 million and $1.5 million, respectively. As of December 31, 2020, 720,638 of the total shares of restricted stock and RSUs outstanding will vest upon the fulfillment of service conditions.

As of December 31, 2020, total unrecognized compensation cost related to restricted stock awards of $0.1 million, and RSUs of $1.8 million is expected to be recognized over a weighted average period of 0.46 years and 1.60 years respectively.

(15) CARES Act Payroll Tax Deferral

The Company elected to defer approximately $0.9 million of its employer payroll tax obligation for the period from March 27, 2020 to December 31, 2020 pursuant to the provisions of the CARES Act. The Company is required to remit 50 percent of the deferred tax balance as of December 31, 2020 on or before December 31, 2021 and the remaining 50 percent on or before December 31, 2022.

Other long-term liabilities consist of the following:

December 31,
2020
(In thousands)
Deferred employer payroll tax obligation	$870
Current portion of deferred payroll tax obligation	(436)
Other long-term liabilities	$434

(16) Net Loss Per Share

The computation of basic and diluted net loss per share consists of the following:

	Year ended December 31,
	2020	2019	2018
	(In thousands, except share and per share data)
Numerator:
Net loss	$(21,809)	$(14,565)	$(34,440)
Denominator:
Weighted average shares outstanding, basic and diluted	26,377,652	24,099,438	23,738,852

Net loss per share, basic and diluted	$(0.83)	$(0.60)	$(1.45)

On February 18, 2020, the Company completed an underwritten public offering of 1,955,000 shares of its common stock at an offering price of $8.25 per share. The Company also completed the sale of 714,357 shares at an average price of $13.96 per share through its at-the-market offering between November 11, 2020 and December 31, 2020.

Potentially dilutive common shares that were excluded from the computation of diluted net loss per share because they were anti-dilutive consist of the following:

	Year ended December 31,
	2020	2019	2018
Common stock options	3,704,444	3,547,434	2,994,452
Restricted common stock units	675,572	1,083,000	875,227
Restricted common stock awards	123,191	128,453	136,187
Total	4,503,207	4,758,887	4,005,866

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

For each of the years ended December 31, 2020, 2019 and 2018, there was no dilutive impact of the common stock options, RSUs, and restricted stock awards.

(17) Income Taxes

The Company incurred net operating losses and recorded a full valuation allowance against net deferred assets for all periods presented. Accordingly, the Company has not recorded a provision for federal or state income taxes.

The reconciliation between the U.S. statutory income tax rate and the Company’s effective rate consists of the following:

	Year Ended December 31,
	2020	2019	2018
U.S. federal income tax statutory rate	21%	21%	21%
Permanent differences	2%	(2)%	0%
State tax, net of federal benefit	4%	0%	2%
Changes in valuation allowance for deferred tax assets	(26)%	(18)%	(22)%
Stock-based compensation	(1)%	(1)%	—%
Expiring net operating losses	(1)%	—%	0%
Other	1%	0%	(1)%
Effective tax rate	—	—	—

The tax effects of temporary differences between financial statement and tax accounting that gave rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2020 and 2019 are presented below:

	December 31,
	2020	2019
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$58,120	$53,859
Stock-based compensation	5,345	5,261
Operating lease liabilities	1,179	1,356
Tax credit carryforwards	289	289
Reserves and accruals	687	423
Interest expense limitation	297	235
Total gross deferred tax assets	65,917	61,423
Deferred tax liabilities:
Depreciation	(2,948)	(3,883)
Operating lease right-of-use assets	(883)	(1,025)
Total deferred tax liabilities	(3,831)	(4,908)
Total deferred tax assets and liabilities	62,086	56,515
Valuation allowance	(62,086)	(56,515)
Net deferred tax asset	$—	$—

The CARES Act made several changes to the Internal Revenue Code. The changes include, but are not limited to, increasing the limitation on the amount of deductible interest expense, allowing companies to carryback certain net operating losses and increasing the amount of net operating loss carryforwards that corporations can use to offset taxable income. The tax law changes in the CARES Act did not have a material impact on the Company’s income tax provision.

The net change in the valuation allowance for the year ended December 31, 2020, was an increase of $5.6 million. The Company has recorded a full valuation allowance against its deferred tax assets due to the uncertainty associated with the utilization of the net operating loss carryforwards and other future deductible items. In assessing the realizability of deferred tax assets, the Company considers all available evidence, historical and prospective, with greater weight given to historical evidence, in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the Company’s deferred tax assets generally is dependent upon generation of future taxable income.

At December 31, 2020, the Company had $250.6 million of net operating losses available to offset future federal income, if any, of which $194.6 million expire on various dates through December 31, 2037. Net operating losses of $56.0 million generated during the three years ended December 31, 2020 have an unlimited carryforward.

At December 31, 2020, the Company has $90.1 million of apportioned net operating losses available to offset future state taxable income, if any, and which begin to expire at various dates between 2021 and 2040.

For each of the years ended December 31, 2020, 2019, and 2018, the Company did not have any material unrecognized tax benefits and thus no interest and penalties related to unrecognized tax benefits were recorded. In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next twelve months.

The Company files a federal income tax return in the United States and income tax returns in various state and foreign jurisdictions. All tax years are open for examination by the taxing authorities for both federal and state purposes.

(18) Subsequent Events

The Company has evaluated subsequent events through March 12, 2021, the date of issuance of the consolidated financial statements for the year ended December 31, 2020.

During the period from January 1, 2021 to March 9, 2021, the Company issued 277,489 shares of its common stock at an average price of $20.92 per share through its at-the-market offering and received net proceeds of $5.6 million after deducting commissions of $0.2 million.

On March 12, 2021, the Company’s revolving credit facility with Silicon Valley Bank was amended and restated to extend the maturity date of the revolving credit facility to April 28, 2022. Pursuant to the amendment, the Company is permitted to borrow a maximum of $20.0 million, subject to continued covenant compliance and borrowing base requirements. The interest rate applicable to borrowings under the revolving credit facility is based on the prime rate, subject to a minimum rate of 4.00% per annum. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 2.00% per annum. In addition, the Company is required to pay a monthly unused revolving line facility fee of 0.50% per annum of the average unused portion of the revolving credit facility. The credit facility has also been amended to establish certain minimum Adjusted EBITDA and minimum Adjusted Quick Ratio covenants, as defined.

QUARTERLY RESULTS OF OPERATIONS

	Three Months Ended
	March 31,	June 30,	Sept 30,	Dec 31,
	(in thousands, except per share data)
	(unaudited)
2020
Total revenue	$28,419	$24,641	$24,195	$23,018
Gross profit	5,980	2,851	1,900	3,863
Loss from operations	(3,086)	(5,648)	(6,704)	(6,131)
Net loss	(3,169)	(5,698)	(6,753)	(6,189)
Net loss per share basic and diluted common share - basic	$(0.13)	$(0.21)	$(0.25)	$(0.23)
2019
Total revenue	$27,912	$29,533	$35,425	$46,505
Gross profit	3,718	3,514	7,742	11,310
Loss from operations	(5,961)	(5,215)	(2,153)	(830)
Net loss	(6,002)	(5,318)	(2,289)	(956)
Net loss per share basic and diluted common share - basic	$(0.25)	$(0.22)	$(0.09)	$(0.04)

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Year	Charges to Costs and Expenses (a)	Recoveries of Costs and Expenses (b)	Deductions to Allowances for Uncollectible Accounts (c)	Charges to (Deductions from) Other Accounts (d)	Balance at End of Year
Year Ended December 31, 2020:
Allowances for uncollectible accounts and sales returns and allowances	$144	325	—	—	(27)	$442
Year Ended December 31, 2019:
Allowances for uncollectible accounts and sales returns and allowances	$2,877	—	(228)	(2,552)	47	$144
Year Ended December 31, 2018:
Allowances for uncollectible accounts and sales returns and allowances	$93	2,961	(39)	(142)	4	$2,877

(a)	Represents allowances for uncollectible accounts established through general and administrative expenses.

(b)	Represents recoveries of allowances for uncollectible accounts established through general and administrative expenses.

(c)	Represents actual write-offs of uncollectible accounts.

(d)	Represents net change in allowances for sales returns, recorded as contra-revenue.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

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

As of December 31, 2020, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded, that, as of December 31, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In addition, our principal executive officer and principal financial officer have concluded that the impact of the COVID-19 pandemic did not impact our ability to maintain our internal controls over financial reporting and disclosure controls and procedures.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment, management believes that, as of December 31, 2020, the Company’s internal control over financial reporting is effective based on those criteria.

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

Amendment to SVB Credit Facility

On March 12, 2021, our revolving credit facility with Silicon Valley Bank was amended and restated to extend the maturity date of the revolving credit facility to April 28, 2022. Under our revolving credit facility, we are permitted to borrow a maximum of $20.0 million, subject to continued covenant compliance and borrowing base requirements. The interest rate applicable to borrowings under the revolving credit facility is based on the prime rate, subject to a minimum rate of 4.00% per annum. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 2.00% per annum. In addition, we are required to pay a monthly unused revolving line facility fee of 0.50% per annum of the average unused portion of the revolving credit facility. The credit facility has also been amended to establish certain minimum Adjusted EBITDA levels with respect to the minimum Adjusted EBITDA financial covenant for the extended term as well as to establish minimum Adjusted Quick Ratio covenants. We intend to extend or replace the facility prior to its maturity.

The foregoing description of the second amended and restated loan and security agreement with Silicon Valley Bank is only a summary of its material terms and does not purport to be complete. This summary is qualified in its entirety by reference to the description of the second amended and restated loan and security agreement with Silicon Valley Bank, a copy of which is filed as an exhibit as part of this Annual Report on Form 10-K.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Delinquent Section 16(a) Reports,” and “Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 15(a). The following documents are filed as part of this Annual Report on Form 10-K:

Item 15(a)(1). The following consolidated financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Operations for the Years Ended December 31, 2020, 2019, and 2018

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2020, 2019 and 2018

Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018

Notes to Consolidated Financial Statements

Item 15(a)(2). The following financial statements schedule is included in Part II, Item 8:

Schedule II – Valuation and Qualifying Accounts

All other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3). Exhibits:

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Restated Certificate of Incorporation of the Registrant, as filed with the Secretary of State of the State of Delaware on June 18, 2014.		Form 8-K (Exhibit 3.2)	6/19/14	001-36481

3.2	Restated Bylaws of Aspen Aerogels, Inc.		Form 8-K (Exhibit 3.3)	6/19/14	001-36481

4.1	Form of common stock certificate.		Amendment No. 1 to Form S-1 (Exhibit 4.1)	5/14/14	333-195523

4.2	Sixth amended and restated registration rights agreement, dated as of June 11, 2012, by and among the Registrant and the investors named therein, as amended.		Form S-1 (Exhibit 4.8)	4/28/14	333-195523

4.3	Description of Securities.		Form 10-K (Exhibit 4.3)	3/6/20	001-36481

9.1	Letter agreement, dated as of June 11, 2014, by and between the Registrant and the Fidelity Funds.		Amendment No. 5 to Form S-1 (Exhibit 9.1)	6/12/14	333-195523

10.1	2001 equity incentive plan, as amended. +		Form S-1 (Exhibit 10.1.1)	4/28/14	333-195523

10.2	Form of incentive stock option agreement granted under 2001 equity incentive plan, as amended.+		Form S-1 (Exhibit 10.1.2)	4/28/14	333-195523

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.3	Form of 2013 incentive stock option agreement for options issued in exchange for the forfeiture of options granted under 2001 equity incentive plan, as amended.+		Form S-1 (Exhibit 10.1.3)	4/28/14	333-195523

10.4	Form of 2013 performance-based incentive stock option agreement granted under 2001 equity incentive plan, as amended.+		Form S-1 (Exhibit 10.1.4)	4/28/14	333-195523

10.5	Form of non-qualified stock option agreement granted under 2001 equity incentive plan, as amended.+		Form S-1 (Exhibit 10.1.5)	4/28/14	333-195523

10.6	Form of 2013 non-qualified stock option agreement for options issued in exchange for the forfeiture of options granted under 2001 equity incentive plan, as amended.+		Form S-1 (Exhibit 10.1.6)	4/28/14	333-195523

10.7	Form of 2013 performance-based non-qualified stock option agreement granted under 2001 equity incentive plan, as amended.+		Form S-1 (Exhibit 10.1.7)	4/28/14	333-195523

10.8	Form of 2013 independent director stock option agreement for options issued in exchange for the forfeiture of options granted under 2001 equity incentive plan, as amended.+		Form S-1 (Exhibit 10.1.8)	4/28/14	333-195523

10.9	Form of 2013 performance-based independent director stock option agreement granted under 2001 equity incentive plan, as amended.+		Form S-1 (Exhibit 10.1.9)	4/28/14	333-195523

10.10	2014 employee, director and consultant equity incentive plan. +		Form S-8 (Exhibit 99.10)	8/13/14	333-198124

10.11	Form of stock option agreement granted under 2014 employee, director and consultant equity incentive plan.+		Amendment No. 1 to Form S-1 (Exhibit 10.2.2)	5/14/14	333-195523

10.12	Form of restricted stock unit agreement for executive officers under 2014 employee, director and consultant equity incentive plan. +		Form 10-Q (Exhibit 10.3)	11/7/14	001-36481

10.13	Form of restricted stock agreement for directors under 2014 employee, director and consultant equity incentive plan. +		Amendment No. 1 to Form S-1 (Exhibit 10.2.3)	5/14/14	333-195523

10.14	Multi-tenant industrial net lease, dated August 20, 2001, by and between the Registrant and Cabot II — MA1M03, LLC (as successor landlord to TMT290 Industrial Park, Inc.), as amended.		Form S-1 (Exhibit 10.3)	4/28/14	333-195523

10.15	Amended and Restated Loan and Security Agreement dated September 3, 2014 and effective as of August 31, 2014, by and between the Company and Silicon Valley Bank.		Form 8-K (Exhibit 10.1)	9/9/14	001-36481

10.15.1	Consent and First Amendment to the Amended and Restated Loan and Security Agreement, dated August 19, 2016, by and between the Registrant and Silicon Valley Bank.		Form 10-Q (Exhibit 10.1)	11/3/16	001-36481

10.15.2	Second Amendment to the Amended and Restated Loan and Security Agreement, dated November 23, 2016, by and between the registrant and Silicon Valley Bank.		Form 10-K (Exhibit 10.15.3)	3/2/17	001-36481

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.15.3	Third Amendment to the Amended and Restated Loan and Security Agreement, dated December 27, 2016, by and between the Registrant and Silicon Valley Bank.		Form 10-K (Exhibit 10.15.4)	3/2/17	001-36481

10.15.4	Fourth Amendment to the Amended and Restated Loan and Security Agreement, dated January 27, 2017, by and between the Registrant and Silicon Valley Bank.		Form 10-Q (Exhibit 10.1)	5/5/17	001-36481

10.15.5	Fifth Amendment to the Amended and Restated Loan and Security Agreement, dated September 27, 2017, by and between the Registrant and Silicon Valley Bank.		Form 10-Q (Exhibit 10.1)	11/3/17	001-36481

10.15.6	Sixth Amendment to the Amended and Restated Loan and Security Agreement, dated January 25, 2018, by and between the Registrant and Silicon Valley Bank.		Form 10-Q (Exhibit 10.1)	5/4/18	001-36481

10.15.7	Seventh Amendment to the Amended and Restated Loan and Security Agreement, dated April 25, 2018, by and between the Registrant and Silicon Valley Bank.		Form 10-Q (Exhibit 10.1)	8/3/18	001-36481

10.15.8

Eighth Amendment to the Amended and Restated Loan and Security Agreement and First Amendment to the Preemptive Forbearance and Conditional Waiver Agreement, dated November 30, 2018, by and between the Registrant and Silicon Valley Bank, further amending a conditional waiver agreement dated August 30, 2018.

			Form 10-K (Exhibit 10.15.8)	3/8/19	001-36481

10.15.9	Ninth Amendment to the Amended and Restated Loan and Security Agreement, dated March 4, 2019, by and between the Registrant and Silicon Valley Bank.		Form 10-Q (Exhibit 10.2)	5/3/19	001-36481

10.15.10	Tenth Amendment to the Amended and Restated Loan and Security Agreement, dated March 3, 2020, by and between the Registrant and Silicon Valley Bank.		Form 10-K (Exhibit 10.15.10)	3/6/20	001-36481

10.15.11	Eleventh Amendment to the Amended and Restated Loan and Security Agreement, dated September 5, 2020, by and between the Registrant and Silicon Valley Bank.		Form 10-Q (Exhibit 10.1)	11/5/20	001-36481

10.15.12	Twelfth Amendment to the Amended and Restated Loan and Security Agreement, dated December 24, 2020, by and between the Registrant and Silicon Valley Bank.	X

10.15.13	Second Amended and Restated Loan and Security Agreement dated March 12, 2021, by and between the Company and Silicon Valley Bank.	X

10.16	Promissory Note, dated May 1, 2020 by and between Aspen Aerogels Rhode Island, LLC and Northeast Bank.		Form 10-Q (Exhibit 10.1)	5/4/20	001-36481

10.17	Executive agreement, dated as of November 7, 2018, by and between the Registrant and Donald R. Young. +		Form 10-Q (Exhibit 10.2)	11/7/18	001-36481

10.17.1	Amendment to Executive Agreement, dated as of August 1, 2019, by and between the Registrant and Donald R. Young. +		Form 10-Q (Exhibit 10.1)	8/2/19	001-36481

10.17.2	Second Amendment to the Executive Agreement, dated as of January 1, 2020, by and between the Registrant and Donald R. Young. +		Form 10-K (Exhibit 10.16.2)	3/6/20	001-36481

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.18	Form of executive agreement, dated as of December 21, 2018, by and between the Registrant and each of Messrs. Fairbanks and Whitaker. +		Form 8-K (Exhibit 10.1)	12/21/18	001-36481

10.19	Bonus plan. +		Amendment No. 2 to Form S-1 (Exhibit 10.15)	5/22/14	333-195523

10.20	Form of participation letter of executive officers under bonus plan. +		Form 10-K (Exhibit 10.23)	3/2/17	001-36481

10.21	Non-Employee Director Compensation Policy. +		Form 10-Q (Exhibit 10.1)	11/7/18	001-36481

10.22	Compensation Recoupment Policy.		Form 10-K (Exhibit 10.25)	3/8/19	001-36481

10.23	Cross license agreement dated as of April 1, 2006 by and between Cabot Corporation and the Registrant, as amended.*		Form S-1 (Exhibit 10.17)	4/28/14	333-195523

10.24	Form of indemnification agreement with directors and certain officers. +		Amendment No. 1 to Form S-1 (Exhibit 10.18)	5/14/14	333-195523

10.25	Inducement Agreement, dated February 15, 2016, by and between the Registrant and the Development Authority of Bulloch County, the City of Statesboro, Georgia and Bulloch County, Georgia.		Form 10-Q (Exhibit 10.1)	5/6/16	001-36481

10.26	PILOT Agreement, dated February 15, 2016, by and between the Registrant and the Development Authority of Bulloch County, the City of Statesboro, Georgia and Bulloch County, Georgia.		Form 10-Q (Exhibit 10.2)	5/6/16	001-36481

10.27

Performance and Accountability Agreement, dated February 15, 2016, by and between the Registrant and the Development Authority of Bulloch County, the Georgia Department of Community Affairs and the administering agency for the OneGeorgia Authority.

			Form 10-Q (Exhibit 10.3)	5/6/16	001-36481

10.28	Supply Agreement, dated June 21, 2016, by and between the Registrant and BASF SE.*		Form 10-Q (Exhibit 10.1)	8/5/16	001-36481

10.28.1	Amended and Restated Supply Agreement, dated February 16, 2018, by and between the Registrant and BASF SE.*		Form 10-Q (Exhibit 10.2)	5/4/18	001-36481

10.28.2	First Addendum to the Amended and Restated Supply Agreement, dated January 14, 2019, by and between the Registrant and BASF SE.*		Form 10-Q (Exhibit 10.1)	5/3/19	001-36481

10.29	Side Agreement, dated June 21, 2016, by and between the Registrant and BASF SE.*		Form 10-Q (Exhibit 10.2)	8/5/16	001-36481

10.29.1	Amended and Restated Side Agreement, dated February 16, 2018, by and between the Registrant and BASF SE.*		Form 10-Q (Exhibit 10.3)	5/4/18	001-36481

10.30	Joint Development Agreement, dated June 21, 2016, by and between the Registrant and BASF SE.*		Form 10-Q (Exhibit 10.3)	8/5/16	001-36481

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.31	At Market Issuance Sales Agreement, dated November 5, 2020, by and between the Company and B. Riley Securities, Inc.		Form 10-Q (Exhibit 10.1)	11/5/20	001-36481

14.1	Code of business conduct and ethics.		Form 10-K (Exhibit 14.1)	3/6/20	001-36481

21.1	Subsidiaries of the Registrant.	X

23.1	Consent of KPMG LLP.	X

31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.	X

32	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

+	Management contract or compensatory plan or arrangement.
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

ASPEN AEROGELS, INC.

Date: March 12, 2021	By:	/s/ Donald R. Young
Donald R. Young
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Donald R. Young Donald R. Young	President, Chief Executive Officer and Director (principal executive officer)	March 12, 2021

/s/ John F. Fairbanks John F. Fairbanks	Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 12, 2021

/s/ William P. Noglows William P. Noglows	Chairman of the Board	March 12, 2021

/s/ Rebecca B. Blalock Rebecca B. Blalock	Director and Chair of the Nominating and Governance Committee	March 12, 2021

/s/ Robert M. Gervis Robert M. Gervis	Director and Chair of the Compensation and Leadership Development Committee	March 12, 2021

/s/ Steven R. Mitchell Steven R. Mitchell	Director	March 12, 2021

/s/ Mark L. Noetzel Mark L. Noetzel	Director	March 12, 2021

/s/ Richard F. Reilly Richard F. Reilly	Director and Chair of the Audit Committee	March 12, 2021