Form 10-Q
period 2021-03-31
ASPEN AEROGELS INC
filed 2021-05-04
CIK 1145986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 3, 2021, the registrant had 28,350,272 shares of common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

ASPEN AEROGELS, INC.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2021	2020
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$17,219	$16,496
Accounts receivable, net of allowances of $199 and $442	20,668	15,698
Inventories	10,847	13,099
Prepaid expenses and other current assets	1,152	1,830
Total current assets	49,886	47,123
Property, plant and equipment, net	45,747	46,739
Operating lease right-of-use assets	4,109	3,478
Other long-term assets	132	84
Total assets	$99,874	$97,424
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,968	$5,351
Accrued expenses	5,306	3,884
Current portion of long-term debt	2,854	1,609
Current portion of prepayment liability	4,562	—
Deferred revenue	2,061	2,037
Operating lease liabilities	1,152	1,046
Total current liabilities	22,903	13,927
Prepayment liability	5,000	9,555
Long-term debt	817	2,059
Operating lease liabilities long-term	4,077	3,597
Other long-term liabilities	434	434
Total liabilities	33,231	29,572
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.00001 par value; 125,000,000 shares authorized, 28,343,535 and 27,821,685 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	580,852	575,811
Accumulated deficit	(514,209)	(507,959)
Total stockholders’ equity	66,643	67,852
Total liabilities and stockholders’ equity	$99,874	$97,424

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
	(In thousands, except share and per share data)
Revenue:
Product	$28,056	$28,307
Research services	41	112
Total revenue	28,097	28,419
Cost of revenue:
Product	24,129	22,399
Research services	12	40
Gross profit	3,956	5,980
Operating expenses:
Research and development	2,442	2,227
Sales and marketing	3,301	3,324
General and administrative	4,388	3,515
Total operating expenses	10,131	9,066
Loss from operations	(6,175)	(3,086)
Interest expense, net	(75)	(83)
Total interest expense, net	(75)	(83)
Net loss	$(6,250)	$(3,169)
Net loss per share:
Basic and diluted	$(0.22)	$(0.13)
Weighted-average common shares outstanding:
Basic and diluted	27,983,470	25,194,292

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Preferred Stock $0.00001 Par Value		Common Stock $0.00001 Par Value		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Value	Shares	Value
Balance at December 31, 2020	—	$—	27,821,685	$—	$575,811	$(507,959)	$67,852
Net loss	—	—	—	—	—	(6,250)	(6,250)
Stock compensation expense	—	—	—	—	976	—	976
Vesting of restricted stock units	—	—	246,737	—	(2,613)	—	(2,613)
Proceeds from employee stock option exercises	—	—	48,056		463	—	463
Proceeds from at-the-market offering, net of commissions and fees of $193 and issuance costs of $17	—	—	305,182	—	6,215	—	6,215
Forfeiture of performance-based restricted stock	—	—	(78,125)	—	—	—	—
Balance at March 31, 2021	—	$—	28,343,535	$—	$580,852	$(514,209)	$66,643

	Preferred Stock $0.00001 Par Value		Common Stock $0.00001 Par Value		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Value	Shares	Value
Balance at December 31, 2019	—	$—	24,302,504	$—	$545,140	$(486,150)	$58,990
Net loss	—	—	—	—	—	(3,169)	(3,169)
Stock compensation expense	—	—	—	—	992	—	992
Vesting of restricted stock units	—	—	336,951	—	(1,195)	—	(1,195)
Proceeds from underwritten public offering, net of underwriting discounts and commissions of $1,093 and issuance costs of $285	—	—	1,955,000	—	14,751	—	14,751
Balance at March 31, 2020	—	$—	26,594,455	$—	$559,688	$(489,319)	$70,369

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net loss	$(6,250)	$(3,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,638	2,563
Amortization of debt issuance costs	3	—
Provision for bad debt	(95)	—
Stock-compensation expense	976	992
Reduction in the carrying amount of operating lease right-of-use assets	257	243
Changes in operating assets and liabilities:
Accounts receivable	(4,875)	11,799
Inventories	2,252	(4,664)
Prepaid expenses and other assets	630	181
Accounts payable	1,432	(3,732)
Accrued expenses	1,422	(4,441)
Deferred revenue	31	(851)
Operating lease liabilities	(293)	(274)
Net cash used in operating activities	(1,872)	(1,353)
Cash flows from investing activities:
Capital expenditures	(1,470)	(927)
Net cash used in investing activities	(1,470)	(927)
Cash flows from financing activities:
Proceeds from underwritten public offering, net of underwriting discounts and commissions of $1,093	—	15,036
Issuance costs from underwritten public offering	—	(285)
Repayments of borrowings under line of credit, net	—	(3,123)
Proceeds from employee stock option exercises	463	—
Payments made for employee restricted stock tax withholdings	(2,613)	(1,195)
Proceeds from at-the-market offering, net of commissions and fees of $193	6,232	—
Issuance costs from at-the-market offering	(17)	—
Net cash provided by financing activities	4,065	10,433
Net increase in cash	723	8,153
Cash and cash equivalents at beginning of period	16,496	3,633
Cash and cash equivalents at end of period	$17,219	$11,786
Supplemental disclosures of cash flow information:
Interest paid	$65	$84
Income taxes paid	$—	$—
Supplemental disclosures of non-cash activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$888	$152
Changes in accrued capital expenditures	$176	$(147)

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Description of Business and Basis of Presentation

Nature of Business

Aspen Aerogels, Inc. (the Company) is an aerogel technology company that designs, develops and manufactures innovative, high-performance aerogel insulation used primarily in the energy infrastructure and building materials markets. In addition, the Company is developing high-value applications for its aerogel technology in the electric vehicle market. The Company also conducts research related to aerogel technology supported by funding from several agencies of the U.S. government and other institutions in the form of research contracts. The Company has decided to cease efforts to secure additional funded research contracts and to wind down existing contract research activities.

The Company maintains its corporate offices in Northborough, Massachusetts. The Company has three wholly owned subsidiaries: Aspen Aerogels Rhode Island, LLC, Aspen Aerogels Germany, GmbH and Aspen Aerogels Georgia, LLC.

Liquidity

During the three months ended March 31, 2021, the Company incurred a net loss of $6.3 million, used $1.9 million of cash in operations, used $1.5 million of cash for capital expenditures and received net proceeds of $6.2 million through an at-the-market offering of the Company’s common stock. At March 31, 2021, the Company had cash and cash equivalents of $17.2 million, total debt of $3.7 million, a $4.6 million current prepayment liability (see note 9), and no outstanding borrowings under its revolving line of credit (see note 7). After giving effect to $1.5 million of outstanding letters of credit, the amount available to the Company at March 31, 2021 under the revolving line of credit was $13.1 million. The existing revolving line of credit matures on April 28, 2022.

The Company is increasing investment in the research and development of next-generation aerogel products and manufacturing process technologies. The Company is continuing to develop aerogel products and technologies for the electric vehicle market. The Company believes that the commercial potential for the Company’s technology in the electric vehicle market is significant. Accordingly, the Company plans to continue to hire additional personnel, incur additional operating expenses, and incur capital expenditures to expand silica aerogel manufacturing capacity, build an automated thermal barrier fabrication operation, enhance research and development laboratory facilities and equipment, and construct a battery materials facility, among other items.

The Company expects its existing cash balance and the amount anticipated to be available under the existing revolving line of credit will be sufficient to support current operating requirements and research and development activities. However, the Company plans to supplement its cash balance and available credit with equity financings, debt financings, customer prepayments, or technology licensing fees to provide the capital necessary to fund the incremental operating expenses and capital expenditures required to support the evolving commercial opportunity in the electric vehicle market and other strategic business opportunities.

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2020 (the Annual Report), filed with the U.S. Securities and Exchange Commission on March 12, 2021.

In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments that are of a normal recurring nature and necessary for the fair statement of the Company’s financial position as of March 31, 2021 and the results of its operations and stockholders’ equity for the three months ended March 31, 2021 and 2020 and the cash flows for the three month periods then ended. The Company has evaluated subsequent events through the date of this filing.

The Company’s results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or any other period. In addition, the Company is uncertain of the continued duration and severity of the COVID-19 pandemic and the impact it will have on the Company’s results of operations for the year ending December 31, 2021 or any other period.

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

Concentration of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of accounts receivable. The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of accounts receivable. The Company reviews the allowance for doubtful accounts quarterly. During the three months ended March 31, 2021, the Company recorded a reduction for estimated customer uncollectible accounts receivable of $0.1 million and had collections of $0.1 million of previously reserved customer accounts receivables. The Company did not record a charge for uncollectible accounts receivable during the three months ended March 31, 2020.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers (ASC 606). See note 3 for further details.

Leases

The Company accounts for its leases in accordance with Accounting Standards Update (ASU) 2016-02 (Topic 842). See note 10 for further details.

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

During the three months ended March 31, 2021, the Company granted 61,370 restricted common stock units (RSUs) with a grant date fair value of $1.5 million and non-qualified stock options (NSOs) to purchase 199,324 shares of common stock with a grant date fair value of $2.6 million to employees under the 2014 Employee, Director, and Consultant Equity Incentive Plan (the 2014 Equity Plan). The RSUs and NSOs granted to employees will vest over a three-year period.

Stock-based compensation is included in cost of revenue or operating expenses, as applicable, and consists of the following:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Cost of product revenue	$112	$319
Research and development expenses	189	146
Sales and marketing expenses	168	171
General and administrative expenses	507	356
Total stock-based compensation	$976	$992

Pursuant to the “evergreen” provisions of the 2014 Equity Plan, the number of shares of common stock authorized for issuance under the plan automatically increased by 556,433 shares to 8,531,413 shares effective January 1, 2021.

As of March 31, 2021, 4,130,907 shares of common stock were reserved for issuance upon the exercise or vesting of outstanding stock-based awards granted under the 2014 Equity Plan. In addition, as of March 31, 2021, 80,658 shares of common stock were reserved for issuance upon the exercise of outstanding stock options granted under the Company’s 2001 Equity Incentive Plan, as amended (the 2001 Equity Plan). Any cancellations or forfeitures of the options outstanding under the 2001 Equity Plan will result in the shares reserved for issuance upon exercise of such options becoming available for grant under the 2014 Equity Plan. As of March 31, 2021, the Company has either reserved in connection with statutory tax withholdings or issued a total of 3,123,562 shares under the 2014 Equity Plan. As of March 31, 2021, there were 1,196,286 shares of common stock available for future grant under the 2014 Equity Plan.

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

Information about the Company’s total revenues, based on shipment destination or services location, is presented in the following table:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Revenue:
U.S.	$12,755	$13,673
International	15,342	14,746
Total	$28,097	$28,419

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

The Company did not record any warranty expense during the three months ended March 31, 2021 and 2020.

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

Standards Implemented Since December 31, 2020

The Company has not implemented any accounting standards that had a material impact on its consolidated financial statements during the three months ended March 31, 2021.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. The Company did not have any contracts outstanding at December 31, 2020 and did not enter into any contracts during the three months ended March 31, 2021 that contained a significant financing component.

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

The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using historical rates of return, current quarter credit sales, and specific items of exposure on a contract-by-contract basis. Sales return reserves were approximately $0.1 million at both March 31, 2021 and December 31, 2020.

Subsea Projects

The Company manufactures and sells subsea products that are designed for pipe-in-pipe applications in subsea oil production and are typically customized to meet customer specifications. Subsea products typically have no alternative use and contain an enforceable right to payment. Customer invoicing terms for subsea products are typically based on certain milestones within the production and delivery schedule. Under the provisions of ASC 606, the Company recognizes revenue at a point in time when transfer of control of the products is passed to the customer, or over time utilizing the input method. The timing of revenue recognition is assessed on a contract-by-contract basis. During the three months ended March 31, 2021 and 2020, the Company recognized revenue of $0.4 million and $2.2 million, respectively, in connection with subsea projects.

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

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical region and source of revenue:

	Three Months Ended March 31,
	2021			2020
	U.S.	International	Total	U.S.	International	Total
	(In thousands)
Geographical region
Asia	$—	$5,588	$5,588	$—	$10,104	$10,104
Canada	—	964	964	—	455	455
Europe	—	7,246	7,246	—	3,137	3,137
Latin America	—	1,544	1,544	—	1,050	1,050
U.S.	12,755	—	12,755	13,673	—	13,673
Total revenue	$12,755	$15,342	$28,097	$13,673	$14,746	$28,419

Source of revenue
Product revenue	$12,714	$14,935	$27,649	$12,453	$13,633	$26,086
Subsea projects	—	407	407	1,108	1,113	2,221
Research services	41		41	112	—	112
Total revenue	$12,755	$15,342	$28,097	$13,673	$14,746	$28,419

Contract Balances

The following table presents changes in the Company’s contract assets and contract liabilities during the three months ended March 31, 2021:

	Balance at December 31, 2020	Additions	Deductions	Balance at March 31, 2021
	(In thousands)
Contract assets
Subsea projects	$1,370	$720	$(1,045)	$1,045
Research services	67	41	(83)	25
Total contract assets	$1,437	$761	$(1,128)	$1,070
Contract liabilities
Deferred revenue
Product revenue	$1,859	$2,030	$(2,319)	$1,570
Subsea projects	178	$491	$(178)	491
Prepayment liability	9,555	7	—	9,562
Total contract liabilities	$11,592	$2,528	$(2,497)	$11,623

During the three months ended March 31, 2021, the Company recognized $1.5 million of revenue that was included in deferred revenue at December 31, 2020.

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

(4) Inventories

Inventories consist of the following:

	March 31,	December 31,
	2021	2020
	(In thousands)
Raw materials	$4,090	$4,068
Finished goods	6,757	9,031
Total	$10,847	$13,099

(5) Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	March 31,	December 31,	Useful
	2021	2020	life
	(In thousands)
Construction in progress	$1,784	$1,906	—
Buildings	24,016	24,016	30 years
Machinery and equipment	126,284	124,807	3-10 years
Computer equipment and software	8,885	8,850	3 years
Total	160,969	159,579
Accumulated depreciation	(115,222)	(112,840)
Property, plant and equipment, net	$45,747	$46,739

Depreciation expense was $2.6 million for the three months ended March 31, 2021 and 2020.

Construction in progress totaled $1.8 million and $1.9 million at March 31, 2021 and December 31, 2020, respectively, associated with the Company’s East Providence, Rhode Island facility.

(6) Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2021	2020
	(In thousands)
Employee compensation	$3,817	$2,587
Other accrued expenses	1,489	1,297
Total	$5,306	$3,884

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

Under the Loan Agreement, the Company is required to comply with both non-financial and financial covenants, including a minimum Adjusted EBITDA covenant and a minimum Adjusted Quick Ratio covenant, as defined. At March 31, 2021, the Company was in compliance with all such covenants. Obligations under the Loan Agreement are secured by a security interest in all assets of the Company, including those at the East Providence facility, except for certain exclusions. The Company intends to extend or replace the facility prior to its maturity.

At March 31, 2021 and December 31, 2020, the Company had no amounts drawn from the revolving credit facility.

The Company has provided letters of credit to secure obligations under certain commercial contracts and other obligations. The Company had outstanding letters of credit backed by the revolving credit facility of $1.5 million and $1.4 million at March 31, 2021 and December 31, 2020, respectively, which reduce the funds otherwise available to the Company under the facility.

At March 31, 2021, the amount available to the Company under the revolving credit facility was $13.1 million after giving effect to the $1.5 million of outstanding letters of credit.

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

The PPP Loan carries an interest rate of 1% per year and matures two years from the date of the Note. The PPP Loan indebtedness may be forgiven in whole or in part upon application by the Borrower to the PPP Investor. The PPP Investor will determine to what extent the PPP Loan is eligible for forgiveness, subject to SBA guidelines and other regulations, based on the use of loan proceeds for payroll costs, payment of interest on covered mortgage obligations, rent and utility costs over either an eight-week or 24-week period, at the Borrower’s option, following the Borrower’s receipt of the loan proceeds. Upon the Borrower’s application for forgiveness, the SBA will review the Borrower’s eligibility, use of proceeds and other certifications in connection with the application for the PPP Loan. Upon such review, the SBA may approve or deny the Borrower’s loan forgiveness application, in whole or part. As of March 31, 2021, the Borrower had not applied for forgiveness.

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

Long-term debt consists of the following:

	March 31,	December 31,
	2021	2020
	(In thousands)
Long-term debt, principal	$3,686	$3,686
Current portion of long-term debt	(2,854)	(1,609)
Debt issuance costs, net of accumulated amortization	(15)	(18)
Long-term debt	$817	$2,059

The schedule of required principal payments remaining on long-term debt outstanding as of March 31, 2021 is as follows:

Year	Principal Payments
(In thousands)
2021 (excluding the three months ended March 31, 2021)	1,609
2022	2,077
Total principal payments	$3,686

(9) Commitments and Contingencies

Cloud Computing Agreement

The Company is party to a cloud computing agreement that is a service contract for enterprise resource planning software. The agreement has a three-year term beginning on January 15, 2021. During the three months ended March 31, 2021, the Company capitalized less than $0.1 million of costs related to implementation of the agreement that will begin to amortize during 2022. The capitalized implementation costs are included within other long-term assets on the consolidated balance sheets.

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

As of March 31, 2021, the Company had received $10.0 million in prepayments from BASF and applied approximately $0.2 million of credits against amounts invoiced.

The prepayment liability consists of the following:

	March 31,	December 31,
	2021	2020
	(In thousands)
Prepayment liability	$9,832	$9,845
Current portion of prepayment liability	(4,562)	—
Prepayment liability included within deferred revenue	(270)	(290)
Prepayment liability, long-term	$5,000	$9,555

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

Maturities of operating lease liabilities at March 31, 2021 are as follows:

Year	Operating Leases
(In thousands)
2021 (excluding the three months ended March 31, 2021)	1,121
2022	1,440
2023	1,389
2024	885
2025	723
Thereafter	584
Total lease payments	6,142
Less imputed interest	(913)
Total lease liabilities	$5,229

The Company incurred operating lease costs of $0.4 million and $0.3 million during the three months ended March 31, 2021 and 2020, respectively. Cash payments related to operating lease liabilities were $0.4 million during both the three months ended March 31, 2021 and 2020.

At March 31, 2021, the weighted average remaining lease term for operating leases was 4.6 years. At March 31, 2021, the weighted average discount rate for operating leases was 7.3%.

As of March 31, 2021, the Company has additional operating equipment leases that will commence during 2021 with total lease payments of $0.2 million and a weighted average lease term of 4.0 years.

(11) CARES Act Payroll Tax Deferral

The Company elected to defer approximately $0.9 million of its employer payroll tax obligation for the period from March 27, 2020 to December 31, 2020 pursuant to the provisions of the CARES Act. The Company is required to remit 50 percent of the deferred tax balance on or before December 31, 2021 and the remaining 50 percent on or before December 31, 2022.

Other long-term liabilities consist of the following:

	March 31,	December 31,
	2021	2020
	(In thousands)
Deferred employer payroll tax obligation	$870	$870
Current portion of deferred payroll tax obligation	(436)	(436)
Other long-term liabilities	$434	$434

(12) Net Loss Per Share

The computation of basic and diluted net loss per share consists of the following:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands, except share and per share data)
Numerator:
Net loss	$(6,250)	$(3,169)
Denominator:
Weighted average shares outstanding, basic and diluted	27,983,470	25,194,292
Net loss per share, basic and diluted	$(0.22)	$(0.13)

Potentially dilutive common shares that were excluded from the computation of diluted net loss per share because they were anti-dilutive consist of the following:

	Three Months Ended
	March 31,
	2021	2020
Common stock options	3,846,738	4,143,821
Restricted common stock units	364,828	720,969
Restricted common stock awards	45,066	128,453
Total	4,256,632	4,993,243

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

(13) Income Taxes

The Company incurred net operating losses and recorded a full valuation allowance against net deferred tax assets for all periods presented. Accordingly, the Company has not recorded a provision for federal or state income taxes.

(14) Subsequent Events

The Company has evaluated subsequent events through May 4, 2021, the date of issuance of the consolidated financial statements for the three months ended March 31, 2021

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (SEC) on March 12, 2021, which we refer to as the Annual Report.

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

We are also actively developing a number of promising aerogel products and technologies for the electric vehicle market. We have developed and are commercializing our proprietary line of PyroThin thermal barriers for use in lithium-ion batteries in electric vehicles. Our PyroThin product is an ultra-thin, lightweight and flexible thermal barrier designed to impede the propagation of thermal runaway across multiple lithium-ion battery system architectures. Our thermal barrier technology is designed to offer a unique combination of performance attributes that enable electric vehicle manufacturers to achieve critical safety goals without sacrificing driving range. In addition, we are seeking to leverage our patented carbon aerogel technology to develop industry-leading battery materials for lithium-ion battery systems. These battery materials have the potential to enable an increase in the drive range of electric vehicles.

The commercial potential for our PyroThin thermal barriers and our carbon aerogel battery materials in the electric vehicle market is significant. Accordingly, we are planning to hire additional personnel, incur additional operating expenses, and incur capital expenditures to expand manufacturing capacity, build an automated thermal barrier fabrication operation, enhance research and development resources and construct a battery materials facility, among other items.

We also derive product revenue from a number of other end markets, including the building materials market. Customers in these markets use our products for applications as diverse as wall systems, military and commercial aircraft, trains, buses, appliances, apparel, footwear and outdoor gear. As we continue to enhance our aerogel technology platform, we believe we will have additional opportunities to address high-value applications in the global insulation market, the electric vehicle market and in a number of new, high-value markets.

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

We also perform research services under contracts with various agencies of the U.S. government, including the Department of Defense and the Department of Energy, and other institutions. We have decided to cease efforts to secure additional funded research contracts and to wind down our existing contract research activities. This decision reflected our desire to focus our research and development resources on initiatives to improve the profitability of our existing business and on efforts to develop new products and next-generation technology with application in new, potentially high-value markets.

We manufacture our products using our proprietary technology at our facility in East Providence, Rhode Island. We have operated the East Providence facility since 2008 and have increased our annual capacity in phases through December 31, 2020 to 55 million square feet of aerogel blankets. We are currently engaged in an initiative, which we refer to as EP20, designed to increase the capacity of the East Providence facility to 60 million square feet of aerogel blankets by the end of 2021. In addition, we anticipate that we will need to construct a state-of-the-art thermal barrier fabrication operation, hire dedicated thermal barrier fabrication employees, and increase our aerogel blanket manufacturing capacity to keep pace with the significant potential demand for our PyroThin thermal barriers. Accordingly, we are in the early stages of planning a significant expansion of our aerogel capacity prior to the end of 2023. The expected elements of the completed expansion plan will include the size of the required capacity expansion, the selection of an optimal manufacturing site for the expansion, the appropriate financing structure to fund the project and a detailed timeline for the construction and operation of the facility.

During 2020, we entered into a contract with a major U.S. automotive original equipment manufacturer to supply fabricated, multi-part thermal barriers for use in the battery system of its next-generation electric vehicles. Pursuant to the contract, we are obligated to supply the barriers at fixed annual prices and at volumes to be specified by the customer up to a daily maximum quantity through the term of the agreement, which expires on September 1, 2026. While the customer has agreed to purchase from us its requirement for the barriers at locations to be designated from time to time, it has no obligation to purchase any minimum quantity of barriers under the contract. In addition, the customer may terminate the contract any time and for any or no reason. All other terms of the contract are generally consistent with the customer’s standard purchase terms, including customary quality and warranty provisions.

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

BASF made a prepayment to us of $5.0 million during 2018. As of January 1, 2019, 25.3% of any amounts that we invoice for Spaceloft A2 sold to BASF will be credited against the outstanding balance of the 2018 prepayment. If any amount of the 2018 prepayment remains uncredited at December 31, 2021, BASF may require that we repay the uncredited amount following a six-week notice period. In January 2019, BASF made an additional prepayment to us of $5.0 million. As of January 1, 2020, 50% of any amounts that we invoice for a newly developed product sold to BASF will be credited against the outstanding balance of the 2019 prepayment. After December 31, 2022, BASF may require that we credit 24.7% of any amounts we invoice for Spaceloft A2 sold to BASF against the outstanding balance of the 2019 prepayment or may require that we repay the uncredited amount following a six-week notice period.

On March 12, 2021, we entered into an Amended and Restated Loan and Security Agreement (Loan Agreement) with Silicon Valley Bank to extend the maturity date of the revolving credit facility to April 28, 2022. Pursuant to the Loan Agreement, we are permitted to borrow a maximum of $20.0 million, subject to continued covenant compliance and borrowing base requirements. The interest rate applicable to borrowings under the revolving credit facility is based on the prime rate, subject to a minimum rate of 4.00% per annum. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 2.00% per annum. In addition, we are required to pay a monthly unused revolving line facility fee of 0.50% per annum of the average unused portion of the revolving credit facility. The credit facility has also been amended to establish certain minimum Adjusted EBITDA and minimum Adjusted Quick Ratio covenants, as defined.

On May 1, 2020, our wholly owned subsidiary, Aspen Aerogels Rhode Island, LLC (Borrower), executed a note for an unsecured loan of $3.7 million pursuant to the Paycheck Protection Program (PPP Loan) under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), as amended, and administered by the U.S. Small Business Administration (SBA). The Borrower conferred with representatives of the SBA prior to finalizing the PPP Loan. The loan is unsecured, contains customary events of default, carries an interest rate of 1% per year, and matures on May 1, 2022. The Borrower may repay the loan at any time without penalty. In addition, the Borrower is permitted at any time to submit an application to extend the maturity of loan to May 1, 2025.

The Borrower may also choose to apply to have the PPP Loan forgiven in whole or in part subject to SBA guidelines. The potential amount of forgiveness is based on the Borrower’s use of loan proceeds for payroll costs, mortgage interest payments, rent and utility costs over either an eight-week or 24-week period following receipt of the loan proceeds. The SBA may disapprove of the loan forgiveness application if the agency determines that the Borrower was ineligible for the PPP Loan. As of March 31, 2021, the Borrower had not applied for forgiveness.

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

On February 3, 2021, we entered into a supply agreement (Supply Agreement) with Silbond Corporation (Silbond), for the purchase of certain silanes (Product). Pursuant to the Supply Agreement, we agreed to purchase and Silbond agreed to supply, all of our requirements for the Product through the term of the Supply Agreement, which term ends on September 30, 2023, unless either party terminates the agreement early pursuant to the terms of the Supply Agreement.

Our revenue for the three months ended March 31, 2021 was $28.1 million, which represented a decrease of $0.3 million, or 1%, from $28.4 million for the three months ended March 31, 2020. Net loss for the three months ended March 31, 2021 was $6.3 million and net loss per share was $0.22. Net loss for the three months ended March 31, 2020 was $3.2 million and net loss per share was $0.13.

At present, we are not certain of the extent of the impact that the COVID-19 pandemic will continue to have on our business. Our manufacturing facility remains operational and we have not encountered any significant disruption to our supply chain or our ability to deliver to our customers. However, the demand for our products has been negatively impacted, particularly due to access restrictions on contractors in energy infrastructure facilities, resulting in a year-over-year decreases in our total revenue and increases in our net loss.

In response to the COVID-19 pandemic, we have implemented and are following safe practices recommended by public health authorities and other government entities. We continue to focus on the safety and health of our employees, customers and vendors. In addition, we have implemented various precautionary measures, including remote work arrangements, restricted business travel and procedures for social distancing, face coverings and safe hygiene. We continue to monitor public health guidance as it evolves and plan to adapt our practices as appropriate. Refer to “Risk Factors” in Item 1A of the Annual Report for more information concerning risks to our business associated with COVID-19.

Key Metrics and Non-GAAP Financial Measures

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Square Foot Operating Metric

We price our product and measure our product shipments in square feet. We estimate our annual capacity was 55 million square feet of aerogel blankets at March 31, 2021. We believe the square foot operating metric allows us and our investors to measure our manufacturing capacity and product shipments on a uniform and consistent basis. The following chart sets forth product shipments in square feet associated with recognized revenue, including revenue recognized over time utilizing the input method, for the periods presented:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Product shipments in square feet	8,644	8,165

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

The following table presents a reconciliation of net loss, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Net loss	$(6,250)	$(3,169)
Depreciation and amortization	2,638	2,563
Stock-based compensation(1)	976	992
Interest expense	75	83
Adjusted EBITDA	$(2,561)	$469

(1)	Represents non-cash stock-based compensation related to vesting and modifications of stock option grants, vesting of restricted stock units and vesting of restricted common stock.

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

During 2021, we are projecting modest growth in total revenue principally due to an anticipated increase in project-based demand in the LNG market and maintenance-based demand in North American petrochemical and refinery market. We have also announced a price increase to offset an increase in raw material costs during 2021 that will also contribute to revenue growth.

However, we intend to increase our investment in the electric vehicle market and our aerogel technology platform in 2021. We will use this investment to accelerate thermal barrier business development, to establish industry-leading thermal barrier fabrication capability, to progress from the development phase to the commercialization phase of our silicon-rich carbon aerogel battery materials, and to identify additional high-value markets for our aerogel technology, among other items. As a result, we expect to experience a decrease in Adjusted EBITDA and an increase in net loss versus 2020.

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

During 2021, we are projecting modest growth in total revenue principally due to an anticipated increase in project-based demand in the LNG market and maintenance-based demand in North American petrochemical and refinery market. We have also announced a price increase to offset an increase in raw material costs during 2021 that will also contribute to revenue growth.

Cost of Revenue

Cost of product revenue consists primarily of materials and manufacturing expense. Cost of product revenue is recorded when the related product revenue is recognized.

Material is our most significant component of cost of product revenue and includes fibrous batting, silica materials and additives. Material costs as a percentage of product revenue vary from product to product due to differences in average selling prices, material requirements, product thicknesses and manufacturing yields. In addition, we provide warranties for our products and record the estimated cost within cost of revenue in the period that the related revenue is recorded or when we become aware that a potential warranty claim is probable and can be reasonably estimated. As a result of these factors, material costs as a percentage of product revenue will vary from period to period due to changes in the mix of aerogel products sold, the costs of our raw materials or the estimated cost of warranties. We expect that material costs will decrease in absolute dollars and as a percentage of revenue during 2021 due to the impact of our 2021 price increase, a projected favorable product mix and the impact of our bill of material cost initiatives.

Manufacturing expense is also a significant component of cost of revenue. Manufacturing expense includes labor, utilities, maintenance expense, and depreciation on manufacturing assets. Manufacturing expense also includes stock-based compensation for manufacturing employees and shipping costs. We expect that manufacturing expense will increase in absolute dollars and as a percentage of revenue during 2021 principally due to our plan to hire additional personnel and incur additional manufacturing expenses to establish fabrication operations in support of projected growth in PyroThin thermal barrier demand.

In total, we expect that cost of product revenue will increase in absolute dollars during 2021 versus 2020, but may increase or decrease modestly as a percentage of revenue versus 2020 depending on the level of revenue achieved during 2021.

Cost of research services revenue consists of direct labor costs of research personnel engaged in the contract research, third-party consulting and subcontractor expense, and associated direct material costs. This cost of revenue also includes overhead expenses associated with project resources, development tools and supplies. Cost of research services revenue is recorded when the related research services revenue is recognized. In 2021, we expect cost of research services revenue will decline as we wind down our existing contract research activities.

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

During 2021, we project that gross profit will grow in absolute dollars versus 2020 due to projected growth in total revenue and a decrease in projected material costs, offset, in part, by an increase in manufacturing expense. However, we expect that gross profit as a percentage of revenue may increase or decrease modestly versus 2020 depending on the level of revenue achieved during 2021.

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

While we expect our research and development expenses will increase in absolute dollars but decrease as a percentage of revenue in the longer term, in 2021 we expect such expenses will increase in both absolute dollars and as a percentage of revenue.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs, incentive compensation, marketing programs, travel and related costs, consulting expenses and facilities related costs.

We expect that sales and marketing expenses will increase in absolute dollars during 2021 principally due to an increase in compensation associated with the addition of personnel in support of our PyroThin thermal barrier business. In the longer term, we expect that sales and marketing expenses will increase in absolute dollars, but decrease as a percentage of revenue.

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

Results of Operations

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

The following tables set forth a comparison of the components of our results of operations for the periods presented:

Revenue

	Three Months Ended March 31,
	2021		2020		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Revenue:
Product	$28,056	100%	$28,307	100%	$(251)	(1)%
Research services	41	0%	112	0%	(71)	(63)%
Total revenue	$28,097	100%	$28,419	100%	$(322)	(1)%

The following chart sets forth product shipments in square feet associated with recognized revenue, including revenue recognized over time utilizing the input method, for the periods presented:

	Three Months Ended March 31,		Change
	2021	2020	Amount	Percentage
Product shipments in square feet (in thousands)	8,644	8,165	479	6%

Total revenue decreased $0.3 million, or 1%, to $28.1 million for the three months ended March 31, 2021 from $28.4 million in the comparable period in 2020. The decrease in total revenue was the result of decreases in both product revenue and research services revenue.

Product revenue decreased by $0.2 million, or 1%, to $28.1 million for the three months ended March 31, 2021 from $28.3 million in the comparable period in 2020. This decrease was principally the result of decreases in project-based demand in the subsea market and maintenance-based demand in the global petrochemical and refinery markets, offset, in part, by an increase in project-based demand in the LNG market.

Product revenue for the three months ended March 31, 2021 included $7.4 million to a North American distributor, $5.0 million to a European LNG project contractor, and $4.0 million to an Asian LNG project contractor. Product revenue for the three months ended March 31, 2020 included $7.0 million to a North American distributor and $4.6 million to an Asian LNG project contractor.

The average selling price per square foot of our products decreased by $0.22, or 6%, to $3.25 per square foot for the three months ended March 31, 2021 from $3.47 per square foot for the three months ended March 31, 2020. The decrease in average selling price principally reflected the impact of the increase in the proportion of project-based product revenue in the Asian and European LNG markets and a change in the mix of products sold. This decrease in average selling price had the effect of decreasing product revenue by $1.9 million for the three months ended March 31, 2021 from the comparable period in 2020.

In volume terms, product shipments increased by 0.4 million square feet, or 6%, to 8.6 million square feet of aerogel products for the three months ended March 31, 2021, as compared to 8.2 million square feet for the three months ended March 31, 2020. The increase in product volume had the effect of increasing product revenue by $1.7 million for the three months ended March 31, 2021 from the comparable period in 2020.

Research services revenue decreased $0.1 million, or 63%, to less than $0.1 million for the three months ended March 31, 2021 from $0.1 million in the comparable period in 2020. The decrease was primarily due to our decision to wind down our contract research activities to focus our research and development resources on improving our existing business profitability and developing new products and next-generation technology with application in new, potentially high-value markets.

Product revenue was greater than 99% of total revenue for the both three months ended March 31, 2021 and 2020. Research services revenue was less than 1% of total revenue for the both the three months ended March 31, 2021 and 2020.

Cost of Revenue

	Three Months Ended March 31,
	2021			2020			Change
		Percentage of Related	Percentage of Total		Percentage of Related	Percentage of Total
	Amount	Revenue	Revenue	Amount	Revenue	Revenue	Amount	Percentage
	($ in thousands)
Cost of revenue:
Product	$24,129	86%	86%	$22,399	79%	79%	$1,730	8%
Research services	12	29%	0%	40	36%	0%	(28)	(70)%
Total cost of revenue	$24,141	86%	86%	$22,439	79%	79%	$1,702	8%

Total cost of revenue increased $1.7 million, or 8%, to $24.1 million for the three months ended March 31, 2021 from $22.4 million in the comparable period in 2020. The increase in total cost of revenue was the result of an increase in product cost of revenue partially offset by a decrease in research services cost of revenue.

Product cost of revenue increased by $1.7 million, or 8%, to $24.1 million for the three months ended March 31, 2021 from $22.4 million in the comparable period in 2020. The $1.7 million increase was the result of a $1.8 million increase in material costs and a $0.1 million decrease in manufacturing expense. The increase in material costs was the result of the impact of the high proportion of fixed manufacturing expenses in our East Providence manufacturing despite a decrease in manufacturing output during the quarter and the 0.4 million square feet, or 6%, increase in total product shipments. The decrease in manufacturing expense was the result of a decrease in plant operating costs of $0.1 million and compensation and related costs of $0.1 million, offset, in part, by an increase in maintenance expenses of $0.1 million.

Product cost of revenue as a percentage of product revenue increased to 86% during the three months ended March 31, 2021 from 79% during the three months ended March 31, 2020. This increase was the result of the increase in material costs as a percentage of revenue during the three months ended March 31, 2021.

Research services cost of revenue decreased by 70%, to less than $0.1 million for the three months ended March 31, 2021 from the comparable period in 2020. Cost of research service revenue as a percentage of research services revenue decreased to 29% during the three months ended March 31, 2021 from 36% in the comparable period in 2020 due to our decision to wind down our research activities.

Gross Profit

	Three Months Ended March 31,
	2021		2020		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Gross profit	$3,956	14%	$5,980	21%	$(2,024)	(34)%

Gross profit decreased $2.0 million, or 34%, to $4.0 million for the three months ended March 31, 2021 from $6.0 million in the comparable period in 2020. The decrease in gross profit was the result of the $0.3 million decrease in total revenue and the $1.7 million increase in total cost of revenue. This decrease in revenue was principally the result of decreases in project-based demand in the subsea market and maintenance-based demand in the global petrochemical and refinery markets, offset, in part, by an increase in project-based demand in the LNG market. The increase in total cost of revenue was the result of the impact of the high proportion of fixed manufacturing expenses in our East Providence manufacturing despite a decrease in manufacturing output and the 0.4 million square feet, or 6%, increase in total product shipments during 2021.

Gross profit as a percentage of total revenue decreased to 14% of total revenue for the three months ended March 31, 2021 from 21% in the comparable period in 2020.

Research and Development Expenses

	Three Months Ended March 31,
	2021		2020		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Research and development expenses	$2,442	9%	$2,227	8%	$215	10%

Research and development expenses increased $0.2 million, or 10%, to $2.4 million for the three months ended March 31, 2021 from $2.2 million in the comparable period in 2020. The $0.2 million increase reflects an increase in compensation expense associated with the hiring of new employees to facilitate our continued efforts to optimize our carbon aerogel battery materials and develop next-generation aerogel compositions, form factors and manufacturing technologies.

Research and development expenses as a percentage of total revenue increased to 9% for the three months ended March 31, 2021 from 8% in the comparable period in 2020.

Sales and Marketing Expenses

	Three Months Ended March 31,
	2021		2020		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Sales and marketing expenses	$3,301	12%	$3,324	12%	$(23)	(1)%

Sales and marketing expenses decreased by less than $0.1 million, or 1%, to $3.3 million for the three months ended March 31, 2021 from $3.3 million in the comparable period in 2020. The less than $0.1 million decrease was the result of an increase in compensation and related costs of $0.4 million, offset by decreases in travel expenses of $0.3 million and sales consultant expenses of $0.1 million.

Sales and marketing expenses as a percentage of total revenue were 12% of total revenue for both the three months ended March 31, 2021 and 2020.

General and Administrative Expenses

	Three Months Ended March 31,
	2021		2020		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
General and administrative expenses	$4,388	16%	$3,515	12%	$873	25%

General and administrative expenses increased $0.9 million, or 25%, to $4.4 million for the three months ended March 31, 2021 from $3.5 million in the comparable period in 2020. The $0.9 million increase was the result of increases in compensation and related costs of $0.5 million, professional services expenses of $0.4 million and other general and administrative expenses of $0.3 million, offset, in part, by decreases in the provision for uncollectible accounts of $0.2 million and patent enforcement costs of $0.1 million.

General and administrative expenses as a percentage of total revenue increased to 16% for the three months ended March 31, 2021 from 12% in the comparable period in 2020.

Interest Expense, net

	Three Months Ended March 31,
	2021		2020		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Interest expense, net	$(75)	(0)%	$(83)	(0)%	$8	(10)%

Interest expense, net, consists primarily of fees and interest expense associated with our revolving credit agreement and was less than $0.1 million for both the three months ended March 31, 2021 and 2020.

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

We are also increasing our investment in the research and development of next-generation aerogel products and technologies. During 2021, we will continue to develop aerogel products and technologies for the electric vehicle market. We believe the commercial potential for our technology in the electric vehicle market is significant. Accordingly, we are planning to hire additional personnel, incur additional operating expenses, build an automated thermal barrier fabrication operation, and construct a carbon aerogel battery materials facility, among other items.

In addition, we anticipate that we will need to increase our silica aerogel blanket manufacturing capacity to keep pace with the significant potential demand for our PyroThin thermal barriers. Accordingly, we are in the early stages of planning a significant expansion of our aerogel capacity prior to the end of 2023. The expected elements of the completed expansion plan will include the size of the required capacity expansion, the selection of an optimal manufacturing site for the expansion, the appropriate financing structure to fund the project and a detailed timeline for the construction and operation of the facility. We expect that we will incur significant increase in capital expenditures to build out the additional capacity and in operating expenses associated with the start-up of the facility.

We took several actions during 2020 to increase the financial resources available to support current operating requirements and capital expenditures. In February 2020, we completed an underwritten public offering of our common stock and received net proceeds of $14.8 million. In March 2020, we extended the maturity of our revolving credit facility with Silicon Valley Bank to April 28, 2021. In May 2020, our wholly owned subsidiary, Aspen Aerogels Rhode Island, LLC, received PPP Loan proceeds of $3.7 million under the CARES Act. During November and December 2020, we also completed the sale of 714,357 shares of our common stock at an average price of $13.96 per share through our at-the-market (ATM) offering program with B. Riley Securities, Inc. (B. Riley Securities) as our sales agent and received net proceeds of $9.5 million after deducting commissions $0.3 million and offering expenses of approximately $0.2 million. During the three months ended March 31, 2021, we sold an additional 305,182 shares of our common stock at an average price of $21.05 through the ATM offering program and received net proceeds of $6.2 million.

We believe that our existing cash balance and funds available under our revolving credit facility will be sufficient to support current operating requirements and research and development activities. However, we believe that our cash balance and funds available under the revolving credit facility will not be sufficient to fund the capital expenditures required to establish an automated thermal barrier fabrication operation, enhance research and development lab facilities and equipment, build a carbon aerogel battery materials facility, and to construct a new silica aerogel blanket manufacturing facility.

As a result, we plan to supplement our cash balance with equity financings, debt financings, customer prepayments, or technology licensing fees to provide the capital necessary to fund operating requirements, to complete future capacity expansions or to support evolving strategic business initiatives. We also intend to extend or replace our revolving credit facility with Silicon Valley Bank prior to its maturity.

Primary Sources of Liquidity

Our principal sources of liquidity are currently our cash and cash equivalents and our revolving credit facility with Silicon Valley Bank. Cash and cash equivalents consist primarily of cash and money market accounts on deposit with banks. As of March 31, 2021, we had $17.2 million of cash and cash equivalents.

On February 18, 2020, we completed an underwritten public offering of 1,955,000 shares of our common stock at an offering price of $8.25 per share. We received net proceeds of $14.8 million after deducting underwriting discounts and commissions of $1.1 million and offering expenses of approximately $0.3 million.

On November 5, 2020, we entered into a sales agreement for the ATM offering program under which we may sell up to $33,871,250 of our common stock through B. Riley Securities as our sales agent. We are not obligated to sell any stock under the sales agreement. We will pay B. Riley Securities a commission of 3.0% of the gross sales proceeds of shares sold under the agreement. During 2020, we sold 714,357 shares of our common stock through the ATM offering program and received net proceeds of $9.5 million. During the three months ended March 31, 2021, we sold an additional 305,182 shares of our common stock through the ATM offering program and received net proceeds of $6.2 million.

On May 1, 2020, our wholly-owned subsidiary, Aspen Aerogels Rhode Island, LLC (Borrower) executed a note for a loan of $3.7 million pursuant to the PPP under the CARES Act, as amended, and administered by the SBA. The loan is unsecured, contains customary events of default, carries an interest rate of 1% per year, and matures on May 1, 2022. The Borrower may repay the loan in full at any time without penalty. In addition, the Borrower may apply to have the maturity of loan to May 1, 2025.

The Borrower may apply to have the PPP Loan indebtedness forgiven in whole or in part subject to SBA guidelines and based on the use of loan proceeds for payroll costs, mortgage interest payments, rent and utility costs over either an eight-week or 24-week period, at the Borrower’s option, following its receipt of the loan proceeds. The SBA may disapprove of the Borrower’s loan forgiveness application if the agency determines that the Borrower was ineligible for the PPP Loan. As of March 31, 2021, the Borrower had not applied for forgiveness.

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

Under our revolving credit facility, we may borrow a maximum of $20.0 million, subject to continued covenant compliance and borrowing base requirements. The interest rate applicable to borrowings under the revolving credit facility is based on prime rate, as defined, subject to a minimum rate of 4.00% per annum. Prime rate-based rates vary from prime rate plus 0.75% per annum to prime rate plus 2.00% per annum. In addition, we are required to pay a monthly unused revolving line facility fee of 0.50% per annum of the average unused portion of the revolving credit facility.

At March 31, 2021, we had no outstanding borrowings under our revolving credit facility with Silicon Valley Bank, $1.5 million of outstanding letters of credit secured by the revolving credit facility, $3.7 million outstanding on the PPP Loan, and an obligation of $9.8 million associated with prepayments received pursuant to our supply agreement with BASF.

Under the revolving credit facility, we are required to comply with both non-financial and financial covenants, including minimum Adjusted EBITDA and Adjusted Quick Ratio covenants, as defined in the loan agreement. At March 31, 2021, we were in compliance with all such covenants.

The amount available to us under the facility at March 31, 2021 was $13.1 million after giving effect to the $1.5 million of letters of credit outstanding.

Analysis of Cash Flow

Net Cash Used in Operating Activities

During the three months ended March 31, 2021, we used $1.9 million in net cash in operating activities, as compared to the use of $1.4 million in net cash during the comparable period in 2020, an increase in the use of cash of $0.5 million. This increase in use of cash was the result of an increase in net loss adjusted for non-cash items of $3.1 million, offset, in part, by a decrease in net cash used by changes in operating assets and liabilities of $2.6 million.

Net Cash Used in Investing Activities

Net cash used in investing activities is primarily related to capital expenditures to support our growth. Net cash used in investing activities for the three months ended March 31, 2021 and 2020 was $1.5 million and $0.9 million, respectively, in capital expenditures primarily for machinery and equipment to improve the capacity, throughput, efficiency and reliability of our East Providence facility.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 totaled $4.1 million and consisted of $6.2 million in net proceeds from our ATM offering program and $0.5 million in proceeds from employee stock option exercises, offset, in part, by $2.6 million in cash used for payments made for employee tax withholdings associated with the vesting of restricted stock units.

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

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business. At March 31, 2021, we had unrestricted cash and cash equivalents of $17.2 million. These amounts were held for working capital and capital expansion purposes and were invested primarily in deposit and money market accounts at a major financial institution in North America. Due to the short-term nature of these investments, we believe that our exposure to changes in the fair value of our cash as a result of changes in interest rates is not material.

As of March 31, 2021, we had no borrowings outstanding on our revolving credit facility. At March 31, 2021, we had $1.5 million of outstanding letters of credit supported by the revolving credit facility.

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

At March 31, 2021, the amount available to us under the revolving credit facility was $13.1 million after giving effect to the $1.5 million of letters of credit outstanding under the facility.

Our PPP Loan has an interest rate of 1% per annum and matures on May 1, 2022. In accordance with the Flexibility Act, we may submit an application to extend the maturity of the loan by three years to May 1, 2025. At March 31, 2021, the PPP Loan had an outstanding balance of $3.7 million.

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

As of March 31, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In addition, our principal executive officer and principal financial officer have concluded that the impact of the COVID-19 pandemic did not impact our ability to maintain our internal controls over financial reporting and disclosure controls and procedures.

(b) Changes in Internal Controls.

During the three months ended March 31, 2021, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

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

•

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

•

On January 28, 2021, a search order was executed and relevant evidence secured at the principal places of business of AMA S.p.A. and AMA Composites S.r.l. (collectively, “AMA”) in San Martino in Rio and Campogalliano, respectively, based on an ex-parte search order issued by the Court of Genoa, Italy at our request in connection with alleged infringement of the Italian part of our patents previously asserted successfully against Nano and Alison in Germany. The Court of Genoa subsequently held a hearing and confirmed the validity of the search order and its execution. While the search proceedings do not take a position on the infringement issues, we may use any evidence collected during the search proceedings to prove infringement. As a result, on May 3, 2021, we filed an infringement complaint, a writ of summons, as known in Italy, at the Court of Genoa alleging that AMA has infringed the Italian part of three European patents (same patents asserted in the German litigation) and a patent on composition of aerogel based composites in connection with AMA’s resale of aerogel products supplied by Chinese companies and sale of any products derived therefrom. We are seeking monetary damages and preliminary injunction of AMA’s alleged infringing activities. We expect the Court of Genoa to assess our claims and AMA’s defense through appointment of an expert after the submission of relevant writs and evidence.

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

(a) Unregistered Sales of Equity Securities. Not applicable.

(b) Use of Proceeds from Initial Public Offering of Common Stock. Not applicable.

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers. We did not repurchase any of our equity securities during the quarter ended March 31, 2021.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits

10.1*	Supply Agreement, dated February 3, 2021, by and between the Company and Silbond Corporation.

10.2	Aspen Aerogels, Inc. Non-employee Director Compensation Policy, effective February 24, 2021.

31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPEN AEROGELS, INC.

Date: May 4, 2021	By:	/s/ Donald R. Young
Donald R. Young
President and Chief Executive Officer (principal executive officer)

Date: May 4, 2021	By:	/s/ John F. Fairbanks
John F. Fairbanks
Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)