Form 10-Q
period 2021-06-30
ASPEN AEROGELS INC
filed 2021-08-04
CIK 1145986

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 3, 2021, the registrant had 32,943,851 shares of common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

ASPEN AEROGELS, INC.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2021	2020
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$102,257	$16,496
Accounts receivable, net of allowances of $142 and $442	19,366	15,698
Inventories	9,438	13,099
Prepaid expenses and other current assets	2,071	1,830
Total current assets	133,132	47,123
Property, plant and equipment, net	46,085	46,739
Operating lease right-of-use assets	11,990	3,478
Other long-term assets	1,017	84
Total assets	$192,224	$97,424
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,522	$5,351
Accrued expenses	6,967	3,884
Current portion of long-term debt	3,675	1,609
Current portion of prepayment liability	4,530	—
Deferred revenue	1,870	2,037
Operating lease liabilities	1,596	1,046
Total current liabilities	28,160	13,927
Prepayment liability	5,000	9,555
Long-term debt	—	2,059
Operating lease liabilities long-term	11,482	3,597
Other long-term liabilities	434	434
Total liabilities	45,076	29,572
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.00001 par value; 125,000,000 shares authorized, 32,907,101 and 27,821,685 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	668,026	575,811
Accumulated deficit	(520,878)	(507,959)
Total stockholders’ equity	147,148	67,852
Total liabilities and stockholders’ equity	$192,224	$97,424

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands, except share and per share data)
Revenue:
Product	$31,490	$24,526	$59,546	$52,833
Research services	180	115	221	227
Total revenue	31,670	24,641	59,767	53,060
Cost of revenue:
Product	27,051	21,761	51,180	44,160
Research services	39	29	51	69
Gross profit	4,580	2,851	8,536	8,831
Operating expenses:
Research and development	2,609	2,121	5,051	4,348
Sales and marketing	3,568	2,972	6,869	6,296
General and administrative	5,017	3,406	9,405	6,921
Total operating expenses	11,194	8,499	21,325	17,565
Loss from operations	(6,614)	(5,648)	(12,789)	(8,734)
Interest expense, net	(55)	(50)	(130)	(133)
Total interest expense, net	(55)	(50)	(130)	(133)
Net loss	$(6,669)	$(5,698)	$(12,919)	$(8,867)
Net loss per share:
Basic and diluted	$(0.23)	$(0.21)	$(0.46)	$(0.34)
Weighted-average common shares outstanding:
Basic and diluted	28,501,044	26,521,861	28,243,687	25,858,076

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Preferred Stock $0.00001 Par Value		Common Stock $0.00001 Par Value		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Value	Shares	Value
Balance at December 31, 2020	—	$—	27,821,685	$—	$575,811	$(507,959)	$67,852
Net loss	—	—	—	—	—	(6,250)	(6,250)
Stock compensation expense	—	—	—	—	976	—	976
Vesting of restricted stock units	—	—	246,737	—	(2,613)	—	(2,613)
Proceeds from employee stock option exercises	—	—	48,056		463	—	463
Proceeds from at-the-market offering, net of commissions and fees of $193 and issuance costs of $17	—	—	305,182	—	6,215	—	6,215
Forfeiture of performance-based restricted stock	—	—	(78,125)	—	—	—	—
Balance at March 31, 2021	—	$—	28,343,535	$—	$580,852	$(514,209)	$66,643
Net loss	—	—	—	—	—	(6,669)	(6,669)
Stock compensation expense	—	—	—	—	1,070	—	1,070
Issuance of restricted stock	—	—	476,550	—	—	—	—
Vesting of restricted stock units	—	—	6,207	—	(64)	—	(64)
Proceeds from employee stock option exercises	—	—	23,886	—	230	—	230
Proceeds from at-the-market offering, net of commissions and fees of $383 and issuance costs of $27	—	—	594,799	—	12,352	—	12,352
Proceeds from private placement common stock offering, net of fees and issuance costs of $1,414	—	—	3,462,124	—	73,586	—	73,586
Balance at June 30, 2021	—	$—	32,907,101	$—	$668,026	$(520,878)	$147,148

	Preferred Stock $0.00001 Par Value		Common Stock $0.00001 Par Value		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Value	Shares	Value
Balance at December 31, 2019	—	$—	24,302,504	$—	$545,140	$(486,150)	$58,990
Net loss	—	—	—	—	—	(3,169)	(3,169)
Stock compensation expense	—	—	—	—	992	—	992
Vesting of restricted stock units	—	—	336,951	—	(1,195)	—	(1,195)
Proceeds from underwritten public offering, net of underwriting discounts and commissions of $1,093 and issuance costs of $285	—	—	1,955,000	—	14,751	—	14,751
Balance at March 31, 2020	—	$—	26,594,455	$—	$559,688	$(489,319)	$70,369
Net loss	—	—	—	—	—	(5,698)	(5,698)
Stock compensation expense	—	—	—	—	1,007	—	1,007
Issuance of restricted stock	—	—	45,066	—	—	—	—
Vesting of restricted stock units	—	—	5,629	—	(16)	—	(16)
Proceeds from employee stock option exercises	—	—	200,159	—	869	—	869
Balance at June 30, 2020	—	$—	26,845,309	$—	$561,548	$(495,017)	$66,531

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net loss	$(12,919)	$(8,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,742	5,125
Amortization of debt issuance costs	7	2
Provision for bad debt	(98)	—
Stock-compensation expense	2,046	1,999
Reduction in the carrying amount of operating lease right-of-use assets	520	472
Changes in operating assets and liabilities:
Accounts receivable	(3,570)	13,086
Inventories	3,661	(684)
Prepaid expenses and other assets	(1,174)	(287)
Accounts payable	3,962	(7,546)
Accrued expenses	3,083	(3,965)
Deferred revenue	(192)	(2,318)
Operating lease liabilities	(597)	(537)
Other liabilities	—	278
Net cash used in operating activities	(529)	(3,242)
Cash flows from investing activities:
Capital expenditures	(3,879)	(1,977)
Net cash used in investing activities	(3,879)	(1,977)
Cash flows from financing activities:
Proceeds from underwritten public offering, net of underwriting discounts and commissions of $1,093	—	15,036
Issuance costs from underwritten public offering	—	(285)
Proceeds from issuance of long-term debt	—	3,686
Issuance costs from long-term debt	—	(27)
Repayments of borrowings under line of credit, net	—	(3,123)
Proceeds from employee stock option exercises	693	869
Payments made for employee restricted stock tax withholdings	(2,677)	(1,211)
Proceeds from at-the-market offering, net of commissions and fees of $576	18,611	—
Issuance costs from at-the-market offering	(44)	—
Proceeds from private placement offering	75,000	—
Fees and issuance costs from private placement offering	(1,414)	—
Net cash provided by financing activities	90,169	14,945
Net increase in cash	85,761	9,726
Cash and cash equivalents at beginning of period	16,496	3,633
Cash and cash equivalents at end of period	$102,257	$13,359
Supplemental disclosures of cash flow information:
Interest paid	$113	$125
Income taxes paid	$—	$—
Supplemental disclosures of non-cash activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$9,032	$389
Changes in accrued capital expenditures	$209	$(337)

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Description of Business and Basis of Presentation

Nature of Business

Aspen Aerogels, Inc. (the Company) is an aerogel technology company that designs, develops and manufactures innovative, high-performance aerogel insulation used primarily in the energy infrastructure and building materials markets. In addition, the Company has introduced a line of aerogel thermal barriers for use in lithium-ion batteries in the electric vehicle market. The Company is also developing applications for its aerogel technology in the battery materials and a number of other high-potential markets.

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

Liquidity

During the six months ended June 30, 2021, the Company incurred a net loss of $12.9 million, used $0.5 million of cash in operations, used $3.9 million of cash for capital expenditures, received net proceeds of $18.6 million through an at-the-market offering of the Company’s common stock and received net proceeds of $73.6 million through a private placement offering of the Company’s common stock. At June 30, 2021, the Company had cash and cash equivalents of $102.3 million, total debt of $3.7 million, a $4.5 million current prepayment liability (see note 9) and no outstanding borrowings under its revolving line of credit (see note 7). After giving effect to $1.5 million of outstanding letters of credit, the amount available to the Company at June 30, 2021 under the revolving line of credit was $7.9 million. The existing revolving line of credit matures on April 28, 2022.

The Company is increasing investment in the research and development of next-generation aerogel products and manufacturing process technologies. In addition, the Company is continuing to develop aerogel products and technologies for the electric vehicle market. The Company believes that the commercial potential for the Company’s technology in the electric vehicle market is significant. Accordingly, the Company plans to continue to hire additional personnel, incur additional operating expenses, and incur capital expenditures to expand silica aerogel manufacturing capacity, build an automated thermal barrier fabrication operation, enhance research and development laboratory facilities and equipment, and construct a battery materials facility, among other efforts.

The Company expects its existing cash balance and the amount anticipated to be available under the existing revolving line of credit will be sufficient to support current operating requirements, current research and development activities and the initial capital expenditures required to support the evolving commercial opportunity in the electric vehicle market and other strategic business opportunities. However, the Company plans to supplement its cash balance and available credit with equity financings, debt financings, customer prepayments, or technology licensing fees to provide the additional capital necessary to complete future capacity expansions or to fund evolving strategic business initiatives.

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

In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments that are of a normal recurring nature and necessary for the fair statement of the Company’s financial position as of June 30, 2021 and the results of its operations and stockholders’ equity for the three and six months ended June 30, 2021 and 2020 and the cash flows for the six month periods then ended. The Company has evaluated subsequent events through the date of this filing.

The Company’s results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or any other period. In addition, the Company is uncertain of the continued duration and severity of the COVID-19 pandemic and the impact it will have on the Company’s results of operations for the year ending December 31, 2021 or any other period.

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

Concentration of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of accounts receivable. The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of accounts receivable. The Company reviews the allowance for doubtful accounts quarterly. During the six months ended June 30, 2021, the Company recorded a reduction for estimated customer uncollectible accounts receivable of $0.1 million and had collections of $0.2 million of previously reserved customer accounts receivables. The Company did not record a charge for uncollectible accounts receivable during the six months ended June 30, 2020.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers (ASC 606). See note 3 for further details.

Leases

The Company accounts for its leases in accordance with Accounting Standards Update (ASU) 2016-02 (Topic 842). See note 10 for further details.

Stock-based Compensation

Stock-based compensation expense is measured at the grant date based on the fair value of the award. Expense is recognized on a straight-line basis over the requisite service period for all awards with service conditions. For performance-based awards, the grant date fair value is recognized as expense when the condition is probable of being achieved and then on a graded basis over the requisite service period. The Company uses the Black-Scholes option-pricing model to determine the fair value of service-based option awards, which requires a number of complex and subjective assumptions including the fair value of the underlying security, the expected volatility of the underlying security, a risk-free interest rate and the expected term of the option. The fair value of restricted stock and restricted stock unit grants is determined using the closing trading price of the Company’s common stock on the date of grant. The fair value of awards containing market conditions is determined using a Monte-Carlo simulation model based upon the nature of the conditions, the expected volatility of the underlying security, and other relevant factors.

During the six months ended June 30, 2021, the Company granted 62,956 restricted common stock units (RSUs) with a grant date fair value of $1.5 million and non-qualified stock options (NSOs) to purchase 202,189 shares of common stock with a grant date fair value of $2.7 million to employees under the 2014 Employee, Director, and Consultant Equity Incentive Plan (the 2014 Equity Plan). The RSUs and NSOs granted to employees will vest over a three-year period. During the six months ended June 30, 2021, the Company also granted 14,934 shares of restricted common stock with a grant date fair value of $0.3 million and NSOs to purchase 18,528 shares of common stock with a grant date fair value of $0.2 million to its non-employee directors under the 2014 Equity Plan. The restricted common stock and NSOs granted to non-employee directors vest upon the earlier of the date that is the one-year anniversary of the grant or the day prior to the Company’s annual meeting of stockholders to be held in 2022.

On June 29, 2021, the Company also issued 461,616 shares of restricted common stock to its Chief Executive Officer. The restricted common stock issued to the CEO will vest subject to achievement of certain common stock price targets, as defined, over a three-to-five year period. The Company used a Monte-Carlo simulation model to estimate the grant date fair value of the award. The equity award had an aggregate fair value of $6.5 million at the time of grant.

Stock-based compensation is included in cost of revenue or operating expenses, as applicable, and consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Cost of product revenue	$129	$127	$241	$446
Research and development expenses	189	167	378	313
Sales and marketing expenses	206	174	374	345
General and administrative expenses	546	539	1,053	895
Total stock-based compensation	$1,070	$1,007	$2,046	$1,999

Pursuant to the “evergreen” provisions of the 2014 Equity Plan, the number of shares of common stock authorized for issuance under the plan automatically increased by 556,433 shares to 8,531,413 shares effective January 1, 2021.

As of June 30, 2021, 4,101,681 shares of common stock were reserved for issuance upon the exercise or vesting of outstanding stock-based awards granted under the 2014 Equity Plan. In addition, as of June 30, 2021, 79,960 shares of common stock were reserved for issuance upon the exercise of outstanding stock options granted under the Company’s 2001 Equity Incentive Plan, as amended (the 2001 Equity Plan). Any cancellations or forfeitures of the options outstanding under the 2001 Equity Plan will result in the shares reserved for issuance upon exercise of such options becoming available for grant under the 2014 Equity Plan. As of June 30, 2021, the Company has either reserved in connection with statutory tax withholdings or issued a total of 3,632,924 shares under the 2014 Equity Plan. As of June 30, 2021, there were 716,848 shares of common stock available for future grant under the 2014 Equity Plan.

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

Information about the Company’s total revenues, based on shipment destination or services location, is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Revenue:
U.S.	$15,544	$8,092	$28,299	$21,765
International	16,126	16,549	31,468	31,295
Total	$31,670	$24,641	$59,767	$53,060

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

The Company did not record any warranty expense during the six months ended June 30, 2021 and 2020.

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

Standards Implemented Since December 31, 2020

The Company has not implemented any accounting standards that had a material impact on its consolidated financial statements during the six months ended June 30, 2021.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. The Company did not have any contracts outstanding at December 31, 2020 and did not enter into any contracts during the six months ended June 30, 2021 that contained a significant financing component.

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

The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using historical rates of return, current quarter credit sales, and specific items of exposure on a contract-by-contract basis. Sales return reserves were approximately $0.1 million at both June 30, 2021 and December 31, 2020.

Subsea Projects

The Company manufactures and sells subsea products that are designed for pipe-in-pipe applications in subsea oil production and are typically customized to meet customer specifications. Subsea products typically have no alternative use and contain an enforceable right to payment. Customer invoicing terms for subsea products are typically based on certain milestones within the production and delivery schedule. Under the provisions of ASC 606, the Company recognizes revenue at a point in time when transfer of control of the products is passed to the customer, or over time utilizing the input method. The timing of revenue recognition is assessed on a contract-by-contract basis. During the six months ended June 30, 2021 and 2020, the Company recognized revenue of $1.1 million and $5.3 million, respectively, in connection with subsea projects.

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

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical region and source of revenue:

	Three Months Ended June 30,
	2021			2020
	U.S.	International	Total	U.S.	International	Total
	(In thousands)
Geographical region
Asia	$—	$4,553	$4,553	$—	$13,652	$13,652
Canada	—	991	991	—	235	235
Europe	—	9,435	9,435	—	1,818	1,818
Latin America	—	1,147	1,147	—	844	844
U.S.	15,544	—	15,544	8,092	—	8,092
Total revenue	$15,544	$16,126	$31,670	$8,092	$16,549	$24,641

Source of revenue
Product revenue	$15,364	$15,459	$30,823	$7,974	$13,454	$21,428
Subsea projects	—	667	667	3	3,095	3,098
Research services	180	—	180	115	—	115
Total revenue	$15,544	$16,126	$31,670	$8,092	$16,549	$24,641

	Six Months Ended June 30,
	2021			2020
	U.S.	International	Total	U.S.	International	Total
	(In thousands)
Geographical region
Asia	$—	$10,141	$10,141	$—	$23,756	$23,756
Canada	—	1,955	1,955	—	690	690
Europe	—	16,681	16,681	—	4,955	4,955
Latin America	—	2,691	2,691	—	1,894	1,894
U.S.	28,299	—	28,299	21,765	—	21,765
Total revenue	$28,299	$31,468	$59,767	$21,765	$31,295	$53,060

Source of revenue
Product revenue	$28,078	$30,394	$58,472	$20,427	$27,087	$47,514
Subsea projects	—	1,074	1,074	1,111	4,208	5,319
Research services	221	—	221	227	—	227
Total revenue	$28,299	$31,468	$59,767	$21,765	$31,295	$53,060

Contract Balances

The following table presents changes in the Company’s contract assets and contract liabilities during the six months ended June 30, 2021:

	Balance at December 31, 2020	Additions	Deductions	Balance at June 30, 2021
	(In thousands)
Contract assets
Subsea projects	$1,370	$1,707	$(1,770)	$1,307
Research services	67	220	(179)	108
Total contract assets	$1,437	$1,927	$(1,949)	$1,415
Contract liabilities
Deferred revenue
Product revenue	$1,859	$2,508	$(3,304)	$1,063
Subsea projects	178	$1,474	$(845)	807
Prepayment liability	9,555	—	(25)	9,530
Total contract liabilities	$11,592	$3,982	$(4,174)	$11,400

During the six months ended June 30, 2021, the Company recognized $1.6 million of revenue that was included in deferred revenue at December 31, 2020.

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

(4) Inventories

Inventories consist of the following:

	June 30,	December 31,
	2021	2020
	(In thousands)
Raw materials	$5,013	$4,068
Finished goods	4,425	9,031
Total	$9,438	$13,099

(5) Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	June 30,	December 31,	Useful
	2021	2020	life
	(In thousands)
Construction in progress	$2,348	$1,906	—
Buildings	24,016	24,016	30 years
Machinery and equipment	127,541	124,807	3-10 years
Computer equipment and software	9,303	8,850	3 years
Total	163,208	159,579
Accumulated depreciation	(117,123)	(112,840)
Property, plant and equipment, net	$46,085	$46,739

Depreciation expense was $4.7 million and $5.1 million for the six months ended June 30, 2021 and 2020, respectively.

Construction in progress totaled $2.3 million and $1.9 million at June 30, 2021 and December 31, 2020, respectively, principally associated with capital projects in the Company’s East Providence, Rhode Island facility.

(6) Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2021	2020
	(In thousands)
Employee compensation	$5,266	$2,587
Other accrued expenses	1,701	1,297
Total	$6,967	$3,884

(7) Revolving Line of Credit

The Company is party to an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (Loan Agreement). On March 12, 2021, the Loan Agreement was amended and restated to extend the maturity date of the revolving credit facility to April 28, 2022 and to establish certain minimum Adjusted EBITDA levels and minimum Adjusted Quick Ratio covenants, each as defined in the Loan Agreement.

Under the revolving credit facility, the Company is permitted to borrow a maximum of $20.0 million, subject to continued covenant compliance and borrowing base requirements. The interest rate applicable to borrowings under the revolving credit facility is based on the prime rate, subject to a minimum rate of 4.00% per annum. The rates applicable to borrowings vary from prime rate plus 0.75% per annum to prime rate plus 2.00% per annum. In addition, the Company is required to pay a monthly unused revolving line facility fee of 0.50% per annum of the average unused portion of the revolving credit facility.

Under the Loan Agreement, the Company is required to comply with both non-financial and financial covenants, including a minimum Adjusted EBITDA covenant and a minimum Adjusted Quick Ratio covenant. At June 30, 2021, the Company was in compliance with all such covenants. Obligations under the Loan Agreement are secured by a security interest in all assets of the Company, including those at the East Providence facility, except for certain exclusions. The Company intends to extend or replace the facility prior to its maturity.

At June 30, 2021 and December 31, 2020, the Company had no amounts drawn from the revolving credit facility.

The Company has provided letters of credit to secure obligations under certain commercial contracts and other obligations. The Company had outstanding letters of credit backed by the revolving credit facility of $1.5 million and $1.4 million at June 30, 2021 and December 31, 2020, respectively, which reduce the funds otherwise available to the Company under the facility.

At June 30, 2021, the amount available to the Company under the revolving credit facility was $7.9 million after giving effect to the $1.5 million of outstanding letters of credit.

(8) Debt

On May 1, 2020, Aspen Aerogels Rhode Island, LLC (Borrower) executed a promissory note (Note) in favor of Northeast Bank to receive an unsecured loan in the principal amount of $3.7 million (the PPP Loan) pursuant to the Paycheck Protection Program (PPP) established by the CARES Act, as amended by the Paycheck Protection Program Flexibility Act (Flexibility Act), and administered by the Small Business Administration (SBA). The Borrower conferred with representatives of the SBA prior to finalizing the PPP Loan. The PPP Loan was subsequently sold by Northeast Bank to The Loan Source, Inc. (PPP Investor), a secondary market investor.

The PPP Loan carries an interest rate of 1% per year and matures two years from the date of the Note. The PPP Loan indebtedness may be forgiven in whole or in part upon application by the Borrower to the PPP Investor. The PPP Investor will determine to what extent the PPP Loan is eligible for forgiveness, subject to SBA guidelines and other regulations, based on the use of loan proceeds for payroll costs, payment of interest on covered mortgage obligations, rent and utility costs over either an eight-week or 24-week period, at the Borrower’s option, following the Borrower’s receipt of the loan proceeds. Upon the Borrower’s application for forgiveness, the SBA will review the Borrower’s eligibility, use of proceeds and other certifications in connection with the application for the PPP Loan. Upon such review, the SBA may approve or deny the Borrower’s loan forgiveness application, in whole or part. As of June 30, 2021, the Borrower had not applied for forgiveness.

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

Long-term debt consists of the following:

	June 30,	December 31,
	2021	2020
	(In thousands)
Long-term debt, principal	$3,686	$3,686
Current portion of long-term debt	(3,675)	(1,609)
Debt issuance costs, net of accumulated amortization	(11)	(18)
Long-term debt	$—	$2,059

The schedule of required principal payments remaining on long-term debt outstanding as of June 30, 2021 is as follows:

Year	Principal Payments
(In thousands)
2021 (excluding the six months ended June 30, 2021)	1,609
2022	2,077
Total principal payments	$3,686

(9) Commitments and Contingencies

Cloud Computing Agreement

The Company is party to a cloud computing agreement that is a service contract for enterprise resource planning software. The agreement has a three-year term beginning on January 15, 2021. During the six months ended June 30, 2021, the Company capitalized $0.3 million of costs related to implementation of the agreement that will begin to amortize during 2022. The capitalized implementation costs are included within other long-term assets on the consolidated balance sheets.

Thermal Barrier Contracts

The Company is party to three contracts with a major U.S. automotive original equipment manufacturer (OEM) to supply fabricated, multi-part thermal barriers (Barriers) for use in the battery system of its next-generation electric vehicles (Contracts). Pursuant to the Contracts, the Company is obligated to supply Barriers at fixed annual prices and at volumes to be specified by the OEM up to a daily maximum quantity through the respective terms of the agreements, one of which expires in 2026 and two of which expire in 2034. While the OEM has agreed to purchase its requirement for Barriers from the Company for locations to be designated from time to time by the OEM, it has no obligation to purchase any minimum quantity of Barriers under the Contracts. In addition, the OEM may terminate the Contracts at any time and for any or no reason. All other terms of the Contracts are generally consistent with the OEM’s standard purchase terms, including quality and warranty provisions customary in automotive industry.

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

As of June 30, 2021, the Company had received $10.0 million in prepayments from BASF and applied approximately $0.3 million of credits against amounts invoiced.

The prepayment liability consists of the following:

	June 30,	December 31,
	2021	2020
	(In thousands)
Prepayment liability	$9,733	$9,845
Current portion of prepayment liability	(4,530)	—
Prepayment liability included within deferred revenue	(203)	(290)
Prepayment liability, long-term	$5,000	$9,555

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

(10) Leases

The Company leases office, laboratory, warehouse and fabrication space in Northborough, Massachusetts, Marlborough, Massachusetts, Pawtucket, Rhode Island, and East Providence, Rhode Island under operating leases. Under these agreements, the Company is obligated to pay annual rent, real estate taxes, and certain other operating expenses. The Company also leases equipment under operating leases. The Company’s operating leases expire at various dates through 2031.

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

Maturities of operating lease liabilities at June 30, 2021 are as follows:

Year	Operating Leases
(In thousands)
2021 (excluding the six months ended June 30, 2021)	1,078
2022	2,560
2023	2,528
2024	1,938
2025	1,702
Thereafter	6,803
Total lease payments	16,609
Less imputed interest	(3,531)
Total lease liabilities	$13,078

The Company incurred operating lease costs of $0.7 million during both the six months ended June 30, 2021 and 2020. Cash payments related to operating lease liabilities were $0.8 million and $0.7 million during the six months ended June 30, 2021 and 2020, respectively.

At June 30, 2021, the weighted average remaining lease term for operating leases was 7.9 years. At June 30, 2021, the weighted average discount rate for operating leases was 6.3%.

As of June 30, 2021, the Company has additional operating equipment leases that will commence during 2021 with total lease payments of $0.4 million and a weighted average lease term of 5.0 years.

(11) CARES Act Payroll Tax Deferral

The Company elected to defer approximately $0.9 million of its employer payroll tax obligation for the period from March 27, 2020 to December 31, 2020 pursuant to the provisions of the CARES Act. The Company is required to remit 50 percent of the deferred tax balance on or before December 31, 2021 and the remaining 50 percent on or before December 31, 2022.

Other long-term liabilities consist of the following:

	June 30,	December 31,
	2021	2020
	(In thousands)
Deferred employer payroll tax obligation	$870	$870
Current portion of deferred payroll tax obligation	(436)	(436)
Other long-term liabilities	$434	$434

(12) Net Loss Per Share

The computation of basic and diluted net loss per share consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands, except share and per share data)
Numerator:
Net loss	$(6,669)	$(5,698)	$(12,919)	$(8,867)
Denominator:
Weighted average shares outstanding, basic and diluted	28,501,044	26,521,861	28,243,687	25,858,076
Net loss per share, basic and diluted	$(0.23)	$(0.21)	$(0.46)	$(0.34)

Potentially dilutive common shares that were excluded from the computation of diluted net loss per share because they were anti-dilutive consist of the following:

	Three and Six Months Ended
	June 30,
	2021	2020
Common stock options	3,834,009	3,954,223
Restricted common stock units	347,633	715,482
Restricted common stock awards	476,550	123,191
Total	4,658,192	4,792,896

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

(14) Subsequent Events

The Company has evaluated subsequent events through August 4, 2021, the date of issuance of the consolidated financial statements for the three and six months ended June 30, 2021.

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

We are also actively developing a number of promising aerogel products and technologies for the electric vehicle market. We have developed and are commercializing our proprietary line of PyroThin thermal barriers for use in lithium-ion batteries in electric vehicles. Our PyroThin product is an ultra-thin, lightweight and flexible thermal barrier designed with other functional layers to impede the propagation of thermal runaway across multiple lithium-ion battery system architectures. Our thermal barrier technology is designed to offer a unique combination of performance attributes that enable electric vehicle manufacturers to achieve critical safety goals without sacrificing driving range. In addition, we are seeking to leverage our patented carbon aerogel technology to develop industry-leading battery materials for lithium-ion battery systems. These battery materials have the potential to enable an increase in the drive range of electric vehicles.

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

We manufacture our products using our proprietary technology at our facility in East Providence, Rhode Island. We have operated the East Providence facility since 2008 and have increased our annual capacity in phases through December 31, 2020 to approximately 55 million square feet of aerogel blankets. We are currently engaged in an initiative, which we refer to as EP20, designed to increase the capacity of the East Providence facility to approximately 60 million square feet of aerogel blankets by the end of 2021. In addition, we anticipate that we will need to construct a state-of-the-art thermal barrier fabrication operation, hire dedicated thermal barrier fabrication employees, and increase our aerogel blanket manufacturing capacity to keep pace with the significant potential demand for our PyroThin thermal barriers. Accordingly, we are planning a significant expansion of our aerogel capacity prior to the end of 2023. The expected elements of the expansion plan will include the size of the required capacity expansion, the selection of an optimal manufacturing site for the expansion, and a detailed timeline for the construction and operation of the facility.

We have entered into three contracts with a major U.S. automotive original equipment manufacturer to supply fabricated, multi-part thermal barriers for use in the battery system of its next-generation electric vehicles. Pursuant to the contracts, we are obligated to supply the barriers at fixed annual prices and at volumes to be specified by the customer up to a daily maximum quantity through the respective term of the agreements, one of which expires in 2026 and two of which expire in 2034. While the customer has agreed to purchase from us its requirement for the barriers at locations to be designated from time to time, it has no obligation to purchase any minimum quantity of barriers under the contracts. In addition, the customer may terminate the contracts any time and for any or no reason. All other terms of the contracts are generally consistent with the customer’s standard purchase terms, including quality and warranty provisions customary in the automotive industry.

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

On March 12, 2021, we entered into an Amended and Restated Loan and Security Agreement (Loan Agreement) with Silicon Valley Bank to extend the maturity date of the revolving credit facility to April 28, 2022. Pursuant to the Loan Agreement, we are permitted to borrow a maximum of $20.0 million, subject to continued covenant compliance and borrowing base requirements. The interest rate applicable to borrowings under the revolving credit facility is based on the prime rate, as defined, subject to a minimum rate of 4.00% per annum. The rates applicable to borrowings vary from prime rate plus 0.75% per annum to prime rate plus 2.00% per annum. In addition, we are required to pay a monthly unused revolving line facility fee of 0.50% per annum of the average unused portion of the revolving credit facility. The credit facility has also been amended to establish certain minimum Adjusted EBITDA and minimum Adjusted Quick Ratio covenants, each as defined in the Loan Agreement.

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

The Borrower may also choose to apply to have the PPP Loan forgiven in whole or in part subject to SBA guidelines. The potential amount of forgiveness is based on the Borrower’s use of loan proceeds for payroll costs, mortgage interest payments, rent and utility costs over either an eight-week or 24-week period following receipt of the loan proceeds. The SBA may deny the loan forgiveness application if the agency determines that the Borrower was ineligible for the PPP Loan or any forgiveness criteria. As of June 30, 2021, the Borrower had not applied for forgiveness.

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

On June 29, 2021, we entered into a securities purchase agreement (Purchase Agreement) with an affiliate of Koch Strategic Platforms (Purchaser). Pursuant to the terms of the Purchase Agreement, we sold to the Purchaser an aggregate of 3,462,124 shares of our common stock at a purchase price equal to $21.663 per share, for aggregate gross proceeds of approximately $75.0 million (the Private Placement).

Our revenue for the six months ended June 30, 2021 was $59.8 million, which represented an increase of $6.7 million, or 13%, from $53.1 million for the six months ended June 30, 2020. Net loss for the six months ended June 30, 2021 was $12.9 million and net loss per share was $0.46. Net loss for the six months ended June 30, 2020 was $8.9 million and net loss per share was $0.34.

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

Square Foot Operating Metric

We price our product and measure our product shipments in square feet. We estimate our annual capacity was approximately 55 million square feet of aerogel blankets at June 30, 2021. We believe the square foot operating metric allows us and our investors to measure our manufacturing capacity and product shipments on a uniform and consistent basis. The following chart sets forth product shipments in square feet associated with recognized revenue, including revenue recognized over time utilizing the input method, for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Product shipments in square feet	9,870	7,317	18,514	15,482

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

The following table presents a reconciliation of net loss, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Net loss	$(6,669)	$(5,698)	$(12,919)	$(8,867)
Depreciation and amortization	2,104	2,562	4,742	5,125
Stock-based compensation(1)	1,070	1,007	2,046	1,999
Interest expense	55	50	130	133
Adjusted EBITDA	$(3,440)	$(2,079)	$(6,001)	$(1,610)

(1)	Represents non-cash stock-based compensation related to vesting and modifications of stock option grants, vesting of restricted stock units and vesting of restricted common stock.

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

During 2021, we are projecting growth in total revenue principally due to an anticipated increase in maintenance-based demand in the petrochemical and refinery market and growth in the European building materials market. We have also announced a price increase to offset an increase in raw material costs during 2021 that will contribute to revenue growth.

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

During 2021, we are projecting growth in total revenue principally due to an anticipated increase in maintenance-based demand in the petrochemical and refinery market and growth in the European building materials market. We have also announced a price increase to offset an increase in raw material costs during 2021 that will contribute to revenue growth.

Cost of Revenue

Cost of product revenue consists primarily of materials and manufacturing expense. Cost of product revenue is recorded when the related product revenue is recognized.

Material is our most significant component of cost of product revenue and includes fibrous batting, silica materials and additives. Material costs as a percentage of product revenue vary from product to product due to differences in average selling prices, material requirements, product thicknesses and manufacturing yields. In addition, we provide warranties for our products and record the estimated cost within cost of revenue in the period that the related revenue is recorded or when we become aware that a potential warranty claim is probable and can be reasonably estimated. As a result of these factors, material costs as a percentage of product revenue will vary from period to period due to changes in the mix of aerogel products sold, the costs of our raw materials or the estimated cost of warranties. We expect that material costs will increase in absolute dollars due to projected growth in product shipments, but decrease as a percentage of revenue during 2021 due to the impact of our 2021 price increase, a projected favorable product mix and the impact of our bill of material cost initiatives.

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

During 2021, we project that gross profit will grow in absolute dollars versus 2020 due to projected growth in total revenue and a decrease in projected material costs as a percentage of revenue, offset, in part, by an increase in manufacturing expense. However, we expect that gross profit as a percentage of revenue may increase or decrease modestly versus 2020 depending on the level of revenue achieved during 2021.

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

While we expect our research and development expenses will increase in absolute dollars but decrease as a percentage of revenue in the longer term, in 2021 we expect these expenses will increase in both absolute dollars and as a percentage of revenue.

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

Results of Operations

Three months ended June 30, 2021 compared to the three months ended June 30, 2020

The following tables set forth a comparison of the components of our results of operations for the periods presented:

Revenue

	Three Months Ended June 30,
	2021		2020		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Revenue:
Product	$31,490	99%	$24,526	100%	$6,964	28%
Research services	180	1%	115	0%	65	57%
Total revenue	$31,670	100%	$24,641	100%	$7,029	29%

The following chart sets forth product shipments in square feet associated with recognized revenue, including revenue recognized over time utilizing the input method, for the periods presented:

	Three Months Ended June 30,		Change
	2021	2020	Amount	Percentage
Product shipments in square feet (in thousands)	9,870	7,317	2,553	35%

Total revenue increased $7.1 million, or 29%, to $31.7 million for the three months ended June 30, 2021 from $24.6 million in the comparable period in 2020. The increase in total revenue was principally the result of an increase in product revenue.

Product revenue increased by $7.0 million, or 28%, to $31.5 million for the three months ended June 30, 2021 from $24.5 million in the comparable period in 2020. This increase was principally driven by growth in the petrochemical and refinery markets, particularly in the United States, and growth in the European building materials market, offset, in part, by a decrease in project-based demand in the subsea and LNG markets.

Product revenue for the three months ended June 30, 2021 included $9.6 million to a North American distributor and $3.7 million to a European LNG project contractor. Product revenue for the three months ended June 30, 2020 included $5.5 million to an Asian LNG project contractor, $3.1 million to a subsea contractor and $2.4 million to a North American distributor.

The average selling price per square foot of our products decreased by $0.16, or 5%, to $3.19 per square foot for the three months ended June 30, 2021 from $3.35 per square foot for the three months ended June 30, 2020. The decrease in average selling price principally reflected the impact of a change in the mix of products sold. This decrease in average selling price had the effect of decreasing product revenue by $1.6 million for the three months ended June 30, 2021 from the comparable period in 2020.

In volume terms, product shipments increased by 2.6 million square feet, or 35%, to 9.9 million square feet of aerogel products for the three months ended June 30, 2021, as compared to 7.3 million square feet for the three months ended June 30, 2020. The increase in product volume had the effect of increasing product revenue by $8.6 million for the three months ended June 30, 2021 from the comparable period in 2020.

Research services revenue increased $0.1 million, or 57%, to $0.2 million for the three months ended June 30, 2021 from $0.1 million in the comparable period in 2020. The increase was due to the timing of research work performed.

Product revenue was 99% of total revenue for the three months ended June 30, 2021 and greater than 99% of total revenue for the three months ended June 30, 2020. Research services revenue was 1% of total revenue for the three months ended June 30, 2021 and less than 1% of total revenue for the three months ended June 30, 2020.

Cost of Revenue

	Three Months Ended June 30,
	2021			2020			Change
		Percentage of Related	Percentage of Total		Percentage of Related	Percentage of Total
	Amount	Revenue	Revenue	Amount	Revenue	Revenue	Amount	Percentage
	($ in thousands)
Cost of revenue:
Product	$27,051	86%	85%	$21,761	89%	88%	$5,290	24%
Research services	39	22%	0%	29	25%	0%	10	34%
Total cost of revenue	$27,090	86%	86%	$21,790	88%	88%	$5,300	24%

Total cost of revenue increased $5.3 million, or 24%, to $27.1 million for the three months ended June 30, 2021 from $21.8 million in the comparable period in 2020. The increase in total cost of revenue was primarily the result of an increase in product cost of revenue.

Product cost of revenue increased by $5.3 million, or 24%, to $27.1 million for the three months ended June 30, 2021 from $21.8 million in the comparable period in 2020. The $5.3 million increase was the result of a $2.5 million increase in material costs and a $2.8 million increase in manufacturing expense. The increase in material costs was principally the result of the 2.6 million square feet, or 35%, increase in total product shipments. The increase in manufacturing expense was the result of increases in compensation and related expenses of $1.8 million, operating supplies of $0.4 million, maintenance costs of $0.3 million, waste disposal costs of $0.2 million, utilities cost of $0.2 million and professional services of $0.1 million, offset, in part, by a decrease in other manufacturing expenses of $0.2 million.

Product cost of revenue as a percentage of product revenue decreased to 86% during the three months ended June 30, 2021 from 89% during the three months ended June 30, 2020. This decrease was principally the result of the decrease in material costs as a percentage of revenue during the three months ended June 30, 2021.

Research services cost of revenue was less than $0.1 million for both the three months ended June 30, 2021 and 2020.

Gross Profit

	Three Months Ended June 30,
	2021		2020		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Gross profit	$4,580	14%	$2,851	12%	$1,729	61%

Gross profit increased $1.7 million, or 61%, to $4.6 million for the three months ended June 30, 2021 from $2.9 million in the comparable period in 2020. The increase in gross profit was the result of the $7.1 million increase in total revenue, offset, in part, by the $5.3 million increase in total cost of revenue. The increase in revenue was principally driven by growth in the petrochemical and refinery markets, particularly in the United States, and growth in the European building materials market, offset, in part, by a decrease in project-based demand in the subsea and LNG markets. The increase in total cost of revenue was the result of the $2.5 million increase in material costs associated with 2.6 million square feet, or 35%, increase in total product shipments and the $2.8 million increase in manufacturing expense during 2021.

Gross profit as a percentage of total revenue increased to 14% of total revenue for the three months ended June 30, 2021 from 12% in the comparable period in 2020.

Research and Development Expenses

	Three Months Ended June 30,
	2021		2020		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Research and development expenses	$2,609	8%	$2,121	9%	$488	23%

Research and development expenses increased $0.5 million, or 23%, to $2.6 million for the three months ended June 30, 2021 from $2.1 million in the comparable period in 2020. The $0.5 million increase reflects an increase in compensation expense associated with the hiring of new employees to facilitate our efforts to optimize our carbon aerogel battery materials and develop next-generation aerogel compositions, form factors and manufacturing technologies.

Research and development expenses as a percentage of total revenue decreased to 8% for the three months ended June 30, 2021 from 9% in the comparable period in 2020 as a result of revenue growth in the three months ended June 30, 2021.

Sales and Marketing Expenses

	Three Months Ended June 30,
	2021		2020		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Sales and marketing expenses	$3,568	11%	$2,972	12%	$596	20%

Sales and marketing expenses increased by $0.6 million, or 20%, to $3.6 million for the three months ended June 30, 2021 from $3.0 million in the comparable period in 2020. The $0.6 million increase was the result of increases in compensation and related costs of $0.7 million and other sales related costs of $0.2, offset, in part, by a decrease in sales consultant expenses of $0.3 million.

Sales and marketing expenses as a percentage of total revenue decreased to 11% for the three months ended June 30, 2021 from 12% in the comparable period in 2020 as a result of revenue growth in the three months ended June 30, 2021.

General and Administrative Expenses

	Three Months Ended June 30,
	2021		2020		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
General and administrative expenses	$5,017	16%	$3,406	14%	$1,611	47%

General and administrative expenses increased by $1.6 million, or 47%, to $5.0 million for the three months ended June 30, 2021 from $3.4 million in the comparable period in 2020. The $1.6 million increase was the result of increases in professional services expenses of $0.9 million, compensation and related costs of $0.5 million, patent enforcement costs of $0.1 million and other general and administrative expenses of $0.2 million, offset, in part, by a decrease in the provision for uncollectible accounts of $0.1 million.

General and administrative expenses as a percentage of total revenue increased to 16% for the three months ended June 30, 2021 from 14% in the comparable period in 2020.

Interest Expense, net

	Three Months Ended June 30,
	2021		2020		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Interest expense, net	$(55)	0%	$(50)	0%	$(5)	10%

Interest expense, net, consists primarily of fees and interest expense associated with our revolving credit agreement and was less than $0.1 million for both the three months ended June 30, 2021 and 2020.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020

The following tables set forth a comparison of the components of our results of operations for the periods presented:

Revenue

	Six Months Ended June 30,
	2021		2020		Change
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	($ in thousands)
Revenue:
Product	$59,546	100%	$52,833	100%	$6,713	13%
Research services	221	0%	227	0%	(6)	(3)%
Total revenue	$59,767	100%	$53,060	100%	$6,707	13%

The following chart sets forth product shipments in square feet for the periods presented:

	Six Months Ended June 30,		Change
	2021	2020	Amount	Percentage
Product shipments in square feet (in thousands)	18,514	15,482	3,032	20%

Total revenue increased $6.7 million, or 13%, to $59.8 million for the six months ended June 30, 2021 from $53.1 million in the comparable period in 2020. The increase in total revenue was principally the result of an increase in product revenue.

Product revenue increased by $6.7 million, or 13%, to $59.5 million for the six months ended June 30, 2021 from $52.8 million in the comparable period in 2020. This increase was principally driven by growth in the petrochemical and refinery markets, particularly in the United States, growth in the European building materials market and an increase in project-based demand in the LNG market, offset, in part, by a decrease in project-based revenue in the subsea market.

Product revenue for the six months ended June 30, 2021 included $17.0 million to a North American distributor and $8.8 million to a European LNG project contractor. Product revenue for the six months ended June 30, 2020 included $10.1 million to an Asian LNG project contractor and $9.4 million to a North American distributor.

The average selling price per square foot of our products decreased by $0.19, or 6%, to $3.22 per square foot for the six months ended June 30, 2021 from $3.41 per square foot for the six months ended June 30, 2020. The decrease in average selling price principally reflected the impact of a change in the mix of products sold for the six months ended June 30, 2021 from the comparable period in 2020. This decrease in average selling price had the effect of decreasing product revenue by $3.6 million for the six months ended June 30, 2021 from the comparable period in 2020.

In volume terms, product shipments increased by 3.0 million square feet, or 20%, to 18.5 million square feet of aerogel products for the six months ended June 30, 2021, as compared to 15.5 million square feet for the six months ended June 30, 2020. The increase in product volume had the effect of increasing product revenue by $10.3 million for the six months ended June 30, 2021 from the comparable period in 2020.

Research services revenue was $0.2 million for both the six months ended June 30, 2021 and June 30, 2020.

Product revenue was nearly 100% of total revenue for the six months ended June 30, 2021 and June 30, 2020. Research services revenue was less than 1% of total revenue for the six months ended June 30, 2021 and June 30, 2020.

Cost of Revenue

	Six Months Ended June 30,
	2021			2020			Change
		Percentage of Related	Percentage of Total		Percentage of Related	Percentage of Total
	Amount	Revenue	Revenue	Amount	Revenue	Revenue	Amount	Percentage
	($ in thousands)
Cost of revenue:
Product	$51,180	86%	86%	$44,160	84%	83%	$7,020	16%
Research services	51	23%	0%	69	30%	0%	(18)	(26)%
Total cost of revenue	$51,231	86%	86%	$44,229	83%	83%	$7,002	16%

Total cost of revenue increased $7.0 million, or 16%, to $51.2 million for the six months ended June 30, 2021 from $44.2 million in the comparable period in 2020. The increase in total cost of revenue was principally the result of an increase in product cost of revenue.

Product cost of revenue increased $7.0 million, or 16%, to $51.2 million for the six months ended June 30, 2021 from $44.2 million in the comparable period in 2020. The $7.0 million increase was the result of a $4.3 million increase in material costs and a $2.7 million increase in manufacturing expense. The increase in material costs was driven principally by the 3.0 million square feet, or 20%, increase in product shipments. The increase in manufacturing expense was the result of increases in compensation and related expenses of $1.6 million, operating supplies of $0.6 million, maintenance costs of $0.4 million and other manufacturing expenses of $0.2 million, partially offset by a decrease in professional services expenses of $0.1 million.

Product cost of revenue as a percentage of product revenue increased to 86% during the six months ended June 30, 2021 from 84% during the six months ended June 30, 2020. This increase was the result of the increase in material costs as a percentage of revenue during the six months ended June 30, 2021.

Research services cost of revenue, consists primarily of costs associated with our fulfillment of our research services contracts and was less than $0.1 million for both the six months ended June 30, 2021 and 2020.

Gross Profit

	Six Months Ended June 30,
	2021		2020		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Gross profit	$8,536	14%	$8,831	17%	$(295)	(3)%

Gross profit decreased $0.3 million, or 3%, to $8.5 million for the six months ended June 30, 2021 from $8.8 million in the comparable period in 2020. The decrease in gross profit was the result of the $7.0 increase in total cost of revenue, offset, in part, by the $6.7 million increase in total revenue. The increase in revenue was driven principally by the 20% increase in product shipments. The increase in total cost of revenue was driven by the $4.3 million increase in material costs and the $2.7 million increase in manufacturing expense.

Gross profit as a percentage of total revenue decreased to 14% of total revenue for the six months ended June 30, 2021 from 17% in the comparable period in 2020.

Research and Development Expenses

	Six Months Ended June 30,
	2021		2020		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Research and development expenses	$5,051	8%	$4,348	8%	$703	16%

Research and development expenses increased $0.7 million, or 16%, to $5.0 million for the six months ended June 30, 2021 from $4.3 million in the comparable period in 2020. The $0.7 million increase was the result of increases in compensation and related costs of $0.6 million and other research and development expenses of $0.1 million.

Research and development expenses as a percentage of total revenue was 8% for both the six months ended June 30, 2021 and 2020.

Sales and Marketing Expenses

	Six Months Ended June 30,
	2021		2020		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Sales and marketing expenses	$6,869	11%	$6,296	12%	$573	9%

Sales and marketing expenses increased by $0.6 million, or 9%, to $6.9 million for the six months ended June 30, 2021 from $6.3 million in the comparable period in 2020. The $0.6 million increase was the result of increases in compensation and related expenses of $1.1 million and other sales related expenses of $0.2 million, offset, in part, by decreases in sales consultant costs of $0.4 million and travel related expenses of $0.3 million.

Sales and marketing expenses as a percentage of total revenue decreased to 11% for the six months ended June 30, 2021 from 12% for the six months ended June 30, 2020.

General and Administrative Expenses

	Six Months Ended June 30,
	2021		2020		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
General and administrative expenses	$9,405	16%	$6,921	13%	$2,484	36%

General and administrative expenses increased by $2.5 million, or 36%, to $9.4 million during the six months ended June 30, 2021 from $6.9 million in the comparable period in 2020. The $2.5 million increase was the result of an increase in compensation and related expenses of $1.2 million, professional fees of $1.2 million, and other general and administrative expenses of $0.5 million, offset, in part, by decreases in the provision for uncollectible accounts of $0.3 million and patent enforcement costs of $0.1 million.

General and administrative expenses as a percentage of total revenue increased to 16% of total revenue for the six months ended June 30, 2021 from 13% during the comparable period in 2020.

Interest Expense, net

	Six Months Ended June 30,
	2021		2020		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Interest expense, net	$(130)	(0)%	$(133)	(0)%	$3	(2)%

Interest expense, net, consists primarily of fees and interest expense associated with outstanding balances under our revolving credit agreement and was $0.1 million during both the six months ended June 30, 2021 and 2020.

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

In addition, we anticipate that we will need to increase our silica aerogel blanket manufacturing capacity to keep pace with the significant potential demand for our PyroThin thermal barriers. Accordingly, we are planning a significant expansion of our aerogel capacity prior to the end of 2023. The expected elements of the completed expansion plan will include the size of the required capacity expansion, the selection of an optimal manufacturing site for the expansion and a detailed timeline for the construction and operation of the facility. We expect that we will incur a significant increase in capital expenditures to build out the additional capacity and in operating expenses associated with the start-up of the facility.

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

During the six months ended June 30, 2021, we sold an additional 899,981 shares of our common stock at an average price of $21.32 through the ATM offering program and received net proceeds of $18.6 million. In addition, on June 29, 2021, we completed the Private Placement. We received net proceeds of $73.6 million from the Private Placement after deducting fees and offering expenses of $1.4 million.

We believe that our existing cash balance and funds available under our revolving credit facility will be sufficient to support current operating requirements, current research and development activities and the initial capital expenditures required to support the evolving commercial opportunity in the electric vehicle market and other strategic business opportunities.

However, we plan to supplement our cash balance and available credit with equity financings, debt financings, customer prepayments, or technology licensing fees to provide the additional capital necessary to complete future capacity expansions or to support evolving strategic business initiatives. We also intend to extend or replace our revolving credit facility with Silicon Valley Bank prior to its maturity.

Primary Sources of Liquidity

Our principal sources of liquidity are currently our cash and cash equivalents and our revolving credit facility with Silicon Valley Bank. Cash and cash equivalents consist primarily of cash and money market accounts on deposit with banks. As of June 30, 2021, we had $102.3 million of cash and cash equivalents.

On February 18, 2020, we completed an underwritten public offering of 1,955,000 shares of our common stock at an offering price of $8.25 per share. We received net proceeds of $14.8 million after deducting underwriting discounts and commissions of $1.1 million and offering expenses of approximately $0.3 million.

On November 5, 2020, we entered into a sales agreement for an ATM offering program under which we may sell up to $33,871,250 of our common stock through B. Riley Securities as our sales agent. We are not obligated to sell any stock under the sales agreement. We will pay B. Riley Securities a commission of 3.0% of the gross sales proceeds of shares sold under the agreement. During 2020, we sold 714,357 shares of our common stock through the ATM offering program and received net proceeds of $9.5 million. During the six months ended June 30, 2021, we sold an additional 899,981 shares of our common stock through the ATM offering program and received net proceeds of $18.6 million.

On June 29, 2021, we completed the Private Placement. We received net proceeds of $73.6 million after deducting fees and offering expenses of $1.4 million.

On May 1, 2020, our wholly-owned subsidiary, Aspen Aerogels Rhode Island, LLC (Borrower) executed a note for a loan of $3.7 million pursuant to the PPP under the CARES Act, as amended, and administered by the SBA. The loan is unsecured, contains customary terms, including events of default, carries an interest rate of 1% per year, and matures on May 1, 2022. The Borrower may repay the loan in full at any time without penalty. In addition, the Borrower may apply to have the maturity of loan extended to May 1, 2025.

The Borrower may apply to have the PPP Loan indebtedness forgiven in whole or in part subject to SBA guidelines and based on the use of loan proceeds for payroll costs, mortgage interest payments, rent and utility costs over either an eight-week or 24-week period, at the Borrower’s option, following its receipt of the loan proceeds. The SBA may deny the Borrower’s loan forgiveness application if the agency determines that the Borrower was ineligible for the PPP Loan. As of June 30, 2021, the Borrower had not applied for forgiveness.

If the Borrower applies for, but SBA denies forgiveness of the PPP Loan in whole or in part, the Borrower will be required to make payments of the remaining principal and accrued interest in equal monthly installments over the remaining term of the loan. If the Borrower does not apply for forgiveness by August 19, 2021, the Borrower will be required to make payments of principal and accrued interest in equal monthly installments over the remaining term of the loan.

We have maintained our revolving credit facility, as amended from time to time, with Silicon Valley Bank since March 2011. On March 12, 2021, we amended and restated our revolving credit facility with Silicon Valley Bank to extend the maturity date of the revolving credit facility to April 28, 2022 and to establish certain minimum Adjusted EBITDA and minimum Adjusted Quick Ratio covenants. We intend to extend or replace the facility prior to its maturity.

Under our revolving credit facility, we may borrow a maximum of $20.0 million, subject to continued covenant compliance and borrowing base requirements. The interest rate applicable to borrowings under the revolving credit facility is based on the prime rate, as defined, subject to a minimum rate of 4.00% per annum. The rates applicable to borrowings vary from prime rate plus 0.75% per annum to prime rate plus 2.00% per annum. In addition, we are required to pay a monthly unused revolving line facility fee of 0.50% per annum of the average unused portion of the revolving credit facility.

At June 30, 2021, we had no outstanding borrowings under our revolving credit facility, $1.5 million of outstanding letters of credit secured by the revolving credit facility, $3.7 million outstanding on the PPP Loan, and an obligation of $9.7 million associated with prepayments received pursuant to our supply agreement with BASF.

Under the revolving credit facility, we are required to comply with both non-financial and financial covenants, including minimum Adjusted EBITDA and Adjusted Quick Ratio covenants, as defined in the loan agreement. At June 30, 2021, we were in compliance with all such covenants.

The amount available to us under the revolving credit facility at June 30, 2021 was $7.9 million after giving effect to the $1.5 million of letters of credit outstanding.

Analysis of Cash Flow

Net Cash Used in Operating Activities

During the six months ended June 30, 2021, we used $0.5 million in net cash in operating activities, as compared to the use of $3.2 million in net cash during the comparable period in 2020, a decrease in the use of cash of $2.7 million. This decrease in use of cash was the result of a decrease in net cash used by changes in operating assets and liabilities of $7.1 million, offset, in part, by an increase in net loss adjusted for non-cash items of $4.4 million.

Net Cash Used in Investing Activities

Net cash used in investing activities is primarily related to capital expenditures to support our growth. Net cash used in investing activities for the six months ended June 30, 2021 and 2020 was $3.9 million and $2.0 million, respectively, for capital expenditures primarily for machinery and equipment to improve the capacity, throughput, efficiency and reliability of our East Providence manufacturing facility.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 totaled $90.2 million and consisted of $73.6 million in net proceeds from the Private Placement, $18.6 million in net proceeds from the ATM offering program, and $0.7 million in proceeds from employee stock option exercises, offset, in part, by $2.7 million in cash used for payments made for employee tax withholdings associated with the vesting of restricted stock units.

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

Certain Factors That May Affect Future Results of Operations

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors, which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about: our beliefs in the appropriateness of our assumptions, the accuracy of our estimates regarding expenses, loss contingencies, future revenues, future profits, uses of cash, available credit, PPP Loan Proceeds, capital requirements, and the need for additional financing to operate our business, including to complete the planned capacity expansion of our East Providence manufacturing facility, and to fund our planned strategic business initiatives; the performance of our aerogel blankets; our expectation that we will be successful in obtaining, enforcing and defending our patents against competitors and that such patents are valid and enforceable; our belief that our products possess strong competitive advantages over traditional insulation materials, including the superior thermal performance and the thin, easy-to-use and durable blanket form of our products; our plans to expand capacity in our East Providence, Rhode Island manufacturing facility; our estimates of annual production capacity; our expectation to achieve our EP20 goals by the end of 2021; our plans regarding the future capacity expansion, including the selection of a manufacturing site and the construction and operation of the facility; beliefs about the role of our technology and products in the electric vehicle market; beliefs about the commercial potential for our technology in the electric vehicle market; beliefs about our ability to produce and deliver products to electric vehicle customers; beliefs about Aspen’s contracts with the major U.S. automotive manufacturer; beliefs about the potential for the major U.S. automotive manufacturer to become a significant customer for Aspen’s products; beliefs about revenue, costs, expenses, profitability, investments or cash flow associated with the contracts with the major U.S. automotive manufacturer, beliefs about the performance of our thermal barrier products in the battery systems of electric vehicles; beliefs about the potential the commercial opportunity for Aspen’s thermal barrier products; our strategic partnership with BASF and the potential benefits of such a relationship, including the potential for it to create new product and market opportunities; our supply agreement with BASF, our supply to BASF of its Spaceloft A2 product and newly developed product, the potential for future cash advances from BASF under our supply agreement with BASF (payment of which are subject to certain conditions) to provide a source of financing and the potential for BASF to become a significant customer for our products; our joint development agreement with BASF, and the potential for it to support the development of new aerogel products and technologies; our beliefs about the usefulness of the square foot operating metric; our beliefs about the financial metrics that are indicative of our core performance; our beliefs about the usefulness of our presentation of Adjusted EBITDA; our expectations about the effect of manufacturing capacity on financial metrics such as Adjusted EBITDA; our expectations about future revenues, expenses, gross profit, net loss, loss per share and Adjusted EBITDA, sources and uses of cash, capital requirements and the sufficiency of our existing cash balance and available credit; our beliefs about the outcome, effects or estimated costs of current or potential litigation or their respective timing, including expected legal expense in connection with our patent enforcement actions; our plans to devote substantial resources to the development of new aerogel technology; our expectations about product mix; our expectations about future material costs and manufacturing expenses as a percentage of revenue; our expectations of future gross profit and the effect of manufacturing expenses, manufacturing capacity and productivity on gross profit; our expectations about our resources and other investments in new technology and related research and development activities and associated expenses; our expectations about short and long term (a) research and development (b) general and administrative and (c) sales and marketing expenses; our expectations of revenue growth, increased gross profit, and improving cash flows over the long term; our intentions about managing capital expenditures and working capital balances; our expectations about incurring significant capital expenditures in the future; our expectations about the expansion of our workforce and resources and its effect on sales and marketing, general and administrative, and related expenses; our expectations about future product revenue and demand for our products; our expectations about the effect of stock based compensation on various costs and expenses; our expectations about potential sources of future financing; our beliefs about the impact of accounting policies on our financial statements; our beliefs about the effect of interest rates, inflation and foreign currency fluctuations on our results of operations and financial condition; our beliefs about the expansion of our international operations; our statements about the impact of major public health concerns, including the COVID-19 pandemic or other pandemics arising globally, and the future, and currently unknown extent of, the impact of the COVID-19 pandemic on our business and operations; our statements about the sufficiency of our current and future actions to address the impact of the COVID-19 pandemic on our business and operations, including our future revenue, Adjusted EBITDA and other financial metrics; our belief that we qualify for partial or complete forgiveness of the PPP Loan; and changes by governmental authorities regarding the CARES Act or related administrative matters and the Company’s and its subsidiary’s abilities to comply with the terms of the PPP Loan and the CARES Act, including to use the proceeds of the PPP Loan as described herein.

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

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business. At June 30, 2021, we had unrestricted cash and cash equivalents of $102.3 million. These amounts were held for working capital and capital expansion purposes and were invested primarily in deposit and money market accounts at a major financial institution in North America. Due to the short-term nature of these investments, we believe that our exposure to changes in the fair value of our cash as a result of changes in interest rates is not material.

As of June 30, 2021, we had no borrowings outstanding on our revolving credit facility. At June 30, 2021, we had $1.5 million of outstanding letters of credit supported by the revolving credit facility.

Under our revolving credit facility, we are permitted to borrow a maximum of $20.0 million, subject to continued covenant compliance and borrowing base requirements. The interest rate applicable to borrowings under the revolving credit facility is based on the prime rate, as defined, subject to a minimum rate of 4.00% per annum. The rates applicable to borrowings vary from prime rate plus 0.75% per annum to prime rate plus 2.00% per annum. In addition, we are required to pay a monthly unused revolving line of credit facility fee of 0.5% per annum of the average unused portion of the revolving credit facility. The maturity date of our revolving credit facility is April 28, 2022. We intend to extend or replace the facility prior to its maturity.

At June 30, 2021, the amount available to us under the revolving credit facility was $7.9 million after giving effect to the $1.5 million of letters of credit outstanding under the facility.

Our PPP Loan has an interest rate of 1% per annum and matures on May 1, 2022. In accordance with the Flexibility Act, we may submit an application to extend the maturity of the loan by three years to May 1, 2025. At June 30, 2021, the PPP Loan had an outstanding balance of $3.7 million.

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

As of June 30, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In addition, our principal executive officer and principal financial officer have concluded that the impact of the COVID-19 pandemic did not impact our ability to maintain our internal controls over financial reporting and disclosure controls and procedures.

(b) Changes in Internal Controls.

During the six months ended June 30, 2021, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

In January 2018, the court issued a series of judgments by acknowledgement (German, Anerkenntnisurteil) finding the second reseller, Hiltex, liable for infringement and also issued injunctions against Hiltex. The judgments resulted from a settlement agreement in which Hiltex agreed not to resell the infringing products in Europe where at least one of the asserted patents are active.

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

•

On January 28, 2021, a search order was executed and relevant evidence secured at the principal places of business of AMA S.p.A. and AMA Composites S.r.l. (collectively, AMA) in San Martino in Rio and Campogalliano, respectively, based on an ex-parte search order issued by the Court of Genoa, Italy at our request in connection with alleged infringement of the Italian part of our patents previously asserted successfully against Nano and Alison in Germany. The Court of Genoa subsequently held a hearing and confirmed the validity of the search order and its execution. While the search proceedings do not take a position on the infringement issues, we may use any evidence collected during the search proceedings to prove infringement. As a result, on May 3, 2021, we filed an infringement complaint, a writ of summons, as known in Italy, at the Court of Genoa alleging that AMA has infringed the Italian part of three European patents (same patents asserted in the German litigation) and a patent on composition of aerogel-based composites in connection with AMA’s resale of aerogel products supplied by Chinese companies and sale of any products derived therefrom. We are seeking monetary damages and preliminary injunction of AMA’s alleged infringing activities. We expect the Court of Genoa to assess our claims and AMA’s defense through appointment of an expert after the submission of relevant writs and evidence. We issued a press release on May 6, 2021 describing the patent enforcement action of May 3, 2021 (Press Release). On June 7, 2021, AMA served us a copy of a request it previously filed with the Court of Genoa seeking an ex-parte preliminary injunction (PI) against us alleging the Press Release constituted anti-competitive conduct and that it infringed AMA’s trademark rights. The service of the request followed the court’s prior denial of the ex-parte order and an order requiring AMA to serve the request on us. The court subsequently conducted an oral hearing on June 15, 2021. On June 24, 2021, the court denied AMA’s request for a PI, reasoned that Aspen’s Press Release was factually accurate, was not misleading, distinguished facts from opinions and that it was neither anti-competitive nor did it infringe trademark rights of AMA. The Court also ordered AMA to pay certain of our legal fees. AMA had until July 8, 2021 to appeal the denial of the PI to a panel of judges at the same court. On July 5, 2021, AMA informed us that it has decided not to appeal the denial of June 24, 2021. The denial of the PI in interim proceedings does not prevent AMA from bringing similar claims in patent infringement proceedings on the merits as a counter-claim.

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

(a) Unregistered Sales of Equity Securities.

On June 29, 2021, we entered into a securities purchase agreement (the Purchase Agreement) with a certain institutional and accredited investor (the Purchaser). Pursuant to the terms of the Purchase Agreement, we agreed to sell to the Purchaser an aggregate of 3,462,124 shares of our common stock at a purchase price equal to $21.663 per share, for aggregate gross proceeds of approximately $75.0 million (the Offering). The Offering closed on June 30, 2021. The Offering is exempt from registration pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) the Securities Act and Regulation D under the Securities Act. The foregoing securities are deemed restricted securities for purposes of the Securities Act.

(b) Use of Proceeds from Initial Public Offering of Common Stock.

Not applicable.

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers.

We did not repurchase any of our equity securities during the quarter ended June 30, 2021.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits

10.1

Securities Purchase Agreement, dated June 29, 2021, by and between the Company and the purchaser identified therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed on June 29, 2021).

10.2	Performance-Based Restricted Stock Agreement, dated as of June 29, 2021, by and between the Registrant and Donald R. Young +

10.3	Third Amendment to Executive Agreement, dated as of June 29, 2021, by and between the Registrant and Donald R. Young. +

31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPEN AEROGELS, INC.

Date: August 4, 2021	By:	/s/ Donald R. Young
Donald R. Young
President and Chief Executive Officer (principal executive officer)

Date: August 4, 2021	By:	/s/ John F. Fairbanks
John F. Fairbanks
Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)