Form 10-Q
period 2021-09-30
ASPEN AEROGELS INC
filed 2021-11-04
CIK 1145986

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 4, 2021, the registrant had 33,079,299 shares of common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

ASPEN AEROGELS, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2021	2020
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$95,531	$16,496
Accounts receivable, net of allowances of $141 and $442	18,723	15,698
Inventories	9,712	13,099
Prepaid expenses and other current assets	3,167	1,830
Total current assets	127,133	47,123
Property, plant and equipment, net	46,706	46,739
Operating lease right-of-use assets	12,522	3,478
Other long-term assets	1,311	84
Total assets	$187,672	$97,424
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,820	$5,351
Accrued expenses	9,791	3,884
Current portion of long-term debt	—	1,609
Current portion of prepayment liability	4,615	—
Deferred revenue	1,722	2,037
Operating lease liabilities	2,324	1,046
Total current liabilities	28,272	13,927
Prepayment liability	5,000	9,555
Long-term debt	—	2,059
Operating lease liabilities long-term	11,508	3,597
Other long-term liabilities	434	434
Total liabilities	45,214	29,572
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.00001 par value; 125,000,000 shares authorized, 33,077,894 and 27,821,685 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	671,158	575,811
Accumulated deficit	(528,700)	(507,959)
Total stockholders’ equity	142,458	67,852
Total liabilities and stockholders’ equity	$187,672	$97,424

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands, except share and per share data)
Revenue:
Product	$30,263	$23,939	$89,809	$76,772
Research services	117	256	338	483
Total revenue	30,380	24,195	90,147	77,255
Cost of revenue:
Product	27,279	22,243	78,459	66,403
Research services	34	52	85	121
Gross profit	3,067	1,900	11,603	10,731
Operating expenses:
Research and development	3,077	2,088	8,128	6,436
Sales and marketing	4,915	2,755	11,784	9,051
General and administrative	6,573	3,761	15,978	10,682
Total operating expenses	14,565	8,604	35,890	26,169
Loss from operations	(11,498)	(6,704)	(24,287)	(15,438)
Interest expense, net	(58)	(49)	(188)	(182)
Gain on extinguishment of debt	3,734	—	3,734	—
Total other income (expense)	3,676	(49)	3,546	(182)
Net loss	$(7,822)	$(6,753)	$(20,741)	$(15,620)
Net loss per share:
Basic and diluted	$(0.24)	$(0.25)	$(0.70)	$(0.60)
Weighted-average common shares outstanding:
Basic and diluted	32,523,405	26,728,205	29,685,936	26,150,236

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Preferred Stock $0.00001 Par Value		Common Stock $0.00001 Par Value		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Value	Shares	Value
Balance at December 31, 2020	—	$—	27,821,685	$—	$575,811	$(507,959)	$67,852
Net loss	—	—	—	—	—	(6,250)	(6,250)
Stock compensation expense	—	—	—	—	976	—	976
Vesting of restricted stock units	—	—	246,737	—	(2,613)	—	(2,613)
Proceeds from employee stock option exercises	—	—	48,056		463	—	463
Proceeds from at-the-market offering, net of commissions and fees of $193 and issuance costs of $17	—	—	305,182	—	6,215	—	6,215
Forfeiture of performance-based restricted stock	—	—	(78,125)	—	—	—	—
Balance at March 31, 2021	—	$—	28,343,535	$—	$580,852	$(514,209)	$66,643
Net loss	—	—	—	—	—	(6,669)	(6,669)
Stock compensation expense	—	—	—	—	1,070	—	1,070
Issuance of restricted stock	—	—	476,550	—	—	—	—
Vesting of restricted stock units	—	—	6,207	—	(64)	—	(64)
Proceeds from employee stock option exercises	—	—	23,886	—	230	—	230
Proceeds from at-the-market offering, net of commissions and fees of $383 and issuance costs of $27	—	—	594,799	—	12,352	—	12,352
Proceeds from private placement of common stock , net of fees and issuance costs of $1,414	—	—	3,462,124	—	73,586	—	73,586
Balance at June 30, 2021	—	$—	32,907,101	$—	$668,026	$(520,878)	$147,148
Net loss	—	—	—	—	—	(7,822)	(7,822)
Stock compensation expense	—	—	—	—	1,554	—	1,554
Proceeds from employee stock option exercises	—	—	140,793	—	836	—	836
Proceeds from at-the-market offering, net of commissions and fees of $25	—	—	30,000	—	810	—	810
Registration fees for private placement of common stock	—	—	—	—	(68)	—	(68)
Balance at September 30, 2021	—	$—	33,077,894	$—	$671,158	$(528,700)	$142,458

	Preferred Stock $0.00001 Par Value		Common Stock $0.00001 Par Value		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Value	Shares	Value
Balance at December 31, 2019	—	$—	24,302,504	$—	$545,140	$(486,150)	$58,990
Net loss	—	—	—	—	—	(3,169)	(3,169)
Stock compensation expense	—	—	—	—	992	—	992
Vesting of restricted stock units	—	—	336,951	—	(1,195)	—	(1,195)
Proceeds from underwritten public offering, net of underwriting discounts and commissions of $1,093 and issuance costs of $285	—	—	1,955,000	—	14,751	—	14,751
Balance at March 31, 2020	—	$—	26,594,455	$—	$559,688	$(489,319)	$70,369
Net loss	—	—	—	—	—	(5,698)	(5,698)
Stock compensation expense	—	—	—	—	1,007	—	1,007
Issuance of restricted stock	—	—	45,066	—	—	—	—
Vesting of restricted stock units	—	—	5,629	—	(16)	—	(16)
Proceeds from employee stock option exercises	—	—	200,159	—	869	—	869
Balance at June 30, 2020	—	$—	26,845,309	$—	$561,548	$(495,017)	$66,531
Net loss	—	—	—	—	—	(6,753)	(6,753)
Stock compensation expense	—	—	—	—	991	—	991
Proceeds from employee stock option exercises	—	—	20,000	—	118	—	118
Balance at September 30, 2020	—	$—	26,865,309	$—	$562,657	$(501,770)	$60,887

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net loss	$(20,741)	$(15,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,856	7,670
Gain on extinguishment of debt	(3,734)	—
Amortization of debt issuance costs	18	6
Provision for bad debt	(97)	171
Stock-compensation expense	3,600	2,990
Reduction in the carrying amount of operating lease right-of-use assets	1,057	719
Changes in operating assets and liabilities:
Accounts receivable	(2,928)	12,011
Inventories	3,387	(659)
Prepaid expenses and other assets	(2,545)	(485)
Accounts payable	3,770	(3,794)
Accrued expenses	5,955	(3,976)
Deferred revenue	(255)	(3,563)
Operating lease liabilities	(922)	(818)
Other liabilities	—	566
Net cash used in operating activities	(6,579)	(4,782)
Cash flows from investing activities:
Capital expenditures	(6,133)	(2,600)
Net cash used in investing activities	(6,133)	(2,600)
Cash flows from financing activities:
Proceeds from underwritten public offering, net of underwriting discounts and commissions of $1,093	—	15,036
Issuance costs from underwritten public offering	—	(285)
Proceeds from issuance of long-term debt	—	3,686
Issuance costs from long-term debt	—	(27)
Repayments of borrowings under line of credit, net	—	(3,123)
Proceeds from employee stock option exercises	1,529	987
Payments made for employee restricted stock tax withholdings	(2,677)	(1,211)
Proceeds from at-the-market offering, net of commissions and fees of $601	19,420	—
Issuance costs from at-the-market offering	(43)	—
Proceeds from private placement of common stock	75,000	—
Fees and issuance costs from private placement of common stock	(1,482)	—
Net cash provided by financing activities	91,747	15,063
Net increase in cash	79,035	7,681
Cash and cash equivalents at beginning of period	16,496	3,633
Cash and cash equivalents at end of period	$95,531	$11,314
Supplemental disclosures of cash flow information:
Interest paid	$168	$168
Income taxes paid	$—	$—
Supplemental disclosures of non-cash activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$10,111	$389
Changes in accrued capital expenditures	$690	$(448)

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Description of Business and Basis of Presentation

Nature of Business

Aspen Aerogels, Inc. (the Company) is an aerogel technology company that designs, develops and manufactures innovative, high-performance aerogel insulation used primarily in the energy infrastructure and building materials markets. In addition, the Company has introduced a line of aerogel thermal barriers for use in battery packs in the electric vehicle market. The Company is also developing applications for its aerogel technology in the battery materials and a number of other high-potential markets.

The Company has also conducted research related to aerogel technology supported by funding from several agencies of the U.S. government and other institutions in the form of research contracts. The Company has decided to cease efforts to secure additional funded research contracts and to wind down existing contract research activities.

The Company maintains its corporate offices in Northborough, Massachusetts. The Company has three wholly owned subsidiaries: Aspen Aerogels Rhode Island, LLC, Aspen Aerogels Germany, GmbH and Aspen Aerogels Georgia, LLC.

Liquidity

During the nine months ended September 30, 2021, the Company incurred a net loss of $20.7 million, used $6.6 million of cash in operations, used $6.1 million of cash for capital expenditures, received net proceeds of $19.4 million through an at-the-market (ATM) offering of the Company’s common stock and received net proceeds of $73.5 million through a private placement of the Company’s common stock. As of September 30, 2021, the Company had cash and cash equivalents of $95.5 million, a $4.6 million current prepayment liability (see note 9) and no outstanding borrowings under its revolving line of credit (see note 7). After giving effect to $1.3 million of outstanding letters of credit, the amount available to the Company as of September 30, 2021 under the revolving line of credit was $9.5 million. The existing revolving line of credit matures on April 28, 2022.

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

On August 24, 2021, the SBA remitted $3.7 million in principal and less than $0.1 million in accrued interest to the PPP Investor after approving the Borrower’s application for forgiveness of the PPP Loan under the provisions of the CARES Act. Accordingly, the Company recorded a total gain on the extinguishment of debt of $3.7 million during the quarter ended September 30, 2021.

The Company is increasing investment in the research and development of next-generation aerogel products and manufacturing process technologies. In addition, the Company has developed a number of promising aerogel products and technologies for the electric vehicle market. The Company believes that the commercial potential for the Company’s technology in the electric vehicle market is significant. Accordingly, the Company is currently hiring additional personnel, incurring additional operating expenses, and incurring significant capital expenditures to expand silica aerogel manufacturing capacity, build an automated thermal barrier fabrication operation, enhance research and development laboratory facilities and equipment, and construct a battery materials facility, among other efforts.

The Company expects its existing cash balance and the amount anticipated to be available under the existing revolving line of credit will be sufficient to support current operating requirements, current research and development activities and the initial capital expenditures required to support the evolving commercial opportunity in the electric vehicle market and other strategic business initiatives. However, the Company plans to supplement its cash balance and available credit with equity financings, debt financings, customer prepayments, or technology licensing fees to provide the additional capital to purchase the capital equipment, construct the new facilities or complete the aerogel capacity expansions required to support these evolving commercial opportunities and strategic business initiatives.

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

In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments that are of a normal recurring nature and necessary for the fair statement of the Company’s financial position as of September 30, 2021 and the results of its operations and stockholders’ equity for the three and nine months ended September 30, 2021 and 2020 and the cash flows for the nine month periods then ended. The Company has evaluated subsequent events through the date of this filing.

The Company’s results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or any other period. In addition, the Company is uncertain of the continued duration and severity of the COVID-19 pandemic and the impact it will have on the Company’s results of operations for the year ending December 31, 2021 or any other period.

(2) Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements, which have been prepared in accordance with U.S. GAAP, include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements requires the Company to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include allowances for doubtful accounts, sales returns and allowances, product warranty costs, inventory valuation, the carrying amount of property and equipment, right-of-use assets, lease liabilities, stock-based compensation, and deferred income taxes. The Company evaluates its estimates and assumptions on an on-going basis using historical experience and other factors, including current economic conditions, which are believed to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances warrant. Illiquid credit markets, volatile equity markets and declines in business investment can increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

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

Concentration of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of accounts receivable. The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of accounts receivable. The Company reviews the allowance for doubtful accounts quarterly. During the nine months ended September 30, 2021, the Company recorded a reduction for estimated customer uncollectible accounts receivable of $0.1 million and had collections of $0.2 million of previously reserved customer accounts receivables. During the nine months ended September 30, 2020, the Company recorded a charge for uncollectible accounts receivable of $0.2 million.

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

During the nine months ended September 30, 2021, the Company granted 63,947 restricted common stock units (RSUs) with a grant date fair value of $1.6 million and non-qualified stock options (NSOs) to purchase 203,962 shares of common stock with a grant date fair value of $2.7 million to employees under the 2014 Employee, Director, and Consultant Equity Incentive Plan (the 2014 Equity Plan). The RSUs and NSOs granted to employees will vest over a three-year period. During the nine months ended September 30, 2021, the Company also granted 14,934 shares of restricted common stock with a grant date fair value of $0.3 million and NSOs to purchase 18,528 shares of common stock with a grant date fair value of $0.2 million to its non-employee directors under the 2014 Equity Plan. The restricted common stock and NSOs granted to non-employee directors vest upon the earlier of the date that is the one-year anniversary of the grant or the day prior to the Company’s annual meeting of stockholders to be held in 2022.

On June 29, 2021, the Company also awarded 461,616 shares of restricted common stock to its Chief Executive Officer. The shares will vest subject to achievement of certain volume weighted average common stock price targets, over a three-to-five-year period. The Company used a Monte-Carlo simulation model to estimate the grant date fair value of the award. The award had an aggregate grant date fair value of $6.5 million.

Stock-based compensation is included in cost of revenue or operating expenses, as applicable, and consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)
Cost of product revenue	$132	$98	$373	$544
Research and development expenses	186	169	564	482
Sales and marketing expenses	213	179	587	524
General and administrative expenses	1,023	545	2,076	1,440
Total stock-based compensation	$1,554	$991	$3,600	$2,990

Pursuant to the “evergreen” provisions of the 2014 Equity Plan, the number of shares of common stock authorized for issuance under the plan automatically increased by 556,433 shares to 8,531,413 shares effective January 1, 2021.

As of September 30, 2021, 3,963,342 shares of common stock were reserved for issuance upon the exercise or vesting of outstanding stock-based awards granted under the 2014 Equity Plan. In addition, as of September 30, 2021, 79,960 shares of common stock were reserved for issuance upon the exercise of outstanding stock options granted under the Company’s 2001 Equity Incentive Plan, as amended (the 2001 Equity Plan). Any cancellations or forfeitures of the options outstanding under the 2001 Equity Plan will result in the shares reserved for issuance upon exercise of such options becoming available for grant under the 2014 Equity Plan. As of September 30, 2021, the Company has either reserved in connection with statutory tax withholdings or issued a total of 3,773,717 shares under the 2014 Equity Plan. As of September 30, 2021, there were 714,394 shares of common stock available for future grant under the 2014 Equity Plan.

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

Information about the Company’s total revenues, based on shipment destination or services location, is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)
Revenue:
U.S.	$16,734	$9,736	$45,033	$31,501
International	13,646	14,459	45,114	45,754
Total	$30,380	$24,195	$90,147	$77,255

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

The Company did not record any warranty expense during the nine months ended September 30, 2021 and 2020.

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

Standards Implemented Since December 31, 2020

The Company has not implemented any accounting standards that had a material impact on its consolidated financial statements during the nine months ended September 30, 2021.

Standards to be Implemented

The Company believes that the impact of recently issued accounting standards that are not yet effective will not have a material impact on its consolidated financial statements.

(3) Revenue from Contracts with Customers

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (i) identification of the contract with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the separate performance obligations in the contract; and (v) recognition of the revenue associated with performance obligations as they are satisfied. The Company applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price based on the estimated relative standalone-selling prices of the promised products or services underlying each performance obligation. The Company determines standalone-selling prices based on the price at which the performance obligation is sold separately. If the standalone-selling price is not observable through past transactions, the Company estimates the standalone-selling price considering available information such as market conditions and internally approved pricing guidelines related to the performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. The Company did not have any contracts outstanding at December 31, 2020 and did not enter into any contracts during the nine months ended September 30, 2021 that contained a significant financing component.

The Company records deferred revenue for product sales when (i) the Company has delivered products, but other revenue recognition criteria have not been satisfied, or (ii) payments have been received in advance of the completion of required performance obligations.

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

The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using historical rates of return, current quarter credit sales, and specific items of exposure on a contract-by-contract basis. Sales return reserves were approximately $0.1 million at both September 30, 2021 and December 31, 2020.

Subsea Projects

The Company manufactures and sells subsea products that are used in pipe-in-pipe applications in subsea oil production and are typically customized to meet customer specifications. Subsea products typically have no alternative use and contain an enforceable right to payment. Customer invoicing terms for subsea products are typically based on certain milestones within the production and delivery schedule. Under the provisions of ASC 606, the Company recognizes revenue at a point in time when transfer of control of the products is passed to the customer, or over time utilizing the input method. The timing of revenue recognition is assessed on a contract-by-contract basis. During the nine months ended September 30, 2021 and 2020, the Company recognized revenue of $3.7 million and $8.3 million, respectively, in connection with subsea projects.

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

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical region and source of revenue:

	Three Months Ended September 30,
	2021			2020
	U.S.	International	Total	U.S.	International	Total
	(In thousands)
Geographical region
Asia	$—	$5,283	$5,283	$—	$9,617	$9,617
Canada	—	256	256	—	25	25
Europe	—	7,553	7,553	—	4,635	4,635
Latin America	—	554	554	—	182	182
U.S.	16,734	—	16,734	9,736	—	9,736
Total revenue	$16,734	$13,646	$30,380	$9,736	$14,459	$24,195

Source of revenue
Product revenue	$16,617	$11,033	$27,650	$8,612	$12,307	$20,919
Subsea projects	—	2,613	2,613	868	2,152	3,020
Research services	117	—	117	256	—	256
Total revenue	$16,734	$13,646	$30,380	$9,736	$14,459	$24,195

	Nine Months Ended September 30,
	2021			2020
	U.S.	International	Total	U.S.	International	Total
	(In thousands)
Geographical region
Asia	$—	$15,424	$15,424	$—	$33,373	$33,373
Canada	—	2,211	2,211	—	715	715
Europe	—	24,234	24,234	—	9,590	9,590
Latin America	—	3,245	3,245	—	2,076	2,076
U.S.	45,033	—	45,033	31,501	—	31,501
Total revenue	$45,033	$45,114	$90,147	$31,501	$45,754	$77,255

Source of revenue
Product revenue	$44,695	$41,427	$86,122	$29,039	$39,394	$68,433
Subsea projects	—	3,687	3,687	1,979	6,360	8,339
Research services	338	—	338	483	—	483
Total revenue	$45,033	$45,114	$90,147	$31,501	$45,754	$77,255

Contract Balances

The following table presents changes in the Company’s contract assets and contract liabilities during the nine months ended September 30, 2021:

	Balance at December 31, 2020	Additions	Deductions	Balance at September 30, 2021
	(In thousands)
Contract assets
Subsea projects	$1,370	$3,661	$(2,753)	$2,278
Product revenue	—	111	(30)	81
Research services	67	338	(349)	56
Total contract assets	$1,437	$4,110	$(3,132)	$2,415
Contract liabilities
Deferred revenue
Product revenue	$1,859	$3,347	$(3,636)	$1,570
Subsea projects	178	$1,626	$(1,652)	152
Prepayment liability	9,555	—	60	9,615
Total contract liabilities	$11,592	$4,973	$(5,228)	$11,337

During the nine months ended September 30, 2021, the Company recognized $1.7 million of revenue that was included in deferred revenue as of December 31, 2020.

A contract asset is recorded when the Company satisfies a performance obligation by transferring a promised good or service and has earned the right to consideration from its customer. These assets may represent a conditional or unconditional right to consideration and are included within accounts receivable and other current assets on the consolidated balance sheets.

A contract liability is recorded when consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services under the terms of the contract. Contract liabilities are recognized as revenue after control of the products or services is transferred to the customer and all revenue recognition criteria have been met.

(4) Inventories

Inventories consist of the following:

	September 30,	December 31,
	2021	2020
	(In thousands)
Raw materials	$5,724	$4,068
Finished goods	3,988	9,031
Total	$9,712	$13,099

(5) Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	September 30,	December 31,	Useful
	2021	2020	life
	(In thousands)
Construction in progress	$3,699	$1,906	—
Buildings	24,016	24,016	30 years
Machinery and equipment	128,771	124,807	3-10 years
Computer equipment and software	9,387	8,850	3 years
Total	165,873	159,579
Accumulated depreciation	(119,167)	(112,840)
Property, plant and equipment, net	$46,706	$46,739

Depreciation expense was $6.9 million and $7.7 million for the nine months ended September 30, 2021 and 2020, respectively.

Construction in progress totaled $3.7 million and $1.9 million at September 30, 2021 and December 31, 2020, respectively, principally associated with capital projects in the Company’s East Providence, Rhode Island manufacturing facility.

(6) Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2021	2020
	(In thousands)
Employee compensation	$8,227	$2,587
Other accrued expenses	1,564	1,297
Total	$9,791	$3,884

(7) Revolving Line of Credit

The Company is party to an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (Loan Agreement). On March 12, 2021, the Loan Agreement was amended and restated to extend the maturity date of the revolving credit facility to April 28, 2022 and to establish financial covenants on certain minimum Adjusted EBITDA levels and minimum Adjusted Quick Ratio covenants, each as defined in the Loan Agreement. On September 29, 2021, the Company entered into an amendment to the Loan Agreement to revise certain financial covenants, among other things.

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

Under the Loan Agreement, the Company is required to comply with both non-financial and financial covenants, including a minimum Adjusted EBITDA covenant and a minimum Adjusted Quick Ratio covenant. As of September 30, 2021, the Company was in compliance with all such covenants. Obligations under the Loan Agreement are secured by a security interest in all assets of the Company, including those at the East Providence facility, except for certain exclusions. The Company intends to extend or replace the facility prior to its maturity.

As of September 30, 2021 and December 31, 2020, the Company had no amounts drawn from the revolving credit facility.

The Company has provided letters of credit to secure obligations under certain commercial contracts and other obligations. The Company had outstanding letters of credit backed by the revolving credit facility of $1.3 million and $1.4 million at September 30, 2021 and December 31, 2020, respectively, which reduce the funds otherwise available to the Company under the facility.

As of September 30, 2021, the amount available to the Company under the revolving credit facility was $9.5 million after giving effect to the $1.3 million of outstanding letters of credit.

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

On August 24, 2021, the SBA remitted $3.7 million in principal and less than $0.1 million in accrued interest to the PPP Investor after approving the Borrower’s application for forgiveness of the PPP Loan under the provisions of the CARES Act. Accordingly, the Company recorded a total gain on the extinguishment of debt of $3.7 million during the quarter ended September 30, 2021.

As of September 30, 2021, the Company has no required principal or interest payments remaining related to the PPP Loan.

As of December 31, 2020, long-term debt consisted of the following:

December 31,
2020

Long-term debt, principal	$3,686
Current portion of long-term debt	(1,609)
Debt issuance costs, net of accumulated amortization	(18)
Long-term debt	$2,059

(9) Commitments and Contingencies

Cloud Computing Agreement

The Company is party to a cloud computing agreement that is a service contract for enterprise resource planning software. The agreement has a three-year term beginning on January 15, 2021. During the nine months ended September 30, 2021, the Company capitalized $0.7 million of costs related to implementation of the agreement that will begin to amortize during 2022. The capitalized implementation costs are included within other long-term assets on the consolidated balance sheets.

Thermal Barrier Contracts

The Company is party to production contracts with a major U.S. automotive original equipment manufacturer (OEM) to supply fabricated, multi-part thermal barriers (Barriers) for use in the battery system of its next-generation electric vehicles (Contracts). Pursuant to the Contracts, the Company is obligated to supply Barriers at fixed annual prices and at volumes to be specified by the OEM up to a daily maximum quantity through the respective terms of the agreements, which expire at various times from 2026 through 2034. While the OEM has agreed to purchase its requirement for Barriers from the Company for locations to be designated from time to time by the OEM, it has no obligation to purchase any minimum quantity of Barriers under the Contracts. In addition, the OEM may terminate the Contracts at any time and for any or no reason. All other terms of the Contracts are generally consistent with the OEM’s standard purchase terms, including quality and warranty provisions customary in automotive industry.

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

As of September 30, 2021, the Company had received $10.0 million in prepayments from BASF and applied approximately $0.3 million of credits against amounts invoiced.

The prepayment liability consists of the following:

	September 30,	December 31,
	2021	2020
	(In thousands)
Prepayment liability	$9,733	$9,845
Current portion of prepayment liability	(4,615)	—
Prepayment liability included within deferred revenue	(118)	(290)
Prepayment liability, long-term	$5,000	$9,555

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

(10) Leases

The Company leases office, laboratory, warehouse and fabrication space in Massachusetts and Rhode Island under operating leases. Under these agreements, the Company is obligated to pay annual rent, real estate taxes, and certain other operating expenses. The Company also leases equipment under operating leases. The Company’s operating leases expire at various dates through 2031.

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

Maturities of operating lease liabilities as of September 30, 2021 are as follows:

Year	Operating Leases
(In thousands)
2021 (excluding the nine months ended September 30, 2021)	$778
2022	3,086
2023	2,639
2024	2,048
2025	1,813
Thereafter	6,856
Total lease payments	17,220
Less imputed interest	(3,388)
Total lease liabilities	$13,832

The Company incurred operating lease costs of $1.5 million and $1.1 million during the nine months ended September 30, 2021 and 2020, respectively. Cash payments related to operating lease liabilities were $1.3 million and $1.1 million during the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, the weighted average remaining lease term for operating leases was 7.5 years. As of September 30, 2021, the weighted average discount rate for operating leases was 6.1%.

As of September 30, 2021, the Company has an additional operating equipment lease that will commence during 2021 with total lease payments of less than $0.1 million and a lease term of 4.0 years.

(11) CARES Act Payroll Tax Deferral

The Company elected to defer approximately $0.9 million of its employer payroll tax obligation for the period from March 27, 2020 to December 31, 2020 pursuant to the provisions of the CARES Act. The Company is required to remit 50 percent of the deferred tax balance on or before December 31, 2021 and the remaining 50 percent on or before December 31, 2022.

Other long-term liabilities consist of the following:

	September 30,	December 31,
	2021	2020
	(In thousands)
Deferred employer payroll tax obligation	$870	$870
Current portion of deferred payroll tax obligation	(436)	(436)
Other long-term liabilities	$434	$434

(12) Net Loss Per Share

The computation of basic and diluted net loss per share consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands, except share and per share data)
Numerator:
Net loss	$(7,822)	$(6,753)	$(20,741)	$(15,620)
Denominator:
Weighted average shares outstanding, basic and diluted	32,523,405	26,728,205	29,685,936	26,150,236
Net loss per share, basic and diluted	$(0.24)	$(0.25)	$(0.70)	$(0.60)

Potentially dilutive common shares that were excluded from the computation of diluted net loss per share because they were anti-dilutive consist of the following:

	Three and Nine Months Ended
	September 30,
	2021	2020
Common stock options	3,694,679	3,918,669
Restricted common stock units	348,624	699,559
Restricted common stock awards	476,550	123,191
Total	4,519,853	4,741,419

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

(14) Subsequent Events

The Company has evaluated subsequent events through November 4, 2021, the date of issuance of the consolidated financial statements for the three and nine months ended September 30, 2021.

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

Overview

We design, develop and manufacture innovative, high-performance aerogel insulation used primarily in the energy infrastructure and sustainable building materials markets. We believe our aerogel blankets deliver the best thermal performance of any widely used insulation product available on the market today and provide a combination of performance attributes unmatched by traditional insulation materials. Our end-use customers select our products where thermal performance is critical and to save money, improve resource efficiency, enhance sustainability, preserve operating assets and protect workers.

Our insulation is used by oil producers and the owners and operators of refineries, petrochemical plants, liquefied natural gas facilities, power generating assets and other energy infrastructure. Our Pyrogel and Cryogel product lines have undergone rigorous technical validation by industry leading end-users and achieved significant market adoption.

We are also actively developing a number of promising aerogel products and technologies for the electric vehicle market. We have developed and are commercializing our proprietary line of PyroThin thermal barriers for use in battery packs in electric vehicles. Our PyroThin product is an ultra-thin, lightweight and flexible thermal barrier designed with other functional layers to impede the propagation of thermal runaway across multiple lithium-ion battery system architectures. Our thermal barrier technology is designed to offer a unique combination of thermal management, mechanical performance and fire protection properties that enable electric vehicle manufacturers to achieve critical battery performance and safety goals. In addition, we are seeking to leverage our patented carbon aerogel technology to develop industry-leading battery materials for use in lithium-ion battery cells.

These battery materials have the potential to increase the energy density of the battery cells, thus enabling an increase in the driving range of electric vehicles.

The commercial potential for our PyroThin thermal barriers and our carbon aerogel battery materials in the electric vehicle market is significant. Accordingly, we are hiring additional personnel, incurring additional operating expenses, incurring significant capital expenditures to expand manufacturing capacity, build an automated thermal barrier fabrication operation, enhance research and development resources and construct a battery materials facility, among other items.

We also derive product revenue from a number of other end markets, including the sustainable building materials market. Customers in these markets use our products for applications as diverse as wall systems, military and commercial aircraft, trains, buses, appliances, apparel, footwear and outdoor gear. As we continue to enhance our aerogel technology platform, we believe we will have additional opportunities to address high-value applications in the global insulation market, the electric vehicle market and in a number of new, high-value markets.

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

We also perform research services under contracts with various agencies of the U.S. government, including the Department of Defense and the Department of Energy, and other institutions. We have decided to cease efforts to secure additional funded research contracts and to wind down our existing contract research activities. This decision reflected our desire to focus our research and development resources on initiatives to improve the profitability of our existing business and on efforts to develop new products and next-generation technologies with application in new, potentially high-value markets.

We manufacture our products using our proprietary technology at our facility in East Providence, Rhode Island. We have operated the East Providence facility since 2008 and have increased our annual capacity in phases to approximately 55 million square feet of aerogel blankets. To meet expected growth in demand for our aerogel products in the energy, sustainable building and electric vehicle markets, we are planning to expand our aerogel blanket capacity by constructing a second manufacturing plant at a site in the southeastern U.S. Subject to board approval, finalization of zoning approvals and other arrangements, we expect to have the second aerogel plant operational during the second half of 2023. In addition, we are planning to construct a state-of-the-art, automated thermal barrier fabrication operation and to hire dedicated thermal barrier fabrication employees in Mexico in order to keep pace with the significant potential demand for our PyroThin thermal barriers.

We have entered into production contracts with a major U.S. automotive original equipment manufacturer to supply fabricated, multi-part thermal barriers for use in the battery system of its next-generation electric vehicles. Pursuant to the contracts, we are obligated to supply the barriers at fixed annual prices and at volumes to be specified by the customer up to a daily maximum quantity through the term of the agreements, which expire at various times from 2026 through 2034. While the customer has agreed to purchase its requirement for the barriers from us at locations to be designated from time to time, it has no obligation to purchase any minimum quantity of barriers under the contracts. In addition, the customer may terminate the contracts any time and for any or no reason. All other terms of the contracts are generally consistent with the customer’s standard purchase terms, including quality and warranty provisions customary in the automotive industry.

We have been engaged in a strategic partnership with BASF to develop and commercialize products for the sustainable building materials and other markets. The strategic partnership includes a supply agreement governing the exclusive sale of specified products to BASF and a joint development agreement targeting innovative products and technologies. BASF has no obligation to purchase any products under the supply agreement. Pursuant to the supply agreement, BASF may, in its sole discretion, make prepayments to us in the aggregate amount of up to $22.0 million during the term of the agreement. We may repay the prepayments to BASF at any time in whole or in part for any reason.

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

In October 2021, we announced with BASF that BASF will discontinue further marketing of Spaceloft A2 effective November 15, 2021. After this date, BASF customers will be able to purchase Spaceloft A2 directly from us. We are currently working with BASF to terminate certain provisions of the supply and joint development agreements other than those governing the prepayments. Subject to finalization, approval and execution of pertinent amendments to the agreements, we expect we will be solely responsible for future development and commercialization of the specified products in the sustainable building materials and other markets. In addition, we expect the uncredited prepayment balances at the time of the execution of the amendments would remain outstanding and subject to repayment upon BASF’s request and following the requisite six-week notice periods after December 31, 2021 and December 31, 2022, respectively.

On March 12, 2021, we entered into an Amended and Restated Loan and Security Agreement (Loan Agreement) with Silicon Valley Bank to extend the maturity date of the revolving credit facility to April 28, 2022. Pursuant to the Loan Agreement, we are permitted to borrow a maximum of $20.0 million, subject to continued covenant compliance and borrowing base requirements. The interest rate applicable to borrowings under the revolving credit facility is based on the prime rate, as defined, subject to a minimum rate of 4.00% per annum. The rates applicable to borrowings vary from prime rate plus 0.75% per annum to prime rate plus 2.00% per annum. In addition, we are required to pay a monthly unused revolving line facility fee of 0.50% per annum of the average unused portion of the revolving credit facility. The credit facility has also been amended to establish minimum Adjusted EBITDA and minimum Adjusted Quick Ratio covenants, each as defined in the Loan Agreement. On September 29, 2021, the Company entered into an amendment to the Loan Agreement to revise certain financial covenants, among other things.

On May 1, 2020, our wholly owned subsidiary, Aspen Aerogels Rhode Island, LLC (Borrower), executed a note for an unsecured loan of $3.7 million pursuant to the Paycheck Protection Program (PPP Loan) under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), as amended, and administered by the U.S. Small Business Administration (SBA). The Borrower conferred with representatives of the SBA prior to finalizing the PPP Loan. The loan was unsecured, contained customary events of default, carried an interest rate of 1% per year, and matured on May 1, 2022. The Borrower had the right to repay the loan at any time without penalty. In addition, the Borrower was permitted at any time to submit an application to extend the maturity of the loan to May 1, 2025.

On August 24, 2021, the SBA remitted $3.7 million in principal and less than $0.1 million in accrued interest after approving the Borrower’s application for forgiveness of the PPP Loan under the provisions of the CARES Act. Accordingly, we recorded a total gain on the extinguishment of debt of $3.7 million during the quarter ended September 30, 2021.

On February 3, 2021, we entered into a supply agreement (Supply Agreement) with Silbond Corporation (Silbond), for the purchase of certain silanes (Product). Pursuant to the Supply Agreement, we agreed to purchase, and Silbond agreed to supply, all of our requirements for the Product at our East Providence facility through the term of the Supply Agreement, which term ends on September 30, 2023, unless either party terminates the agreement early pursuant to the terms of the Supply Agreement.

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

Our revenue for the nine months ended September 30, 2021 was $90.1 million, which represented an increase of $12.8 million, or 17%, from $77.3 million for the nine months ended September 30, 2020. Net loss for the nine months ended September 30, 2021 was $20.7 million and net loss per share was $0.70. Net loss for the nine months ended September 30, 2020 was $15.6 million and net loss per share was $0.60.

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

Square Foot Operating Metric

We price our product and measure our product shipments in square feet. We estimate our annual capacity was approximately 55 million square feet of aerogel blankets at September 30, 2021. We believe the square foot operating metric allows us and our investors to measure our manufacturing capacity and product shipments on a uniform and consistent basis. The following chart sets forth product shipments in square feet associated with recognized revenue, including revenue recognized over time utilizing the input method, for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)
Product shipments in square feet	9,012	6,825	27,526	22,307

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

The following table presents a reconciliation of net loss, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)
Net loss	$(7,822)	$(6,753)	$(20,741)	$(15,620)
Depreciation and amortization	2,114	2,545	6,856	7,670
Stock-based compensation(1)	1,554	991	3,600	2,990
Gain on extinguishment of debt	(3,734)	—	(3,734)	—
Interest expense	58	49	188	182
Adjusted EBITDA	$(7,830)	$(3,168)	$(13,831)	$(4,778)

(1)	Represents non-cash stock-based compensation related to vesting and modifications of stock option grants, vesting of restricted stock units and vesting of restricted common stock.

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

During 2021, we are projecting growth in total revenue principally due to an anticipated increase in maintenance-based demand in the refinery and chemical market, growth in the European sustainable building materials market and initial thermal barrier revenue in the electric vehicle market. We have also increased prices to offset an increase in raw material costs during 2021 that will contribute to revenue growth.

However, we intend to increase our investment in the electric vehicle market and our aerogel technology platform in 2021. We will use this investment to accelerate thermal barrier business development, to establish industry-leading thermal barrier fabrication capability, to progress from the development phase to the commercialization phase of our silicon-rich carbon aerogel battery materials, and to identify additional high-value markets for our aerogel technology, among other items. As a result, we expect to experience a decrease in Adjusted EBITDA and an increase in net loss in 2021 versus 2020.

Components of Our Results of Operations

Revenue

We recognize product revenue from the sale of our line of aerogel products and research services revenue from the provision of services under contracts with various agencies of the U.S. government and other institutions. Product and research services revenue is recognized upon the satisfaction of contractual performance obligations.

We record deferred revenue for product sales when (i) we have delivered products, but other revenue recognition criteria have not been satisfied, or (ii) payments have been received in advance of the completion of required performance obligations.

During 2021, we are projecting growth in total revenue principally due to an anticipated increase in maintenance-based demand in the refinery and chemical market, growth in the European sustainable building materials market and initial thermal barrier revenue in the electric vehicle market. We have also announced a price increase to offset an increase in raw material costs during 2021 that will contribute to revenue growth.

Cost of Revenue

Cost of product revenue consists primarily of materials and manufacturing expense. Cost of product revenue is recorded when the related product revenue is recognized.

Material is our most significant component of cost of product revenue and includes fibrous batting, silica materials and additives. Material costs as a percentage of product revenue vary from product to product due to differences in average selling prices, material requirements, product thicknesses and manufacturing yields. In addition, we provide warranties for our products and record the estimated cost within cost of revenue in the period that the related revenue is recorded or when we become aware that a potential warranty claim is probable and can be reasonably estimated. As a result of these factors, material costs as a percentage of product revenue will vary from period to period due to changes in the mix of aerogel products sold, the costs of our raw materials or the estimated cost of warranties. In addition, global supply chain disturbances, increased reliance on foreign materials procurement, industrial gas supply constraints, increases in the cost of our raw materials, and other factors may significantly impact our material costs and have a material impact on our operations. We expect that material costs will increase both in absolute dollars and as a percentage of revenue during 2021 due to (i) projected growth in product shipments, (ii) the impact of projected growth in PyroThin thermal barrier revenue, and (iii) recent increases in the costs of our raw materials.

Manufacturing expense is also a significant component of cost of revenue. Manufacturing expense includes labor, utilities, maintenance expense, and depreciation on manufacturing assets. Manufacturing expense also includes stock-based compensation for manufacturing employees and shipping costs. We expect that manufacturing expense will increase in absolute dollars and as a percentage of revenue during 2021, principally due to our plan to hire additional personnel and incur additional manufacturing expenses to establish fabrication operations in support of projected growth in PyroThin thermal barrier demand.

In total, we expect that cost of product revenue will increase in absolute dollars during 2021 versus 2020 and as a percentage of revenue versus 2020.

Cost of research services revenue consists of direct labor costs of research personnel engaged in the contract research, third-party consulting and subcontractor expense, and associated direct material costs. This cost of revenue also includes overhead expenses associated with project resources, development tools and supplies. Cost of research services revenue is recorded when the related research services revenue is recognized. In 2021, we expect cost of research services revenue will continue to decline as we wind down our existing contract research activities.

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

During 2021, we project that gross profit will grow in absolute dollars versus 2020 due to projected growth in total revenue, offset, in part, by increases in manufacturing expense and material costs. We expect that gross profit as a percentage of revenue will decrease modestly during 2021 due to the projected increase in material costs and manufacturing expense in support of projected growth in PyroThin thermal barrier revenue

Operating Expenses

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

During 2021, we are hiring additional personnel and incurring additional operating expenses to support the anticipated multi-year growth in our PyroThin thermal barrier business. In addition, we have recently encountered worker shortages and experienced increased wages within the labor market for our production personnel. Accordingly, (i) personnel-related expenses may exceed our expectations and (ii) labor shortages may have a material impact on our operations. As a result, we expect that operating expenses will continue to increase in both absolute dollars and as a percentage of revenue during the year. In the longer term, we expect that operating expenses will increase in absolute dollars, but decrease as a percentage of revenue.

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

While we expect our research and development expenses will increase in absolute dollars but decrease as a percentage of revenue in the longer term, we expect these expenses will increase in both absolute dollars and as a percentage of revenue in 2021.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs, incentive compensation, marketing programs, travel and related costs, consulting expenses and facilities related costs.

We expect that sales and marketing expenses will increase in absolute dollars and as a percentage of revenue during 2021, principally due to an increase in compensation associated with the addition of personnel in support of our PyroThin thermal barrier business. In the longer term, we expect that sales and marketing expenses will increase in absolute dollars, but decrease as a percentage of revenue.

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

We expect our general and administrative expenses to increase as we add general and administrative personnel to support the anticipated growth of our business. We also expect that the patent enforcement actions, described in more detail under “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q, if protracted, could result in significant legal expense over the medium to long-term. While we expect that our general and administrative expenses will increase in absolute dollars but decrease as a percentage of revenue in the longer term, we expect such expenses will increase in both absolute dollars and as a percentage of revenue in 2021.

Gain on Extinguishment of Debt

On May 1, 2020, our wholly-owned subsidiary, Aspen Aerogels Rhode Island, LLC, executed a note for an unsecured PPP loan of $3.7 million pursuant to the CARES Act. On August 24, 2021, the SBA remitted $3.7 million in principal and accrued interest to the noteholder after approving the Borrower’s application for forgiveness of the PPP Loan. Accordingly, we recorded a total gain on the extinguishment of debt of $3.7 million during the three months ended September 30, 2021.

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

Results of Operations

Three months ended September 30, 2021 compared to the three months ended September 30, 2020

The following tables set forth a comparison of the components of our results of operations for the periods presented:

Revenue

	Three Months Ended September 30,
	2021		2020		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Revenue:
Product	$30,263	100%	$23,939	99%	$6,324	26%
Research services	117	0%	256	1%	(139)	(54)%
Total revenue	$30,380	100%	$24,195	100%	$6,185	26%

The following chart sets forth product shipments in square feet associated with recognized revenue, including revenue recognized over time utilizing the input method, for the periods presented:

	Three Months Ended September 30,		Change
	2021	2020	Amount	Percentage
Product shipments in square feet (in thousands)	9,012	6,825	2,187	32%

Total revenue increased $6.2 million, or 26%, to $30.4 million for the three months ended September 30, 2021 from $24.2 million in the comparable period in 2020. The increase in total revenue was the result of an increase in product revenue.

Product revenue increased by $6.4 million, or 26%, to $30.3 million for the three months ended September 30, 2021 from $23.9 million in the comparable period in 2020. This increase was principally driven by growth in the refinery and chemical markets, particularly in the United States and Europe, offset, in part, by a decrease in project-based demand in the liquefied natural gas (LNG) market.

Product revenue for the three months ended September 30, 2021 included $8.1 million to a North American distributor. Product revenue for the three months ended September 30, 2020 included $5.2 million to an Asian LNG project contractor, $4.2 million to a North American distributor and $3.0 million to a subsea contractor.

The average selling price per square foot of our products decreased by $0.15, or 4%, to $3.36 per square foot for the three months ended September 30, 2021 from $3.51 per square foot for the three months ended September 30, 2020. The decrease in average selling price principally reflected the impact of a change in the mix of products sold. This decrease in average selling price had the effect of decreasing product revenue by $1.3 million for the three months ended September 30, 2021 from the comparable period in 2020.

In volume terms, product shipments increased by 2.2 million square feet, or 32%, to 9.0 million square feet of aerogel products for the three months ended September 30, 2021, as compared to 6.8 million square feet for the three months ended September 30, 2020. The increase in product volume had the effect of increasing product revenue by $7.7 million for the three months ended September 30, 2021 from the comparable period in 2020.

Research services revenue was $0.1 million for the three months ended September 30, 2021 and $0.3 million in the comparable period in 2020. The decline in research services revenue reflected our decision to wind down our existing contract research activities.

Cost of Revenue

	Three Months Ended September 30,
	2021			2020			Change
		Percentage of Related	Percentage of Total		Percentage of Related	Percentage of Total
	Amount	Revenue	Revenue	Amount	Revenue	Revenue	Amount	Percentage
	($ in thousands)
Cost of revenue:
Product	$27,279	90%	90%	$22,243	93%	92%	$5,036	23%
Research services	34	29%	0%	52	20%	0%	(18)	(35)%
Total cost of revenue	$27,313	90%	90%	$22,295	92%	92%	$5,018	23%

Total cost of revenue increased $5.0 million, or 23%, to $27.3 million for the three months ended September 30, 2021 from $22.3 million in the comparable period in 2020. The increase in total cost of revenue was the result of an increase in product cost of revenue.

Product cost of revenue increased by $5.1 million, or 23%, to $27.3 million for the three months ended September 30, 2021 from $22.2 million in the comparable period in 2020. The $5.1 million increase was the result of a $1.9 million increase in material costs and a $3.2 million increase in manufacturing expense. The increase in material costs was principally the result of the 2.2 million square feet, or 32%, increase in total product shipments. The increase in manufacturing expense was the result of increases in compensation and related expenses of $2.5 million, operating supplies of $0.4 million, professional services of $0.2 million and other manufacturing expenses of $0.1 million.

Product cost of revenue as a percentage of product revenue decreased to 90% during the three months ended September 30, 2021 from 93% during the three months ended September 30, 2020. This decrease was principally the result of the decrease in material costs as a percentage of revenue during the three months ended September 30, 2021.

Research services cost of revenue was less than $0.1 million for both the three months ended September 30, 2021 and 2020.

Gross Profit

	Three Months Ended September 30,
	2021		2020		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Gross profit	$3,067	10%	$1,900	8%	$1,167	61%

Gross profit increased by $1.2 million, or 61%, to $3.1 million for the three months ended September 30, 2021 from $1.9 million in the comparable period in 2020. The increase in gross profit was the result of the $6.2 million increase in total revenue, offset, in part, by the $5.0 million increase in total cost of revenue. The increase in revenue was principally driven by growth in the refinery and chemical markets, particularly in the United States and Europe, offset, in part, by a decrease in project-based demand in the LNG market. The increase in total cost of revenue was the result of the $1.9 million increase in material costs associated with the 2.2 million square feet, or 32%, increase in total product shipments and the $3.2 million increase in manufacturing expense during 2021.

Gross profit as a percentage of total revenue increased to 10% of total revenue for the three months ended September 30, 2021 from 8% in the comparable period in 2020.

Research and Development Expenses

	Three Months Ended September 30,
	2021		2020		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Research and development expenses	$3,077	10%	$2,088	9%	$989	47%

Research and development expenses increased by $1.0 million, or 47%, to $3.1 million for the three months ended September 30, 2021 from $2.1 million in the comparable period in 2020. The $1.0 million increase reflects an increase in compensation and related costs of $0.7 million and other research and development expenses of $0.3 million.

Research and development expenses as a percentage of total revenue increased to 10% for the three months ended September 30, 2021 from 9% in the comparable period in 2020 due principally to increases in personnel and expenditures to support our carbon aerogel battery materials initiative.

Sales and Marketing Expenses

	Three Months Ended September 30,
	2021		2020		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Sales and marketing expenses	$4,915	16%	$2,755	11%	$2,160	78%

Sales and marketing expenses increased by $2.1 million, or 78%, to $4.9 million for the three months ended September 30, 2021 from $2.8 million in the comparable period in 2020. The $2.1 million increase was principally the result of increases in compensation and related costs of $2.0 million and travel-related and other expenditures of $0.3 million, offset, in part, by a decrease in sales consultant expenses of $0.2 million.

Sales and marketing expenses as a percentage of total revenue increased to 16% for the three months ended September 30, 2021 from 11% in the comparable period in 2020, due principally to the increase in compensation and related expenses associated with an increase in sales and business development personnel.

General and Administrative Expenses

	Three Months Ended September 30,
	2021		2020		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
General and administrative expenses	$6,573	22%	$3,761	16%	$2,812	75%

General and administrative expenses increased by $2.8 million, or 75%, to $6.6 million for the three months ended September 30, 2021 from $3.8 million in the comparable period in 2020. The $2.8 million increase was the result of increases in compensation and related costs of $1.8 million, recruiting and professional services of $0.6 million, and other general and administrative expenses of $0.6 million, offset, in part, by a decrease in the provision for uncollectible accounts of $0.2 million.

General and administrative expenses as a percentage of total revenue increased to 22% for the three months ended September 30, 2021 from 16% in the comparable period in 2020.

Gain on Extinguishment of Debt

On May 1, 2020, our wholly-owned subsidiary, Aspen Aerogels Rhode Island, LLC, executed a note for an unsecured PPP loan of $3.7 million pursuant to the CARES Act. On August 24, 2021, the SBA remitted $3.7 million in principal and accrued interest to the noteholder after approving the Borrower’s application for forgiveness of the PPP Loan. Accordingly, we recorded a total gain on the extinguishment of debt of $3.7 million during the three months ended September 30, 2021.

Interest Expense, net

	Three Months Ended September 30,
	2021		2020		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Interest expense, net	$(58)	(0)%	$(49)	(0)%	$(9)	18%

Interest expense, net, consists primarily of fees and interest expense associated with our revolving credit agreement and was less than $0.1 million for both the three months ended September 30, 2021 and 2020.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

The following tables set forth a comparison of the components of our results of operations for the periods presented:

Revenue

	Nine Months Ended September 30,
	2021		2020		Change
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	($ in thousands)
Revenue:
Product	$89,809	100%	$76,772	99%	$13,037	17%
Research services	338	0%	483	1%	(145)	(30)%
Total revenue	$90,147	100%	$77,255	100%	$12,892	17%

The following chart sets forth product shipments in square feet for the periods presented:

	Nine Months Ended September 30,		Change
	2021	2020	Amount	Percentage
Product shipments in square feet (in thousands)	27,526	22,307	5,219	23%

Total revenue increased $12.8 million, or 17%, to $90.1 million for the nine months ended September 30, 2021 from $77.3 million in the comparable period in 2020. The increase in total revenue was the result of an increase in product revenue.

Product revenue increased by $13.0 million, or 17%, to $89.8 million for the nine months ended September 30, 2021 from $76.8 million in the comparable period in 2020. This increase was principally driven by growth in the global refinery and chemical markets, particularly in the United States and Europe, offset, in part, by decreases in project-based revenue in the LNG market.

Product revenue for the nine months ended September 30, 2021 included $25.0 million to a North American distributor and $9.2 million to a European LNG project contractor. Product revenue for the nine months ended September 30, 2020 included $15.3 million to an Asian LNG project contractor and $13.6 million to a North American distributor.

The average selling price per square foot of our products decreased by $0.18, or 5%, to $3.26 per square foot for the nine months ended September 30, 2021 from $3.44 per square foot for the nine months ended September 30, 2020. The decrease in average selling price principally reflected the impact of a change in the mix of products sold for the nine months ended September 30, 2021 from the comparable period in 2020. This decrease in average selling price had the effect of decreasing product revenue by $5.0 million for the nine months ended September 30, 2021 from the comparable period in 2020.

In volume terms, product shipments increased by 5.2 million square feet, or 23%, to 27.5 million square feet of aerogel products for the nine months ended September 30, 2021, as compared to 22.3 million square feet for the nine months ended September 30, 2020. The increase in product volume had the effect of increasing product revenue by $18.0 million for the nine months ended September 30, 2021 from the comparable period in 2020.

Research services revenue was $0.3 million and $0.5 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. The decline in research services revenue reflected our decision to wind down our existing contract research activities.

Cost of Revenue

	Nine Months Ended September 30,
	2021			2020			Change
		Percentage of Related	Percentage of Total		Percentage of Related	Percentage of Total
	Amount	Revenue	Revenue	Amount	Revenue	Revenue	Amount	Percentage
	($ in thousands)
Cost of revenue:
Product	$78,459	87%	87%	$66,403	86%	86%	$12,056	18%
Research services	85	25%	0%	121	25%	0%	(36)	(30)%
Total cost of revenue	$78,544	87%	87%	$66,524	86%	86%	$12,020	18%

Total cost of revenue increased $12.0 million, or 18%, to $78.5 million for the nine months ended September 30, 2021 from $66.5 million in the comparable period in 2020. The increase in total cost of revenue was principally the result of an increase in product cost of revenue.

Product cost of revenue increased $12.1 million, or 18%, to $78.5 million for the nine months ended September 30, 2021 from $66.4 million in the comparable period in 2020. The $12.1 million increase was the result of a $6.3 million increase in material costs and a $5.8 million increase in manufacturing expense. The increase in material costs was driven principally by the 5.2 million square feet, or 23%, increase in product shipments. The increase in manufacturing expense was the result of increases in compensation and related expenses of $4.0 million, operating supplies of $1.0 million, maintenance costs of $0.5 million and other expenses of $0.3 million.

Product cost of revenue as a percentage of product revenue increased to 87% during the nine months ended September 30, 2021 from 86% during the nine months ended September 30, 2020. This increase was the result of the increase in both material costs and manufacturing expense as a percentage of revenue during the nine months ended September 30, 2021.

Research services cost of revenue was approximately $0.1 million for both the nine months ended September 30, 2021 and 2020.

Gross Profit

	Nine Months Ended September 30,
	2021		2020		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Gross profit	$11,603	13%	$10,731	14%	$872	8%

Gross profit increased $0.8 million, or 8%, to $11.6 million for the nine months ended September 30, 2021 from $10.7 million in the comparable period in 2020. The increase in gross profit was the result of the $12.8 million increase in total revenue, offset, in part, by the $12.0 million increase in total cost of revenue. The increase in revenue was driven principally by the 23% increase in product shipments. The increase in total cost of revenue was driven by the $6.3 million increase in material costs and the $5.8 million increase in manufacturing expense.

Gross profit as a percentage of total revenue decreased to 13% of total revenue for the nine months ended September 30, 2021 from 14% in the comparable period in 2020.

Research and Development Expenses

	Nine Months Ended September 30,
	2021		2020		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Research and development expenses	$8,128	9%	$6,436	8%	$1,692	26%

Research and development expenses increased $1.7 million, or 26%, to $8.1 million for the nine months ended September 30, 2021 from $6.4 million in the comparable period in 2020. The $1.7 million increase was the result of increases in compensation and related costs of $1.3 million and other research and development expenses of $0.4 million.

Research and development expenses as a percentage of total revenue was 9% for the nine months ended September 30, 2021 from 8% in the comparable period in 2020.

Sales and Marketing Expenses

	Nine Months Ended September 30,
	2021		2020		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Sales and marketing expenses	$11,784	13%	$9,051	12%	$2,733	30%

Sales and marketing expenses increased by $2.7 million, or 30%, to $11.8 million for the nine months ended September 30, 2021 from $9.1 million in the comparable period in 2020. The $2.7 million increase was the result of increases in compensation and related expenses of $3.2 million and other sales related expenses of $0.3 million, offset, in part, by decreases in sales consultant costs of $0.7 million and travel related expenses of $0.1 million.

Sales and marketing expenses as a percentage of total revenue was 13% for the nine months ended September 30, 2021 versus 12% in the comparable period in 2020.

General and Administrative Expenses

	Nine Months Ended September 30,
	2021		2020		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
General and administrative expenses	$15,978	18%	$10,682	14%	$5,296	50%

General and administrative expenses increased by $5.3 million, or 50%, to $16.0 million during the nine months ended September 30, 2021 from $10.7 million in the comparable period in 2020. The $5.3 million increase was the result of an increase in compensation and related expenses of $2.9 million, recruiting and professional services of $1.9 million, and other general and administrative expenses of $1.0 million, offset, in part, by a decrease in the provision for uncollectible accounts of $0.5 million.

General and administrative expenses as a percentage of total revenue increased to 18% of total revenue for the nine months ended September 30, 2021 from 14% during the comparable period in 2020.

Gain on Extinguishment of Debt

On May 1, 2020, our wholly owned subsidiary, Aspen Aerogels Rhode Island, LLC, executed a note for an unsecured PPP loan of $3.7 million pursuant to the CARES Act. On August 24, 2021, the SBA remitted $3.7 million in principal and accrued interest after approving the Borrower’s application for forgiveness of the PPP Loan. Accordingly, we recorded a total gain on the extinguishment of debt of $3.7 million during the nine months ended September 30, 2021.

Interest Expense, net

	Nine Months Ended September 30,
	2021		2020		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Interest expense, net	$(188)	(0)%	$(182)	(0)%	$(6)	3%

Interest expense, net, consists primarily of fees and interest expense associated with our revolving credit agreement and was approximately $0.2 million during both the nine months ended September 30, 2021 and 2020.

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

Through 2015, we experienced revenue growth and gained share in our target markets. Despite a decline in revenue in 2016, 2017 and 2018, our financial projections anticipated long-term revenue growth, increasing levels of gross profit and improved cash flow from operations. To support this growth, we increased the capacity of our East Providence, Rhode Island manufacturing facility in phases to approximately 55 million square feet of aerogel blankets.

To meet expected demand growth for our aerogel products in the energy, sustainable building and electric vehicle markets, we are planning to expand our aerogel blanket capacity by constructing a second manufacturing plant at a site in the southeastern U.S. Subject to board approval, finalization of zoning approvals and other arrangements, we expect to have the second aerogel plant operational during the second half of 2023. In addition, we are planning to construct a state-of-the-art, automated thermal barrier fabrication operation and to hire dedicated thermal barrier fabrication employees at potential sites in Mexico in order to keep pace with the significant potential demand for our PyroThin thermal barriers.

We are also increasing our investment in the research and development of next-generation aerogel products and technologies. During 2021, we will continue to develop aerogel products and technologies for the electric vehicle market. We believe the commercial potential for our technology in the electric vehicle market is significant. Accordingly, we are hiring additional personnel, incurring additional operating expenses, and plan to construct a carbon aerogel battery materials facility, among other items.

We took several actions during 2020 to increase the financial resources available to support current operating requirements and capital expenditures. In February 2020, we completed an underwritten public offering of our common stock and received net proceeds of $14.8 million. In March 2020, we extended the maturity of our revolving credit facility with Silicon Valley Bank to April 28, 2021. In May 2020, our wholly owned subsidiary, Aspen Aerogels Rhode Island, LLC, received PPP Loan proceeds of $3.7 million under the CARES Act. During November and December 2020, we also sold shares of our common stock through our at-the-market offering program and received net proceeds of $9.5 million.

During the nine months ended September 30, 2021, we sold shares of our common stock through our at-the-market offering program and received net proceeds of $19.4 million. In June 2021, we sold 3,462,124 shares to an affiliate of Koch Strategic Platforms in a private placement of our common stock and received net proceeds of $73.5 million. In addition, during September 2021, the SBA remitted $3.7 million in principal and accrued interest after approving Aspen Aerogels Rhode Island, LLC’s application for forgiveness of the PPP Loan under the provisions of the CARES Act.

We believe that our existing cash balance of $95.5 million and funds available under our revolving credit facility will be sufficient to support current operating requirements, current research and development activities and the initial capital expenditures required to support the evolving commercial opportunities in the electric vehicle market and other strategic business opportunities.

However, we plan to supplement our cash balance and available credit with equity financings, debt financings, customer prepayments or technology licensing fees to provide the additional capital necessary to purchase the capital equipment, construct the new facilities and complete the aerogel capacity expansions required to support our evolving commercial opportunities and strategic business initiatives. We also intend to extend or replace our revolving credit facility with Silicon Valley Bank prior to its maturity.

Primary Sources of Liquidity

Our principal sources of liquidity are currently our cash and cash equivalents and our revolving credit facility with Silicon Valley Bank. Cash and cash equivalents consist primarily of cash and money market accounts on deposit with banks. As of September 30, 2021, we had $95.5 million of cash and cash equivalents.

On February 18, 2020, we completed an underwritten public offering of 1,955,000 shares of our common stock at an offering price of $8.25 per share. We received net proceeds of $14.8 million after deducting underwriting discounts and commissions of $1.1 million and offering expenses of approximately $0.3 million.

On November 5, 2020, we entered into a sales agreement for an ATM offering program under which we could sell up to $33,871,250 of our common stock through B. Riley Securities as our sales agent. We were not obligated to sell any stock under the sales agreement. We agreed to pay B. Riley Securities a commission of 3.0% of the gross sales proceeds of shares sold under the agreement. During 2020, we sold 714,357 shares of our common stock through the ATM offering program and received net proceeds of $9.5 million. During the nine months ended September 30, 2021, we sold an additional 929,981 shares of our common stock through the ATM offering program and received net proceeds of $19.4 million.

On June 29, 2021, we sold 3,462,124 shares to an affiliate of Koch Strategic Platforms in a private placement of our common stock and received net proceeds of $73.5 million after deducting fees and offering expenses of $1.5 million.

On May 1, 2020, our wholly-owned subsidiary, Aspen Aerogels Rhode Island, LLC (Borrower) executed a note for a loan of $3.7 million pursuant to the PPP under the CARES Act, as amended, and administered by the SBA. On August 24, 2021, the SBA remitted $3.7 million in principal and accrued interest pursuant to the Borrower’s application for forgiveness of the PPP Loan under the provisions of the CARES Act.

We have a prepayment balance of $9.7 million associated with prepayments received pursuant to our supply agreement with BASF.

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

As of September 30, 2021, we had no outstanding borrowings under our revolving credit facility and $1.3 million of outstanding letters of credit secured by the revolving credit facility.

Under the revolving credit facility, we are required to comply with both non-financial and financial covenants, including minimum Adjusted EBITDA and Adjusted Quick Ratio covenants, as defined in the loan agreement. As of September 30, 2021, we were in compliance with all such covenants.

The amount available to us under the revolving credit facility as of September 30, 2021 was $9.5 million after giving effect to the $1.3 million of letters of credit outstanding.

Analysis of Cash Flow

Net Cash Used in Operating Activities

During the nine months ended September 30, 2021, we used $6.6 million in net cash in operating activities, as compared to the use of $4.8 million in net cash during the comparable period in 2020, an increase in the use of cash of $1.8 million. This increase in use of cash was the result of an increase in net loss adjusted for non-cash items of $9.0 million, offset, in part, by an increase in net cash provided by changes in operating assets and liabilities of $7.2 million.

Net Cash Used in Investing Activities

Net cash used in investing activities is primarily related to capital expenditures to support our growth. Net cash used in investing activities for the nine months ended September 30, 2021 and 2020 was $6.1 million and $2.6 million, respectively, for capital expenditures primarily for machinery and equipment to improve the capacity, throughput, efficiency and reliability of our East Providence manufacturing facility.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 totaled $91.7 million and consisted of $73.5 million in net proceeds from the private placement of our common stock, $19.4 million in net proceeds from the ATM offering program, and $1.5 million in proceeds from employee stock option exercises, offset, in part, by $2.7 million in cash used for payments made for employee tax withholdings associated with the vesting of restricted stock units.

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

Certain Factors That May Affect Future Results of Operations

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors, which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about: our beliefs in the appropriateness of our assumptions, the accuracy of our estimates regarding expenses, loss contingencies, future revenues, future profits, uses of cash, available credit, capital requirements, and the need for additional financing to operate our business, including to complete the planned capacity expansion of our East Providence manufacturing facility, and to fund our planned strategic business initiatives; the performance of our aerogel blankets; our expectation that we will be successful in obtaining, enforcing and defending our patents against competitors and that such patents are valid and enforceable; our belief that our products possess strong competitive advantages over traditional insulation materials, including the superior thermal performance and the thin, easy-to-use and durable blanket form of our products; our plans to expand capacity in our East Providence, Rhode Island manufacturing facility; our estimates of annual production capacity; our plans regarding the future capacity expansion, including the selection of a manufacturing site and the construction and operation of the facility; our ability to obtain approvals and terms that are acceptable to move forward with the construction of a facility in the southeastern U.S. on a timely basis, or at all; beliefs about the role of our technology and products in the electric vehicle market; beliefs about the commercial potential for our technology in the electric vehicle market; beliefs about our ability to produce and deliver products to electric vehicle customers; beliefs about Aspen’s contracts with the major U.S. automotive manufacturer; beliefs about the potential for the major U.S. automotive manufacturer to become a significant customer for Aspen’s products; beliefs about revenue, costs, expenses, profitability, investments or cash flow associated with the contracts with the major U.S. automotive manufacturer; beliefs about the performance of our thermal barrier products in the battery systems of electric vehicles; beliefs about the potential commercial opportunity for Aspen’s thermal barrier products; our beliefs about the usefulness of the square foot operating metric; our beliefs about the financial metrics that are indicative of our core performance; our beliefs about the usefulness of our presentation of Adjusted EBITDA; our expectations about the effect of manufacturing capacity on financial metrics such as Adjusted EBITDA; our expectations about future revenues, expenses, gross profit, net loss, loss per share and Adjusted EBITDA, sources and uses of cash, capital requirements and the sufficiency of our existing cash balance and available credit; our beliefs about the outcome, effects or estimated costs of current or potential litigation or their respective timing, including expected legal expense in connection with our patent enforcement actions; our plans to devote substantial resources to the development of new aerogel technology; our expectations about product mix; our expectations about future material costs and manufacturing expenses as a percentage of revenue; our expectations of future gross profit and the effect of manufacturing expenses, manufacturing capacity and productivity on gross profit; our expectations about our resources and other investments in new technology and related research and development activities and associated expenses; our expectations about short and long term (a) research and development (b) general and administrative and (c) sales and marketing expenses; our expectations of revenue growth, increased gross profit, and improving cash flows over the long term; our intentions about managing capital expenditures and working capital balances; our expectations about incurring significant capital expenditures in the future; our expectations about the expansion of our workforce and resources and its effect on sales and marketing, general and administrative, and related expenses; our expectations about future product revenue and demand for our products; our expectations about the effect of stock based compensation on various costs and expenses; our expectations about potential sources of future financing; our beliefs about the impact of accounting policies on our financial statements; our beliefs about the effect of interest rates, inflation and foreign currency fluctuations on our results of operations and financial condition; our beliefs about the expansion of our international operations; our statements about the impact of major public health concerns, including the COVID-19 pandemic or other pandemics arising globally, and the future, and currently unknown extent of, the impact of the COVID-19 pandemic on our business and operations; and our statements about the sufficiency of our current and future actions to address the impact of the COVID-19 pandemic on our business and operations, including our future revenue, Adjusted EBITDA and other financial metrics.

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

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business. As of September 30, 2021, we had unrestricted cash and cash equivalents of $95.5 million. These amounts were held for working capital and capital expansion purposes and were invested primarily in deposit and money market accounts at major financial institutions in North America. Due to the short-term nature of these investments, we believe that our exposure to changes in the fair value of our cash as a result of changes in interest rates is not material.

As of September 30, 2021, we had no borrowings outstanding on our revolving credit facility. As of September 30, 2021, we had $1.3 million of outstanding letters of credit supported by the revolving credit facility.

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

As of September 30, 2021, the amount available to us under the revolving credit facility was $9.5 million after giving effect to the $1.3 million of letters of credit outstanding under the facility.

Inflation Risk

We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations, or financial condition.

Foreign Currency Exchange Risk

We are subject to inherent risks attributed to operating in a global economy. Principally all our revenue, receivables, purchases and debts are denominated in U.S. dollars.

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

As of September 30, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In addition, our principal executive officer and principal financial officer have concluded that the impact of the COVID-19 pandemic did not impact our ability to maintain our internal controls over financial reporting and disclosure controls and procedures.

(b) Changes in Internal Controls.

During the nine months ended September 30, 2021, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

Patent Enforcement Actions

In May 2016, we filed a complaint for patent infringement against Nano Tech Co., Ltd. (Nano), and Guangdong Alison Hi Tech., Ltd. (Alison) in the International Trade Commission, or ITC. In February 2018, the ITC issued its final determination that Nano and Alison had infringed asserted Aspen patents and that they have not proven the patents are invalid except with respect to one dependent product claim, which the ITC found was not infringed. The ITC affirmed that Alison and Nano each violated Section 337 of the Tariff Act and issued a limited exclusion order prohibiting importation of infringing aerogel insulation products manufactured by Alison and Nano. Alison’s appeal with respect to a product patent to the United States Court of Appeals for the Federal Circuit (CAFC) was rejected and resulted in CAFC affirming the validity of our patent. The exclusion order, which is enforced by the United States Customs and Border Protection, is currently in effect.

Additionally, the USPTO denied Alison’s requests to invalidate the claims of four of our patents in Inter-Partes Review. Alison also filed multiple similar requests with the Chinese Patent Office (SIPO), seeking to invalidate our Chinese manufacturing process patents and two of our Chinese product patents. With respect to one of those requests, not withdrawn previously by Alison, the Patent Review Board of SIPO (PRB), issued a decision upholding the validity of Aspen’s issued patent as amended in the proceedings. Alison has appealed the PRB’s decision to the Beijing IP court. On July 25, 2020, the Beijing IP court dismissed Alison’s appeal and upheld the validity of Aspen’s patent, and we received this decision on September 15, 2020. Nano has also filed a request seeking invalidation of a product patent at SIPO. After the oral hearing at PRB, Nano withdrew its invalidation request. On September 23, 2019, Alison filed yet another request to invalidate the same patent, whose validity was previously confirmed by PRB. On January 23, 2020 PRB denied Alison’s latest invalidation request.

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

•

The Mannheim court issued two decisions on July 31, 2020 finding that Nano infringed each of the 577 Patent and the 950 Patent. In addition to granting other remedies, the court also issued injunctions prohibiting the offer, putting on the market, using, importing or possessing any aerogel sheets. After the passing of the deadline to file appeals, these decisions have now become final.

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

•

On March 19 and 20, 2019 the German Federal Patent Court in Munich (FPC) conducted oral proceedings and voided four claims in EP2415577 (577 Patent) and confirmed the validity of challenged claims in EP2422950 (950 Patent) within the scope of silica gels. These FPC judgments are now final and binding on the parties. Nano had filed another nullity action seeking to invalidate the remaining claims in the 577 Patent which action Nano subsequently failed to pursue. On June 17, 2020, Nano also filed an opposition to a recently issued Aspen Patent EP3120983B1, titled “Continuous Sheet of Gel Materials and Continuous sheet of Aerogel.”

•

On January 28, 2021, a search order was executed and relevant evidence secured at the principal places of business of AMA S.p.A. and AMA Composites S.r.l. (collectively, AMA) in San Martino in Rio and Campogalliano, respectively, based on an ex-parte search order issued by the Court of Genoa, Italy at our request in connection with alleged infringement of the Italian part of our patents previously asserted successfully against Nano and Alison in Germany. The Court of Genoa subsequently held a hearing and confirmed the validity of the search order and its execution. While the search proceedings do not take a position on the infringement issues, we may use any evidence collected during the search proceedings to prove infringement. As a result, on May 3, 2021, we filed an infringement complaint, a writ of summons, as known in Italy, at the Court of Genoa alleging that AMA has infringed the Italian part of three European patents (same patents asserted in the German litigation) and a patent on composition of aerogel-based composites in connection with AMA’s resale of aerogel products supplied by Chinese companies and sale of any products derived therefrom. We are seeking monetary damages and preliminary injunction of AMA’s alleged infringing activities. We expect the Court of Genoa to assess our claims and AMA’s defense through appointment of an expert after the submission of relevant writs and evidence. We issued a press release on May 6, 2021 describing the patent enforcement action of May 3, 2021 (Press Release). On June 7, 2021, AMA served us a copy of a request it previously filed with the Court of Genoa seeking an ex-parte preliminary injunction (PI) against us alleging the Press Release constituted anti-competitive conduct and that it infringed AMA’s trademark rights. The service of the request followed the court’s prior denial of the ex-parte order and an order requiring AMA to serve the request on us. The court subsequently conducted an oral hearing on June 15, 2021. On June 24, 2021, the court denied AMA’s request for a PI, reasoning that Aspen’s Press Release was factually accurate, was not misleading, distinguished facts from opinions and that it was neither anti-competitive nor did it infringe trademark rights of AMA. The Court also ordered AMA to pay certain of our legal fees. On July 5, 2021, AMA informed us that it has decided not to appeal the denial of June 24, 2021. We subsequently learned that AMA had also made a criminal complaint against our chief executive officer for defamation in connection with the Press Release. In response to our infringement complaint, AMA has also added as a counter-claim in connection with its claims regarding the Press Release, those same claims that it previously sought a preliminary injunction which was denied by the court. The patent infringement proceedings are ongoing.

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

(a) Unregistered Sales of Equity Securities.

None.

(b) Use of Proceeds from Initial Public Offering of Common Stock.

Not applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

We did not repurchase any of our equity securities during the quarter ended September 30, 2021.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits

10.1	First Amendment to the Second Amended and Restated Loan and Security Agreement, dated as of September 29, 2021, by and between the Registrant and Silicon Valley Bank.

31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPEN AEROGELS, INC.

Date: November 4, 2021	By:	/s/ Donald R. Young
Donald R. Young
President and Chief Executive Officer (principal executive officer)

Date: November 4, 2021	By:	/s/ John F. Fairbanks
John F. Fairbanks
Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)