Form 10-Q
period 2022-09-30
ASPEN AEROGELS INC
filed 2022-11-07
CIK 1145986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, the registrant had 40,909,480 shares of common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

ASPEN AEROGELS, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2022	2021
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$102,398	$76,564
Accounts receivable, net of allowances of $183 and $150	27,117	20,426
Inventories	20,600	11,987
Prepaid expenses and other current assets	6,159	3,173
Total current assets	156,274	112,150
Property, plant and equipment, net	210,113	55,778
Operating lease right-of-use assets	16,323	13,531
Other long-term assets	2,704	1,495
Total assets	$385,414	$182,954
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$58,323	$17,440
Accrued expenses	12,737	10,819
Current portion of prepayment liability	5,000	4,728
Deferred revenue	2,356	1,321
Operating lease liabilities	2,541	2,247
Total current liabilities	80,957	36,555
Prepayment liability	—	5,000
Convertible note - related party	105,218	—
Operating lease liabilities long-term	16,833	12,991
Total liabilities	203,008	54,546
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value; 125,000,000 shares authorized, 40,841,127 and 33,218,115 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	800,588	673,461
Accumulated deficit	(618,182)	(545,053)
Total stockholders’ equity	182,406	128,408
Total liabilities and stockholders’ equity	$385,414	$182,954

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands, except share and per share data)		(In thousands, except share and per share data)

Revenue	$36,706	$30,380	$120,753	$90,147
Cost of revenue	43,065	27,313	130,111	78,544
Gross (loss) profit	(6,359)	3,067	(9,358)	11,603
Operating expenses:
Research and development	4,694	3,077	12,733	8,128
Sales and marketing	7,293	4,915	20,944	11,784
General and administrative	9,963	6,573	26,544	15,978
Total operating expenses	21,950	14,565	60,221	35,890
Loss from operations	(28,309)	(11,498)	(69,579)	(24,287)
Other income (expense)
Interest expense, convertible note - related party	(1,734)	—	(4,103)	—
Interest income (expense), net	448	(58)	553	(188)
Gain on extinguishment of debt	—	3,734	—	3,734
Total other income (expense), net	(1,286)	3,676	(3,550)	3,546
Net loss	$(29,595)	$(7,822)	$(73,129)	$(20,741)
Net loss per share:
Basic and diluted	$(0.75)	$(0.24)	$(2.03)	$(0.70)
Weighted-average common shares outstanding:
Basic and diluted	39,533,695	32,523,405	36,047,879	29,685,936

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Preferred Stock $0.00001 Par Value		Common Stock $0.00001 Par Value		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Value	Shares	Value
Balance at December 31, 2021	—	$—	33,218,115	$—	$673,461	$(545,053)	$128,408
Net loss	—	—	—	—	—	(19,484)	(19,484)
Stock compensation expense	—	—	—	—	1,828	—	1,828
Vesting of restricted stock units	—	—	166,211	—	(2,315)	—	(2,315)
Proceeds from employee stock option exercises	—	—	4,681	—	38	—	38
Proceeds from at-the-market offering, net of commissions of $729 and issuance costs of $318	—	—	737,288	—	23,272	—	23,272
Proceeds from private placement of common stock, net of fees and issuance costs of $136	—	—	1,791,986	—	49,864	—	49,864
Balance at March 31, 2022	—	$—	35,918,281	$—	$746,148	$(564,537)	$181,611
Net loss	—	—	—	—	—	(24,050)	(24,050)
Stock compensation expense	—	—	—	—	2,295	—	2,295
Issuance of restricted stock	—	—	391,324	—	—	—	-
Vesting of restricted stock units	—	—	2,569	—	(24)	—	(24)
Proceeds from employee stock option exercises	—	—	21,110	—	136	—	136
Proceeds from at-the-market offering, net of commissions of $149 and issuance costs of $28	—	—	145,000	—	4,786	—	4,786
Balance at June 30, 2022	—	$—	36,478,284	$—	$753,341	$(588,587)	$164,754
Net loss	—	—	—	—	—	(29,595)	(29,595)
Stock compensation expense	—	—	—	—	2,590	—	2,590
Issuance of restricted stock	—	—	3,495	—	—	—	—
Vesting of restricted stock units	—	—	236	—	—	—	—
Proceeds from at-the-market offering, net of commissions of $1,391 and issuance costs of $285	—	—	4,359,112	—	44,657	—	44,657
Balance at September 30, 2022	—	$—	40,841,127	$—	$800,588	$(618,182)	$182,406

	Preferred Stock $0.00001 Par Value		Common Stock $0.00001 Par Value		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Value	Shares	Value
Balance at December 31, 2020	—	$—	27,821,685	$—	$575,811	$(507,959)	$67,852
Net loss	—	—	—	—	—	(6,250)	(6,250)
Stock compensation expense	—	—	—	—	976	—	976
Vesting of restricted stock units	—	—	246,737	—	(2,613)	—	(2,613)
Proceeds from employee stock option exercises	—	—	48,056	—	463	—	463
Proceeds from at-the-market offering, net of commissions and fees of $193 and issuance costs of $17	—	—	305,182	—	6,215	—	6,215
Forfeiture of performance-based restricted stock	—	—	(78,125)	—	—	—	—
Balance at March 31, 2021	—	$—	28,343,535	$—	$580,852	$(514,209)	$66,643
Net loss	—	—	—	—	—	(6,669)	(6,669)
Stock compensation expense	—	—	—	—	1,070	—	1,070
Issuance of restricted stock	—	—	476,550	—	—	—	-
Vesting of restricted stock units	—	—	6,207	—	(64)	—	(64)
Proceeds from employee stock option exercises	—	—	23,886	—	230	—	230
Proceeds from at-the-market offering, net of commissions and fees of $383 and issuance costs of $27	—	—	594,799	—	12,352	—	12,352
Proceeds from private placement common stock offering, net of fees and issuance costs of $1,414	—	—	3,462,124	—	73,586	—	73,586
Balance at June 30, 2021	—	$—	32,907,101	$—	$668,026	$(520,878)	$147,148
Net loss	—	—	—	—	—	(7,822)	(7,822)
Stock compensation expense	—	—	—	—	1,554	—	1,554
Proceeds from employee stock option exercises	—	—	140,793	—	836	—	836
Proceeds from at-the-market offering, net of commissions and fees of $25	—	—	30,000	—	810	—	810
Registration fees for private placement of common stock	—	—	—	—	(68)	—	(68)
Balance at September 30, 2021	—	$—	33,077,894	$—	$671,158	$(528,700)	$142,458

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net loss	$(73,129)	$(20,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,692	6,856
Gain on extinguishment of debt	—	(3,734)
Accretion of interest on convertible note - related party	4,103	—
Amortization of convertible note issuance costs	23	—
Amortization of debt issuance costs	—	18
Provision for bad debt	42	(97)
Stock-compensation expense	6,713	3,600
Reduction in the carrying amount of operating lease right-of-use assets	1,925	1,057
Changes in operating assets and liabilities:
Accounts receivable	(6,733)	(2,928)
Inventories	(8,613)	3,387
Prepaid expenses and other assets	(3,055)	(2,545)
Accounts payable	481	3,770
Accrued expenses	1,918	5,955
Deferred revenue	1,035	(255)
Operating lease liabilities	(1,721)	(922)
Net cash used in operating activities	(70,319)	(6,579)
Cash flows from investing activities:
Capital expenditures	(119,348)	(6,133)
Net cash used in investing activities	(119,348)	(6,133)
Cash flows from financing activities:
Proceeds from issuance of convertible note related party	100,000	—
Issuance costs from convertible note	(185)	—
Proceeds from employee stock option exercises	174	1,529
Payments made for employee restricted stock tax withholdings	(2,340)	(2,677)
Proceeds from at-the-market offering, net of commissions of $2,269 and $601	73,348	19,420
Fees and issuance costs from at-the-market offering	(631)	(43)
Proceeds from private placement of common stock	50,000	75,000
Fees and issuance costs from private placement of common stock	(137)	(1,482)
Repayment of prepayment liability	(4,728)	—
Net cash provided by financing activities	215,501	91,747
Net increase in cash	25,834	79,035
Cash and cash equivalents at beginning of period	76,564	16,496
Cash and cash equivalents at end of period	$102,398	$95,531
Supplemental disclosures of cash flow information:
Interest paid	$130	$168
Income taxes paid	$—	$—
Supplemental disclosures of non-cash activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,857	$10,111
Capitalized interest	$1,277	$—
Changes in accrued capital expenditures	$40,402	$690

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

Liquidity

During the nine months ended September 30, 2022, the Company incurred a net loss of $73.1 million, used $70.3 million of cash in operations, used $119.3 million of cash for capital expenditures, received net proceeds of $72.7 million through an at-the-market (ATM) offering of the Company’s common stock from the sale of 5,241,400 shares of the Company’s common stock, and received net proceeds of $49.9 million through a private placement of the Company’s common stock. On February 15, 2022, the Company entered into a note purchase agreement with an affiliate of Koch Strategic Platforms, LLC (Koch), relating to the issuance and sale of $100.0 million of the Company’s convertible debt (see note 9). The Company had cash and cash equivalents of $102.4 million, a $5.0 million current prepayment liability (see note 10), and no outstanding borrowings under its revolving line of credit (see note 7). After giving effect to $1.3 million of outstanding letters of credit, the amount available to the Company at September 30, 2022 under the revolving line of credit was $13.3 million. The revolving line of credit matures on December 1, 2022.

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

In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments that are of a normal recurring nature and necessary for the fair statement of the Company’s financial position as of September 30, 2022 and the results of its operations and stockholders’ equity for the three and nine months ended September 30, 2022 and 2021 and the cash flows for the nine-month periods then ended. The Company has evaluated subsequent events through the date of this filing.

The Company’s results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or any other period. In addition, the Company is uncertain of the continued duration and severity of the COVID-19 pandemic and the impact it will have on the Company’s results of operations for the year ending December 31, 2022 or any other period.

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

Concentration of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of accounts receivable. The Company’s customers are primarily insulation distributors, insulation contractors, insulation fabricators and select energy and automotive end-users located throughout the world. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral to secure accounts receivable. The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of accounts receivable. The Company reviews the allowance for doubtful accounts quarterly. During the nine months ended September 30, 2022, the Company recorded a reduction for estimated customer uncollectible accounts receivable of less than $0.1 million. During the nine months ended September 30, 2021, the Company recorded a reduction for estimated customer uncollectible accounts receivable of $0.1 million and had collections of $0.2 million of previously reserved customer accounts receivables.

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

During the nine months ended September 30, 2022, the Company granted 171,969 restricted common stock units (RSUs) with a grant date fair value of $4.3 million and non-qualified stock options (NSOs) to purchase 432,480 shares of common stock with a grant date fair value of $6.4 million to employees under the 2014 Employee, Director, and Consultant Equity Incentive Plan (the 2014 Equity Plan). The RSUs and NSOs granted to employees will vest over a three-year period. During the nine months ended September 30, 2022, the Company also granted 19,689 shares of restricted common stock with a grant date fair value of $0.4 million and NSOs to purchase 19,068 shares of common stock with a grant date fair value of $0.2 million to its non-employee directors under the 2014 Equity Plan. The restricted common stock and NSOs granted to non-employee directors vest upon the earlier of the date that is the one-year anniversary of the grant date or the day prior to the Company’s annual meeting of stockholders to be held in 2023.

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

Stock-based compensation is included in cost of revenue or operating expenses, as applicable, and consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Cost of product revenue	$270	$132	$656	$373
Research and development expenses	306	186	843	564
Sales and marketing expenses	548	213	1,328	587
General and administrative expenses	1,466	1,023	3,886	2,076
Total stock-based compensation	$2,590	$1,554	$6,713	$3,600

Pursuant to the “evergreen” provisions of the 2014 Equity Plan, the number of shares of common stock authorized for issuance under the plan automatically increased by 664,362 shares to 9,195,775 shares effective January 1, 2022.

As of September 30, 2022, 4,249,107 shares of common stock were reserved for issuance upon the exercise or vesting of outstanding stock-based awards granted under the 2014 Equity Plan and 2001 Equity Incentive Plan, as amended (the 2001 Equity Plan). Any cancellations or forfeitures of the options outstanding under the 2001 Equity Plan will result in the shares reserved for issuance upon exercise of such options becoming available for grant under the 2014 Equity Plan. As of September 30, 2022, the

Company has either reserved in connection with statutory tax withholdings or issued a total of 4,580,983 shares under the 2014 Equity Plan. As of September 30, 2022, there were 365,685 shares of common stock available for future grant under the 2014 Equity Plan.

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

The Company recorded warranty expense related to its thermal barrier products of $0.1 million during the nine months ended September 30, 2022. The Company did not record any warranty expense during the nine months ended September 30, 2021.

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

Standards Implemented Since December 31, 2021

During the nine months ended September 30, 2022, the Company adopted Accounting Standards Update (ASU) 2020-06, Debt-Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Topic 815): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU simplifies the accounting for convertible instruments by eliminating the cash conversion and beneficial conversion feature models used to separately account for embedded conversion features as a component of equity. Instead, the entity will account for the convertible debt or convertible preferred stock securities as a single unit of account, unless the conversion feature requires bifurcation and recognition as derivatives. Additionally, the guidance requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of potential share settlement for instruments that may be settled in cash or shares. The Company has applied the provisions of the standards to the embedded derivative features of its convertible note – related party that was issued on February 18, 2022 and determined the fair value to be immaterial at issuance and as of September 30, 2022.

Standards to be Implemented

In December 2021, the FASB issued ASU 2021-10, Government Assistance Topic 832, which, provides increased transparency by requiring business entities to disclose information about certain types of government assistance received. Public entities are required to apply the new standard for annual reporting periods beginning after December 15, 2021 and interim periods within those fiscal periods. This standard is to be applied prospectively. Early adoption is permitted as of the beginning of an interim or annual period. We are evaluating the adoption and impact of ASU 2021-10 on our consolidated financial statements in regards to expected incentives associated with our manufacturing facility in Bulloch County, Georgia.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. The Company did not have any contracts outstanding at December 31, 2021 and did not enter into any contracts during the nine months ended September 30, 2022 that contained a significant financing component.

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

The Company estimates the amount of its sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related revenue is recognized. The Company currently estimates return liabilities using historical rates of return, current quarter credit sales, and specific items of exposure on a contract-by-contract basis. Sales return reserves were approximately $0.1 million at both September 30, 2022 and December 31, 2021.

Subsea Projects

The Company manufactures and sells subsea products that are designed for pipe-in-pipe applications in offshore oil production and are typically customized to meet customer specifications. Subsea products typically have no alternative use and contain an enforceable right to payment. Customer invoicing terms for subsea products are typically based on certain milestones within the production and delivery schedule. Under the provisions of ASC 606, the Company recognizes revenue at a point in time when transfer of control of the products is passed to the customer, or over time utilizing the input method. The timing of revenue recognition is assessed on a contract-by-contract basis. During the nine months ended September 30, 2022 and 2021, the Company recognized revenue of $4.4 million and $3.7 million, respectively, from subsea projects.

Thermal Barriers

The Company supplies fabricated, multi-part thermal barriers for use in battery packs in the electric vehicle market. These thermal barriers are customized to meet customer specifications. Thermal barrier products typically have no alternative use and may contain an enforceable right to payment. Under the provisions of ASC 606, the Company may recognize revenue at a point in time when transfer of the control of the products is passed to the customer, or over time utilizing the input method. The timing of revenue recognition is assessed on a contract-by-contract basis. During the nine months ended September 30, 2022 and 2021, the Company recognized revenue of $30.3 million and $1.2 million, respectively, from thermal barrier contracts.

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical region and source of revenue:

	Three Months Ended September 30,
	2022			2021
	U.S.	International	Total	U.S.	International	Total
	(In thousands)
Geographical region
Asia	$—	$7,296	$7,296	$—	$5,283	$5,283
Canada	—	928	928	—	256	256
Europe	—	4,281	4,281	—	7,553	7,553
Latin America	—	84	84	—	554	554
U.S.	24,117	—	24,117	16,734	—	16,734
Total revenue	$24,117	$12,589	$36,706	$16,734	$13,646	$30,380

Source of revenue
Energy industrial	$13,504	$9,909	$23,413	$15,835	$11,000	$26,835
Subsea projects	6	1,333	1,339	—	2,613	2,613
Thermal barrier	10,607	1,347	11,954	899	33	932
Total revenue	$24,117	$12,589	$36,706	$16,734	$13,646	$30,380

	Nine Months Ended September 30,
	2022			2021
	U.S.	International	Total	U.S.	International	Total
	(In thousands)
Geographical region
Asia	$—	$26,271	$26,271	$—	$15,424	$15,424
Canada	—	3,240	3,240	—	2,211	2,211
Europe	—	14,352	14,352	—	24,234	24,234
Latin America	—	2,985	2,985	—	3,245	3,245
U.S.	73,905	—	73,905	45,033	—	45,033
Total revenue	$73,905	$46,848	$120,753	$45,033	$45,114	$90,147

Source of revenue
Energy industrial	$46,524	$39,469	$85,993	$43,905	$41,311	$85,216
Subsea projects	1,465	2,946	4,411	—	3,687	3,687
Thermal barrier	25,916	4,433	30,349	1,128	116	1,244
Total revenue	$73,905	$46,848	$120,753	$45,033	$45,114	$90,147

Contract Balances

The following table presents changes in the Company’s contract assets and contract liabilities during the nine months ended September 30, 2022:

	Balance at December 31, 2021	Additions	Deductions	Balance at September 30, 2022
	(In thousands)
Contract assets
Subsea projects	$1,448	$5,235	$(5,295)	$1,388
Research services	148	77	(225)	—
Thermal barrier	235	—	(235)	—
Total contract assets	$1,831	$5,312	$(5,755)	$1,388
Contract liabilities
Deferred revenue
Energy industrial	$1,321	$1,940	$(1,729)	$1,532
Subsea projects	—	2,385	(1,561)	824
Prepayment liability	9,728	—	(4,728)	5,000
Total contract liabilities	$11,049	$4,325	$(8,018)	$7,356

During the nine months ended September 30, 2022, the Company recognized $1.3 million of revenue that was included in deferred revenue as of December 31, 2021.

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

(4) Inventories

Inventories consist of the following:

	September 30,	December 31,
	2022	2021
	(In thousands)
Raw materials	$15,636	$7,312
Finished goods	4,964	4,675
Total	$20,600	$11,987

(5) Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	September 30,	December 31,	Useful
	2022	2021	life
	(In thousands)
Construction in progress	$158,726	$13,456	—
Buildings	25,293	24,016	30 years
Machinery and equipment	143,804	130,529	3-10 years
Computer equipment and software	9,900	9,457	3 years
Total	337,723	177,458
Accumulated depreciation	(127,610)	(121,680)
Property, plant and equipment, net	$210,113	$55,778

Depreciation expense was $6.7 million and $6.9 million for the nine months ended September 30, 2022 and 2021, respectively.

Construction in progress totaled $158.7 million and $13.5 million at September 30, 2022 and December 31, 2021, respectively. The balance at September 30, 2022 and December 31, 2021 included engineering designs and construction costs totaling $129.4 million and $6.1 million, respectively, for a planned aerogel manufacturing facility in Bulloch County, Georgia.

(6) Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2022	2021
	(In thousands)
Employee compensation	$9,216	$8,991
Other accrued expenses	3,521	1,828
Total	$12,737	$10,819

(7) Revolving Line of Credit

The Company is party to the Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank (Loan Agreement). On March 12, 2021, the Loan Agreement was amended and restated to extend the maturity date of the revolving credit facility to April 28, 2022 and to establish financial covenants on certain minimum Adjusted EBITDA levels and minimum Adjusted Quick Ratio covenants, each as defined in the Loan Agreement. At various dates in 2021, and subsequently on March 31, 2022, April 28, 2022, June 23, 2022, and August 26, 2022, the Company entered into amendments to the Loan Agreement to revise certain financial covenants, among other things. On October 14, 2022, the Loan Agreement was amended to extend the maturity date of the revolving credit facility to December 1, 2022.

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

Under the Loan Agreement, the Company is required to comply with both non-financial and financial covenants, including a minimum Adjusted EBITDA covenant and a minimum Adjusted Quick Ratio covenant. As of September 30, 2022, the Company was in compliance with all such covenants. Obligations under the Loan Agreement are secured by a security interest in all assets of the Company, including those at the East Providence facility, except for certain exclusions. The Company intends to extend or replace the facility prior to its maturity.

As of September 30, 2022 and December 31, 2021, the Company had no amounts drawn from the revolving credit facility.

The Company has provided letters of credit to secure obligations under certain commercial contracts and other obligations. The Company had outstanding letters of credit backed by the revolving credit facility of $1.3 million at both September 30, 2022 and December 31, 2021, respectively, which reduce the funds otherwise available to the Company under the facility.

As of September 30, 2022, the amount available to the Company under the revolving credit facility was $13.3 million after giving effect to the $1.3 million of outstanding letters of credit.

(8) Related Party Transactions

Convertible Note

During the nine months ended September 30, 2022, the Company issued a $100.0 million aggregate principal amount convertible note to Wood River Capital, LLC, an entity affiliated with Koch Strategic Platforms, LLC (the 2022 Convertible Note). Refer to note 9 for more information.

During the nine months ended September 30, 2022, the Company incurred $5.4 million of interest from the 2022 Convertible Note, of which $1.3 million was capitalized as part of the construction in progress for the planned manufacturing facility in Bulloch County, Georgia.

Common Stock Private Placement

During the nine months ended September 30, 2022, the Company sold 1,791,986 shares of common stock to Wood River Capital, LLC, an entity affiliated with Koch Strategic Platforms, LLC, at a purchase price equal to $27.902 per share, for aggregate gross proceeds of approximately $50.0 million.

Other

During the nine months ended September 30, 2022, the Company recorded costs of $5.9 million as a component of construction in progress in connection with the planned aerogel manufacturing facility in Bulloch County, Georgia in fees from Koch Project Solutions, LLC, an entity affiliated with Koch Strategic Platforms, LLC for project management services.

During the nine months ended September 30, 2022, the Company sold 135,870 shares of its common stock to Robert M. Gervis, a director of the Company, in the Company’s at-the-market offering pursuant to a sales agreement, dated March 16, 2022, by and among the Company and Cowen and Company, LLC and Piper Sandler & Co. (the Sales Agreement), for net proceeds of $4.4 million.

(9) Convertible Note – Related Party

2022 Convertible Note

On February 15, 2022, the Company entered into a note purchase agreement (the Note Purchase Agreement) with Wood River Capital LLC, an entity affiliated with Koch Strategic Platforms, LLC, relating to the issuance and sale to Koch of the 2022 Convertible Note in the aggregate principal amount of $100.0 million. The transactions contemplated by the Note Purchase Agreement closed on February 18, 2022 (the Issue Date). The maturity date of the 2022 Convertible Note is February 18, 2027, subject to earlier conversion, redemption, or repurchase.

The 2022 Convertible Note is a senior unsecured obligation of the Company and ranks equal in right of payment to all senior unsecured indebtedness of the Company, and will rank senior in right of payment to any indebtedness that is contractually subordinated to the 2022 Convertible Note.

The Company elected to repay the contractual interest due on June 30, 2022 in-kind as an increase to the principal amount of $2.9 million. The contractual interest attributable to the 2022 Convertible Note was recorded as an addition to the convertible note – related party balance on the condensed consolidated balance sheets.

In accordance with ASU 2020-06, the 2022 Convertible Note is accounted for as a single unit of account and consists of the following:

September 30,
2022

Convertible note, principal	$100,000
Payment in-kind	2,941
Accrued interest	2,440
Debt issuance costs, net of accumulated amortization	(163)
Convertible note	$105,218

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

The Company settled the June 30, 2022 interest payment of $2.9 million as payment in-kind.

Accrued interest was $2.4 million as of September 30, 2022, of which debt issuance costs comprised less than $0.2 million. The effective interest rate approximated the contract interest rate for the nine months ended September 30, 2022.

Conversion Rights

The 2022 Convertible Note is convertible at the option of the holder at any time prior to the business day immediately preceding the maturity date at an initial conversion rate of 28.623257 shares of the Company’s common stock per $1,000 of capitalized principal. The effective conversion price is approximately $34.936625 per share (the Conversion Price). The Conversion Price is subject to adjustment upon the occurrence of certain dilutive events such as stock splits and combinations, stock dividends, mergers and spin-off. For the three and nine months ended September 30, 2022 and 2021, there were no adjustments to Conversion Price. As of September 30, 2022, 3,016,319 shares of the Company’s common stock were issuable upon conversion of the 2022 Convertible Note. The Company has the right to settle conversions in shares of common stock, cash, or any combination thereof. If the closing price per share of the Company’s common stock on the New York Stock Exchange is at least 130% of the Conversion Price for 20 consecutive trading days, the Company may elect to convert the principal and accrued interest owing under the Notes, plus a make-whole amount equal to the sum of the present values of the remaining interest payments that would have otherwise been payable from the date of such conversion, redemption or repurchase, as applicable, through maturity (the Make-Whole Amount), into the Company’s common stock at the Conversion Price.

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

Embedded Derivatives

The Company determined that the Make-Whole feature of the 2022 Convertible Note requires bifurcation in accordance with Accounting Standards Codification 815, Derivatives and Hedging (ASC 815). Accordingly, the Company must separately account for the feature at fair value with changes in fair value reported in current period earnings. The fair value of the Make-Whole was determined to be immaterial as of February 18, 2022 and September 30, 2022.

(10) Commitments and Contingencies

Cloud Computing Agreement

The Company is party to a cloud computing agreement that is a service contract for enterprise resource planning software. During the nine months ended September 30, 2022, the Company amended the agreement to a new five-year term. As of September 30, 2022, the Company capitalized $1.9 million of costs related to implementation of the agreement that will begin to amortize during 2022. The capitalized implementation costs are classified on the consolidated balance sheets as follows:

	September 30,	December 31,
	2022	2021
	(In thousands)
Cloud computing costs included in other current assets	$356	$390
Cloud computing costs included in other assets	1,679	637
Amortization of cloud computing costs	(149)	—
Total capitalized cloud computing costs	$1,886	$1,027

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

As of September 30, 2022, the Company had received $10.0 million in prepayments from BASF and applied approximately $0.3 million of credits against amounts invoiced to BASF for Spaceloft A2.

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

The prepayment liability consists of the following:

	September 30,	December 31,
	2022	2021
	(In thousands)
Prepayment liability	$5,000	$9,728
Current portion of prepayment liability	(5,000)	(4,728)
Prepayment liability, long-term	$—	$5,000

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

Maturities of operating lease liabilities as of September 30, 2022 are as follows:

Year	Operating Leases
(In thousands)
2022 (excluding the nine months ended September 30, 2022)	$1,010
2023	3,578
2024	2,874
2025	2,638
2026	2,245
Thereafter	13,941
Total lease payments	26,286
Less imputed interest	(6,912)
Total lease liabilities	$19,374

The Company incurred operating lease costs of $2.9 million and $1.5 million during the nine months ended September 30, 2022 and 2021, respectively. Cash payments related to operating lease liabilities were $2.6 million and $1.3 million during the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, the weighted average remaining lease term for operating leases was 9.5 years. As of September 30, 2022, the weighted average discount rate for operating leases was 6.6%.

As of September 30, 2022, the Company had additional operating equipment leases that will commence during 2022 with total lease payments of less than $0.1 million and a weighted average lease term of 1.8 years.

As of September 30, 2022, the Company had no additional operating real estate lease that would commence during 2022.

(12) CARES Act Payroll Tax Deferral

The Company elected to defer approximately $0.9 million of its employer payroll tax obligation for the period from March 27, 2020 to December 31, 2020 pursuant to the provisions of the CARES Act. The Company was required to remit 50 percent of the deferred tax balance on or before December 31, 2021 and the remaining 50 percent on or before December 31, 2022. As of December 31, 2021, the Company had remitted its initial repayment obligation. As of September 30, 2022 and December 31, 2021, a corresponding liability of $0.4 million was recorded as a component of accrued expenses on the consolidated balance sheets.

(13) Net Loss Per Share

The computation of basic and diluted net loss per share consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands, except share and per share data)
Numerator:
Net loss	$(29,595)	$(7,822)	$(73,129)	$(20,741)
Denominator:
Weighted average shares outstanding, basic and diluted	39,533,695	32,523,405	36,047,879	29,685,936
Net loss per share, basic and diluted	$(0.75)	$(0.24)	$(2.03)	$(0.70)

Potentially dilutive common shares that were excluded from the computation of diluted net loss per share because they were anti-dilutive consist of the following:

	Three and Nine Months Ended
	September 30,
	2022	2021
Common stock options	3,989,342	3,694,679
Restricted common stock units	259,766	348,624
Restricted common stock awards	856,435	476,550
Convertible note, if converted	3,016,319	—
Total	8,121,862	4,519,853

As the Company incurred a net loss for the three and nine months ended, September 30, 2022 and 2021, the potential dilutive shares from common stock options, restricted common stock units, restricted common stock awards, and the convertible note were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented. The Company excludes the shares issued in connection with restricted stock awards from the calculation of basic weighted average common shares outstanding until the restrictions lapse.

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

Summarized below are the Revenue and Segment Operating Profit for each reporting segment:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	Revenue		Segment Operating Profit (Loss)		Revenue		Segment Operating Profit (Loss)
	September 30,		September 30,		September 30,		September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
	(In thousands)				(In thousands)
Energy industrial	$24,752	$29,448	$2,063	$4,198	$90,404	$88,903	$11,044	$14,873
Thermal barrier	11,954	932	(8,422)	(1,131)	30,349	1,244	(20,402)	(3,270)
Total	$36,706	$30,380	$(6,359)	$3,067	$120,753	$90,147	$(9,358)	$11,603
Corporate expenses			21,950	14,565			60,221	35,890
Operating loss			(28,309)	(11,498)			(69,579)	(24,287)
Other expense, net			(1,286)	3,676			(3,550)	3,546
Net loss			$(29,595)	$(7,822)			$(73,129)	$(20,741)

(16) Subsequent Events

The Company has evaluated subsequent events through November 7, 2022, the date of issuance of the consolidated financial statements for the three and nine months ended September 30, 2022.

On November 1, 2022, the Company repaid the outstanding BASF $5.0 million prepayment liability.

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

Manufacturing Operations

We manufacture our products using our proprietary technology at our facility in East Providence, Rhode Island. We have operated the East Providence facility since 2008 and have increased our capacity in phases to approximately $250.0 million in annual revenue. To meet expected growth in demand for our aerogel products in the electric vehicle market, we are in the process of expanding our aerogel blanket capacity by constructing a second manufacturing plant in Bulloch County, Georgia.

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

We expect to build the second plant in two phases and have previously estimated a cost of approximately $575.0 million for the first phase and approximately $125.0 million for the second phase. However, as a result of cost inflation and supply chain challenges for this project, we are reviewing the plans, schedule and scope of the project in order to manage these potential cost drivers with the aim of keeping our capital expenditures on the second plant as close as possible to our prior estimates while still seeking to achieve our goal of having the first phase of the plant increase our annual revenue capacity by approximately $650.0 million and the second phase by approximately $700.0 million. Nonetheless, further cost inflation and/or supply chain disruptions, as well as potential changes in the scope of the facilities, could lead to increases to our prior estimates. We expect to have the first phase of the second plant operational in the first-half of 2024. In addition, we are constructing a state-of-the-art, automated thermal barrier fabrication operation in Monterrey, Mexico in order to keep pace with the significant potential demand for our PyroThin thermal barriers.

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

On March 16, 2022, we entered into a sales agreement for an at-the-market (ATM) offering program with Cowen and Company, LLC as our sales agent. During the nine months ended September 30, 2022, we sold 5,241,400 shares of our common stock, through the ATM offering program and received net proceeds of $72.7 million, after deducting commissions and estimated offering expenses payable by us.

On March 12, 2021, we entered into an Amended and Restated Loan and Security Agreement (Loan Agreement) with Silicon Valley Bank to extend the maturity date of the revolving credit facility to April 28, 2022. Pursuant to the Loan Agreement, we are permitted to borrow a maximum of $20.0 million, subject to continued covenant compliance and borrowing base requirements. The interest rate applicable to borrowings under the revolving credit facility is based on the prime rate, subject to a minimum rate of 4.00% per annum, plus a margin. The rates applicable to borrowings vary from prime rate plus 0.75% per annum to prime rate plus 2.00% per annum. In addition, we are required to pay a monthly unused revolving line facility fee of 0.50% per annum of the average unused portion of the revolving credit facility. The credit facility has also been amended to establish minimum Adjusted EBITDA and minimum Adjusted Quick Ratio covenants, each as defined in the Loan Agreement. At various dates in 2021, and subsequently on March 31, 2022, April 28, 2022, June 23, 2022, and August 26, 2022, we entered into amendments to the Loan Agreement to revise certain financial covenants, among other things. On October 14, 2022, the Loan Agreement was amended to extend the maturity date of the revolving credit facility to December 1, 2022.

Our revenue for the nine months ended September 30, 2022 was $120.8 million, which represented an increase of $30.7 million, or 34%, from $90.1 million for the nine months ended September 30, 2021. Net loss for the nine months ended September 30, 2022 was $73.1 million and net loss per share was $2.03. Net loss for the nine months ended September 30, 2021 was $20.7 million and net loss per share was $0.70.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands)
Product shipments in square feet	6,711	8,940	24,074	27,384

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

The following table presents a reconciliation of net loss, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Net loss	$(29,595)	$(7,822)	$(73,129)	$(20,741)
Depreciation and amortization	2,531	2,114	6,692	6,856
Stock-based compensation(1)	2,590	1,554	6,713	3,600
Gain on extinguishment of debt	-	(3,734)	-	(3,734)
Interest expense	1,286	58	3,550	188
Adjusted EBITDA	$(23,188)	$(7,830)	$(56,174)	$(13,831)

(1)	Represents non-cash stock-based compensation related to vesting and modifications of stock option grants, vesting of restricted stock units and vesting of restricted common stock.

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

We expect growth in revenue during 2022 driven by a continued post-COVID recovery in the energy infrastructure market and accelerating demand in the electric vehicle market. Our expectation to maintain revenue growth is based, in part, on our original equipment manufacturer (OEM) customers’ production volume forecasts and targets as well as our expectation to successfully scale our manufacturing capabilities and address any potential supply chain issues to meet this expected demand. We are also planning a significant increase in staffing and spending levels in support of our electric vehicle market opportunities during the year, including expenses associated with the start-up and operation of an automated fabrication facility in Monterrey, Mexico and the initial staffing and operational requirements of our planned second aerogel manufacturing facility in Bulloch County, Georgia. As a result, we expect to experience an increase in net loss and a decrease in Adjusted EBITDA during 2022.

We also expect to incur significant capital expenditures and increased expenses during the remainder of 2022, related to our planned second aerogel manufacturing facility to be located in Bulloch County, Georgia. We expect to have the first phase of the second plant operational in the first-half of 2024.

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

We project revenue growth during 2022 due to a continued post-COVID recovery in the energy infrastructure market and accelerating demand in the electric vehicle market for our thermal barrier product.

Cost of Revenue

Cost of product revenue consists primarily of materials and manufacturing expense. Cost of product revenue is recorded when the related product revenue is recognized.

Material is our most significant component of cost of energy industrial product revenue and includes fibrous batting, silica materials and additives. Material costs as a percentage of product revenue vary from product to product due to differences in average selling prices, material requirements, product thicknesses, and manufacturing yields. In addition, we provide warranties for our products and record the estimated cost within cost of revenue in the period that the related revenue is recorded or when we become aware that a potential warranty claim is probable and can be reasonably estimated. As a result of these factors, material costs as a percentage of product revenue will vary from period to period due to changes in the mix of aerogel products sold, the costs of our raw materials or the estimated cost of warranties. In addition, global supply chain disturbances, increased reliance on foreign materials procurement, industrial gas supply constraints, increases in the cost of our raw materials, and other factors may significantly impact our material costs and have a material impact on our operations. We have been impacted by the national carbon dioxide shortage. As a result, we have implemented various measures to ensure that we reduce the frequency and impact of further interruptions by increasing our carbon dioxide storage capacity at our manufacturing facility and arranging transportation of supply ourselves. We expect that material costs will increase in absolute dollars during 2022 due to projected growth in product shipments, but decrease as a percentage of revenue due to projected increases in average selling prices, improved manufacturing, and fabrication yields and a favorable mix of products sold.

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

Gain on Extinguishment of Debt

On May 1, 2020, our wholly-owned subsidiary, Aspen Aerogels Rhode Island, LLC, executed a note for an unsecured Paycheck Protection Program (PPP) loan of $3.7 million pursuant to the CARES Act. On August 24, 2021, the Small Business Association (SBA) remitted $3.7 million in principal and accrued interest to the noteholder after approving the Borrower’s application for forgiveness of the PPP Loan. Accordingly, we recorded a total gain on the extinguishment of debt of $3.7 million during the three months ended September 30, 2021.

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

Results of Operations

Three months ended September 30, 2022 compared to the three months ended September 30, 2021

The following tables set forth a comparison of the components of our results of operations for the periods presented:

Revenue

	Three Months Ended September 30,
	2022		2021		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Revenue:
Energy industrial	$24,752	67%	$29,448	97%	$(4,696)	(16)%
Thermal barrier	11,954	33%	932	3%	11,022	NM
Total revenue	$36,706	100%	$30,380	100%	$6,326	21%

Total revenue increased $6.3 million, or 21%, to $36.7 million for the three months ended September 30, 2022 from $30.4 million in the comparable period in 2021. The increase in total revenue was the result of an increase in thermal barrier revenue, offset by a decrease in energy industrial revenue.

The following chart sets forth energy industrial product shipments in square feet associated with recognized revenue, including revenue recognized over time utilizing the input method, for the periods presented:

	Three Months Ended September 30,		Change
	2022	2021	Amount	Percentage
Product shipments in square feet (in thousands)	6,711	8,940	(2,229)	(25)%

Energy industrial revenue decreased by $4.7 million, or 16%, to $24.8 million for the three months ended September 30, 2022 from $29.5 million in the comparable period in 2021. This decrease was driven by a lower volume of shipments in the global petrochemical and refinery markets in North America and Europe, project-based demand in the subsea market, offset, in part, by an increase in maintenance-based demand in the global petrochemical and refinery markets of Asia.

Energy industrial revenue for the three months ended September 30, 2022 included $10.5 million to a North American distributor. Energy industrial revenue for the three months ended September 30, 2021 included $8.1 million to a North American distributor.

The average selling price per square foot of our energy industrial products increased by $0.40, or 12%, to $3.69 per square foot for the three months ended September 30, 2022 from $3.29 per square foot for the three months ended September 30, 2021. The increase in average selling price principally reflected the impact of a change in the mix of products sold. This increase in average selling price had the effect of increasing product revenue by $2.6 million for the three months ended September 30, 2022 from the comparable period in 2021.

In volume terms, energy industrial product shipments decreased by 2.2 million square feet, or 25%, to 6.7 million square feet for the three months ended September 30, 2022, as compared to 8.9 million square feet for the three months ended September 30, 2021. The decrease in volume had the effect of decreasing product revenue by $7.3 million for the three months ended September 30, 2022 from the comparable period in 2021.

Thermal barrier revenue was $12.0 million for the three months ended September 30, 2022 as compared to $0.9 million for the three months ended September 30, 2021. Thermal barrier revenue for the three months ended September 30, 2022 included $9.2 million and $1.4 million to two major U.S. automotive OEMs, respectively, and $0.9 million to a major Asian automotive OEM.

Cost of Revenue

	Three Months Ended September 30,
	2022			2021			Change
		Percentage of Related	Percentage of Total		Percentage of Related	Percentage of Total
	Amount	Revenue	Revenue	Amount	Revenue	Revenue	Amount	Percentage
	($ in thousands)
Cost of revenue:
Energy industrial	$22,689	92%	62%	$25,250	86%	83%	$(2,561)	(10)%
Thermal barrier	20,376	170%	56%	2,063	NM	7%	18,313	NM
Total cost of revenue	$43,065	117%	117%	$27,313	90%	90%	$15,752	58%

Total cost of revenue increased $15.7 million, or 58%, to $43.0 million for the three months ended September 30, 2022 from $27.3 million in the comparable period in 2021. The increase in total cost of revenue was the result of increases in thermal barrier cost of revenue, offset by a decrease in energy industrial cost of revenue.

Energy industrial cost of revenue decreased $2.6 million, or 10%, to $22.7 million for the three months ended September 30, 2022 from $25.3 million in the comparable period in 2021. The $2.6 million decrease was the result of a $4.5 million decrease in manufacturing and other operating costs, offset by a $1.9 million increase in material costs due to product mix from the comparable period in 2021.

Thermal barrier cost of revenue increased $18.3 million to $20.4 million for the three months ended September 30, 2022 as compared to $2.1 million for the three months ended September 30, 2021. The $18.3 million increase was the result of a $4.6 million increase in material costs and a $13.7 million increase in manufacturing costs. The increase in material costs was the result of the increase in revenue volume from the comparable period in 2021. The increase in manufacturing was driven by increases in compensation and related costs of $7.8 million and other manufacturing and operating costs of $5.9 million.

Gross Profit

	Three Months Ended September 30,
	2022		2021		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Gross profit:
Energy industrial	$2,063	8%	$4,198	14%	$(2,135)	(51)%
Thermal barrier	(8,422)	(70)%	(1,131)	NM	(7,291)	NM
Total gross (loss) profit	$(6,359)	(17)%	$3,067	10%	$(9,426)	(307)%

Gross profit decreased by $9.4 million, or 307%, to $(6.3) million for the three months ended September 30, 2022 from $3.1 million in the comparable period in 2021. The decrease in gross profit was the result of the $15.7 million increase in total cost of revenue, offset, in part, by the $6.3 million increase in total revenue. The decrease in gross profit reflects the increase in overhead costs and additional resources to support our expected higher run-rate revenue in future periods for both our energy industrial and thermal barrier products.

Research and Development Expenses

	Three Months Ended September 30,
	2022		2021		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Research and development expenses	$4,694	13%	$3,077	10%	$1,617	53%

Research and development expenses increased by $1.6 million, or 53%, to $4.7 million for the three months ended September 30, 2022 from $3.1 million in the comparable period in 2021. The $1.6 million increase reflects an increase in compensation and related costs of $0.7 million, equipment and lease expenses of $0.3 million, patent related costs of $0.3 million and other research and development expenses of $0.3 million.

Research and development expenses as a percentage of total revenue increased to 13% of total revenue for three months ended September 30, 2022 from 10% in the comparable period in 2021.

Sales and Marketing Expenses

	Three Months Ended September 30,
	2022		2021		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Sales and marketing expenses	$7,293	20%	$4,915	16%	$2,378	48%

Sales and marketing expenses increased by $2.4 million, or 48%, to $7.3 million for the three months ended September 30, 2022 from $4.9 million in the comparable period in 2021. The $2.4 million increase was principally the result of increases in compensation and related costs of $1.4 million, operating supplies expenses of $0.4 million, travel-related expenditures of $0.2 million, marketing expenses of $0.2 million and other sales and marketing expenses of $0.2 million.

Sales and marketing expenses as a percentage of total revenue increased to 20% for the three months ended September 30, 2022 from 16% in the comparable period in 2021, due principally to the increase in compensation and related expenses associated with an increase in sales and business development personnel.

General and Administrative Expenses

	Three Months Ended September 30,
	2022		2021		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
General and administrative expenses	$9,963	27%	$6,573	22%	$3,390	52%

General and administrative expenses increased by $3.4 million, or 52%, to $10.0 million for the three months ended September 30, 2022 from $6.6 million in the comparable period in 2021. The $3.4 million increase was the result of increases in compensation and related costs of $1.7 million, operating and lease expenses of $1.4 million and other general and administrative expenses of $0.3 million.

General and administrative expenses as a percentage of total revenue increased to 27% for the three months ended September 30, 2022 from 22% in the comparable period in 2021.

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

Interest Expense, net

	Three Months Ended September 30,
	2022		2021		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Interest expense:
Interest expense, related party	$(1,734)	(5)%	$—	—	$(1,734)	NM
Interest income (expense), net	448	1%	(58)	—	506	NM
Total interest expense, net	$(1,286)	(4)%	$(58)	0%	$(1,228)	NM

Interest expense, net increased by $1.2 million to $1.3 million for the three months ended September 30, 2022 from less than $0.1 million in the comparable period in 2021. The $1.2 million increase was the result of interest relating to our Convertible Note.

Results of Operations

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

The following tables set forth a comparison of the components of our results of operations for the periods presented:

Revenue

	Nine Months Ended September 30,
	2022		2021		Change
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	($ in thousands)
Revenue:
Energy industrial	$90,404	75%	$88,903	99%	$1,501	2%
Thermal barrier	30,349	25%	1,244	1%	29,105	NM
Total revenue	$120,753	100%	$90,147	100%	$30,606	34%

Total revenue increased $30.6 million, or 34%, to $120.7 million for the three months ended September 30, 2022 from $90.1 million in the comparable period in 2021. The increase in total revenue was the result of increases in both thermal barrier and energy industrial revenue.

The following chart sets forth energy industrial product shipments in square feet associated with recognized revenue, including revenue recognized over time utilizing the input method, for the periods presented:

	Nine Months Ended September 30,		Change
	2022	2021	Amount	Percentage
Product shipments in square feet (in thousands)	24,074	27,384	(3,310)	(12)%

Energy industrial revenue increased by $1.5 million, or 2%, to $90.4 million for the nine months ended September 30, 2022 from $88.9 million in the comparable period in 2021. This increase was driven by maintenance-based demand in the global petrochemical and refinery markets, particularly in Asia and North America, due to the continued post-COVID recovery, project-based demand in the subsea market, offset, in part, by a lower volume of shipments in the global petrochemical and refinery markets, particularly in Europe.

Energy industrial revenue for the nine months ended September 30, 2022 included $30.7 million to a North American distributor. Energy industrial revenue for the nine months ended September 30, 2021 included $25.0 million to a North American distributor and $9.2 million to a European LNG project contractor.

The average selling price per square foot of our energy industrial products increased by $0.51, or 16%, to $3.76 per square foot for the nine months ended September 30, 2022 from $3.25 per square foot for the nine months ended September 30, 2021. The increase in average selling price principally reflected the impact of a change in the mix of products sold. This increase in average selling price had the effect of increasing product revenue by $12.3 million for the nine months ended September 30, 2022 from the comparable period in 2021.

In volume terms, energy industrial product shipments decreased by 3.3 million square feet, or 12%, to 24.1 million square feet for the nine months ended September 30, 2022, as compared to 27.4 million square feet for the nine months ended September 30, 2021. The decrease in volume had the effect of decreasing product revenue by $10.8 million the nine months ended September 30, 2022 from the comparable period in 2021.

Thermal barrier revenue was $30.3 million for the nine months ended September 30, 2022 as compared to $1.2 million for the nine months ended September 30, 2021. Thermal barrier revenue for the nine months ended September 30, 2022 included $22.8 million and $3.1 million to two major U.S. automotive OEMs, respectively, and $4.0 million to a major Asian automotive OEM.

Cost of Revenue

	Nine Months Ended September 30,
	2022			2021			Change
		Percentage of Related	Percentage of Total		Percentage of Related	Percentage of Total
	Amount	Revenue	Revenue	Amount	Revenue	Revenue	Amount	Percentage
	($ in thousands)
Cost of revenue:
Energy industrial	$79,360	88%	66%	$74,030	83%	82%	$5,330	7%
Thermal barrier	50,751	167%	42%	4,514	NM	5%	46,237	NM
Total cost of revenue	$130,111	108%	108%	$78,544	87%	87%	$51,567	66%

Total cost of revenue increased $51.5 million, or 66%, to $130.1 million for the nine months ended September 30, 2022 from $78.6 million in the comparable period in 2021. The increase in total cost of revenue was the result of increases in thermal barrier and energy industrial cost of revenue.

Energy industrial cost of revenue increased $5.3 million, or 7%, to $79.3 million for the nine months ended September 30, 2022 from $74.0 million in the comparable period in 2021. The $5.3 million increase was the result of a $11.6 million increase in material costs from the comparable period in 2021 and a $6.3 million decrease in manufacturing and other operating costs.

Thermal barrier cost of revenue increased $46.2 million to $50.7 million for the nine months ended September 30, 2022 as compared to $4.5 million in the comparable period in 2021. The $46.2 million increase was the result of a $14.3 million increase in material costs and a $31.9 million increase in manufacturing costs. The increase in material costs was the result of the increase in revenue volume from the comparable period in 2021. The increase in manufacturing costs was driven by increases in compensation and related costs of $11.5 million and other operating and manufacturing costs of $20.4 million.

Gross Profit

	Nine Months Ended September 30,
	2022		2021		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Gross profit:
Energy industrial	$11,044	12%	$14,873	17%	$(3,829)	(26)%
Thermal barrier	(20,402)	(67)%	(3,270)	NM	(17,132)	NM
Total gross (loss) profit	$(9,358)	(8)%	$11,603	13%	$(20,961)	(181)%

Gross profit decreased by $20.9 million, or 181%, to $(9.3) million for the nine months ended September 30, 2022 from $11.6 million in the comparable period in 2021. The decrease in gross profit was the result of the $51.5 million increase in total cost of revenue, offset, in part, by the $30.6 million increase in total revenue. The decrease in gross profit reflects the increase in overhead costs and additional resources to support our expected higher run-rate revenue in future periods for both our energy industrial and thermal barrier products.

Research and Development Expenses

	Nine Months Ended September 30,
	2022		2021		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Research and development expenses	$12,733	11%	$8,128	9%	$4,605	57%

Research and development expenses increased by $4.6 million, or 57%, to $12.7 million for the nine months ended September 30, 2022 from $8.1 million in the comparable period in 2021. The $4.6 million increase reflects an increase in compensation and related costs of $2.0 million, equipment and lease expenses of $1.5 million and other research and development expenses of $1.1 million.

Research and development expenses as a percentage of total revenue increased to 11% for the nine months ended September 30, 2022 from 9% in the comparable period in 2021.

Sales and Marketing Expenses

	Nine Months Ended September 30,
	2022		2021		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Sales and marketing expenses	$20,944	17%	$11,784	13%	$9,160	78%

Sales and marketing expenses increased by $9.2 million, or 78%, to $21.0 million for the nine months ended September 30, 2022 from $11.8 million in the comparable period in 2021. The $9.2 million increase was principally the result of increases in compensation and related costs of $5.6 million, operating supplies expenses of $1.2 million, marketing expenses of $1.0 million, travel-related expenditures of $0.8 million and other sales and marketing expenses of $0.6 million.

Sales and marketing expenses as a percentage of total revenue increased to 17% for the nine months ended September 30, 2022 from 13% in the comparable period in 2021, due principally to the increase in compensation and related expenses associated with an increase in sales and business development personnel.

General and Administrative Expenses

	Nine Months Ended September 30,
	2022		2021		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
General and administrative expenses	$26,544	22%	$15,978	18%	$10,566	66%

General and administrative expenses increased by $10.6 million, or 66%, to $26.6 million for the nine months ended September 30, 2022 from $16.0 million in the comparable period in 2021. The $10.6 million increase was the result of increases in compensation and related costs of $5.2 million, operating and lease expenses of $3.1 million, an increase in professional fees of $1.0 million, an increase in legal fees of $0.9 million and other general and administrative expenses of $0.4 million.

General and administrative expenses as a percentage of total revenue increased to 22% for the nine months ended September 30, 2022 from 18% in the comparable period in 2021.

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

Interest Expense, net

	Nine Months Ended September 30,
	2022		2021		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Interest expense:
Interest expense, related party	$(4,103)	(3)%	$—	$—	$(4,103)	NM
Interest income (expense), net	553	—	(188)	—	741	NM
Total interest expense, net	$(3,550)	(3)%	$(188)	0%	$(3,362)	NM

Interest expense, net increased by $3.4 million to $3.6 million for the nine months ended September 30, 2022 from $0.2 million in the comparable period in 2021. The $3.4 million increase was the result of interest relating to our Convertible Note.

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

Our long-term financial projections anticipate revenue growth, increasing levels of gross profit, and improved cash flows from operations. To meet expected growth in demand for our aerogel products in the electric vehicle market, we are planning to expand our aerogel blanket capacity by constructing a second manufacturing plant in Bulloch County, Georgia. We expect to build the second plant in two phases and have previously estimated a cost of approximately $575.0 million for the first phase and approximately $125.0 million for the second phase. However, as a result of cost inflation and supply chain challenges for this project, we are reviewing the plans, schedule and scope of the project in order to manage these potential cost drivers with the aim of keeping our capital expenditures on the second plant as close as possible to our prior estimates while still seeking to achieve our goal of having the first phase of the plant increase our annual revenue capacity by approximately $650.0 million and the second phase by approximately $700.0 million.   Nonetheless, further cost inflation and/or supply chain disruptions, as well as potential changes in the scope of the facilities, could lead to increases to our prior estimates. We expect to have the first phase of the second plant operational in the first-half of 2024. In addition, we are constructing and planning to commence the operation of a state-of-the-art, thermal barrier fabrication operation in Monterrey, Mexico during 2022 in order to keep pace with the significant potential demand for our PyroThin thermal barriers.

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

We have taken several actions during 2021 and 2022 to increase the financial resources available to support current operating requirements and capital expenditures. In June 2021, we sold 3,462,124 shares to an affiliate of Koch Strategic Platforms in a private placement of our common stock and received net proceeds of $73.5 million after deducting fees and offering expenses of $1.5 million. During 2021, we also sold shares of our common stock through our ATM offering program and received net proceeds of $19.4 million.

In February 2022, we sold 1,791,986 shares to an affiliate of Koch Strategic Platforms in a private placement of our common stock and received net proceeds of $49.9 million after deducting fees and offering expenses of $0.1 million. In addition, in February 2022, we sold and issued to an affiliate of Koch $100.0 million in aggregate principal amount of our Convertible Senior PIK Toggle Notes. During the nine months ended September 30, 2022, we sold 5,241,400 shares of our common stock through our ATM offering program and received net proceeds of $72.7 million, after deducting commissions and estimated offering expenses payable by us.

We believe that our September 30, 2022 cash and cash equivalents balance of $102.4 million and funds anticipated to be available under our revolving credit facility will be sufficient to support current operating requirements, current research and development activities and the initial capital expenditures required to support the evolving commercial opportunities in the electric vehicle market and other strategic business opportunities.

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

Primary Sources of Liquidity

Our principal sources of liquidity are currently our cash and cash equivalents and our revolving credit facility with Silicon Valley Bank. Cash and cash equivalents consist primarily of cash and money market accounts on deposit with banks. As of September 30, 2022, we had $102.4 million of cash and cash equivalents.

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

On March 16, 2022, we entered into a sales agreement for an ATM offering program with Cowen and Company, LLC and Piper Sandler & Co., as our sales agents. During the nine months ended September 30, 2022, we sold 5,241,400 shares of our common stock through the ATM offering program and received net proceeds of $72.7 million, after deducting commissions and estimated offering expenses payable by us.

We have a prepayment balance of $5.0 million associated with prepayments received pursuant to our supply agreement with BASF. On November 1, 2022, we repaid the outstanding BASF $5.0 million prepayment liability.

We have maintained our revolving credit facility, as amended from time to time, with Silicon Valley Bank since March 2011. At various dates in 2021, and subsequently on March 31, 2022, April 28, 2022, June 23, 2022, and August 26, 2022, the Company entered into amendments to the Loan Agreement to revise certain financial covenants, among other things. On October 14, 2022, the Loan Agreement was amended to extend the maturity date of the revolving credit facility to December 1, 2022. We intend to extend or replace the facility prior to its maturity.

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

As of September 30, 2022, we had no outstanding borrowings under our revolving credit facility and $1.3 million of outstanding letters of credit secured by the revolving credit facility.

Under the revolving credit facility, we are required to comply with both non-financial and financial covenants, including minimum Adjusted EBITDA and Adjusted Quick Ratio covenants, as defined in the loan agreement. As of September 30, 2022, we were in compliance with all such covenants.

The amount available to us under the revolving credit facility as of September 30, 2022 was $13.3 million after giving effect to the $1.3 million of letters of credit outstanding.

Analysis of Cash Flow

Net Cash Used in Operating Activities

During the nine months ended September 30, 2022, we used $70.3 million in net cash in operating activities, as compared to the use of $6.6 million in net cash during the comparable period in 2021, an increase in the use of cash of $63.7 million. This increase in use of cash was the result of increases in net loss adjusted for non-cash items of $40.6 million and in net cash used by changes in operating assets and liabilities of $23.1 million.

Net Cash Used in Investing Activities

Net cash used in investing activities is for capital expenditures for machinery and equipment principally to improve the throughput, efficiency and capacity of our East Providence facility and engineering designs for the planned aerogel manufacturing facility in Bulloch County, Georgia. Net cash used in investing activities for the nine months ended September 30, 2022 and 2021 was $119.3 million and $6.1 million, respectively.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 totaled $215.5 million and consisted of $99.8 million in net proceeds from the issuance of convertible debt, $49.9 million in net proceeds from the private placement of our common stock, $72.7 million in net proceeds from the ATM offering program, and less than $0.2 million in proceeds from employee stock option exercises, offset, in part, by $4.7 million in cash used for repayments of a prepayment liability and $2.4 million in cash used for payments made for employee tax withholdings associated with the vesting of restricted stock units.

Net cash provided by financing activities for the nine months ended September 30, 2021 totaled $91.7 million and consisted of $73.5 million in net proceeds from the Private Placement, $19.4 million in net proceeds from the ATM offering program, and $1.5 million in proceeds from employee stock option exercises, offset, in part, by $2.7 million in cash used for payments made for employee tax withholdings associated with the vesting of restricted stock units.

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

Certain Factors That May Affect Future Results of Operations

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors, which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about: the expected future growth of the market for our aerogel products and our continued gain in market share, in particular in the electric vehicle market, the energy infrastructure insulation market, the lithium-ion battery thermal barrier markets, and other markets we target; our beliefs in the appropriateness of our assumptions, the accuracy of our estimates regarding expenses, loss contingencies, future revenues, future profits, uses of cash, available credit, capital requirements, and the need for additional financing to operate our business, including to complete the planned construction and development of our second manufacturing facility in Bulloch County, Georgia, or fabrication operations in Monterrey, Mexico, and to fund our planned strategic business initiatives; the performance of our aerogel blankets; our expectation that we will be successful in obtaining, enforcing and defending our patents against competitors and that such patents are valid and enforceable; our belief that our products possess strong competitive advantages over traditional insulation materials, including the superior thermal performance and the thin, easy-to-use and durable blanket form of our products; our expectations regarding the investment to open a second manufacturing facility in Georgia and the anticipated job creation as a result thereof; the anticipated capacity expansion as a result of the planned second manufacturing facility in Georgia and the expected commencement of production; our estimates of annual production capacity; our plans regarding the future capacity expansion, including the selection of a manufacturing site and the construction and operation of the facility; our ability to obtain approvals and terms that are acceptable to move forward with the construction of a facility in the southeastern U.S. on a timely basis, or at all; beliefs about the role of our technology and products in the electric vehicle market; beliefs about the commercial potential for our technology in the electric vehicle market; beliefs about our ability to produce and deliver products to electric vehicle customers; beliefs about Aspen’s contracts with the major U.S. automotive manufacturer; beliefs about the potential for the major U.S. automotive manufacturer to become a significant customer for Aspen’s products; beliefs about revenue, costs, expenses, profitability, investments or cash flow associated with the contracts with the major U.S. automotive manufacturer; our expectations about the size and timing of awarded business in the electric vehicle market, future revenues and profit margins, arising from our supply relationship and contract with automotive OEMs and our ability to win more business and increase revenue in the electric vehicle market; beliefs about the performance of our thermal barrier products in the battery systems of electric vehicles; beliefs about the potential commercial opportunity for Aspen’s thermal barrier products; the current or future trends in the energy, energy infrastructure, chemical and refinery, LNG, sustainable building materials, electric vehicle thermal barrier, electric vehicle battery materials or other markets and the impact of these trends on our business; our investments in the electric vehicle market and aerogel technology platform; our beliefs about the usefulness of the square foot operating metric; our beliefs about the financial metrics that are indicative of our core performance; our beliefs about the usefulness of our presentation of Adjusted EBITDA; our expectations about the effect of manufacturing capacity on financial metrics such as Adjusted EBITDA; our expectations about future revenues, expenses, gross profit, net loss, loss per share and Adjusted EBITDA, sources and uses of cash, capital requirements and the sufficiency of our existing cash balance and available credit; our beliefs about the outcome, effects or estimated costs of current or potential litigation or their respective timing, including expected legal expense in connection with our patent enforcement actions; our plans to devote substantial resources to the development of new aerogel technology; our expectations about product mix; our expectations about future material costs and manufacturing expenses as a percentage of revenue; our expectations of future gross profit and the effect of manufacturing expenses, manufacturing capacity and productivity on gross profit; our expectations about our resources and other investments in new technology and related research and development activities and associated expenses; our expectations about short and long term (a) research and development (b) general and administrative and (c) sales and marketing expenses; our expectations of revenue growth, increased gross profit, and improving cash flows over the long term; our intentions about managing capital expenditures and working capital balances; our expectation of completing construction and commissioning of phase one of our planned second plant by the first half of 2024 and our ability to do so at a cost consistent with our prior estimates; our expectations about future product revenue and demand for our products; our expectations about the effect of stock-based compensation on various costs and expenses; our expectations about potential sources of future financing; our beliefs about the impact of accounting policies on our financial statements; our beliefs about the effect of interest rates, inflation and foreign currency fluctuations on our results of operations and financial condition; our beliefs about the expansion of our international operations, including in Mexico; our statements about the impact of major public health concerns, including the COVID-19 pandemic or other pandemics arising globally, and the future, and currently unknown extent of, the impact of the COVID-19 pandemic on our business and operations; and our statements about the sufficiency of our current and future actions to address the impact of the COVID-19 pandemic on our business and operations, including our future revenue, Adjusted EBITDA and other financial metrics.

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

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business. As of September 30, 2022, we had unrestricted cash and cash equivalents of $102.4 million. These amounts were held for working capital and capital expansion purposes and were invested primarily in deposit accounts, money market accounts, and high-quality debt securities issued by the U.S. government via cash sweep accounts at a major financial institution in North America. Due to the short-term nature of these investments, we believe that our exposure to changes in the fair value of our cash as a result of changes in interest rates is not material.

As of September 30, 2022, we had a convertible note outstanding with principal balance of $102.9 million. Our convertible note bears interest at the Secured Overnight Financing Rate (SOFR) plus 5.50% per annum if interest is paid in cash, or, if interest is paid in-kind as an increase in the principal amount of the outstanding note, at the SOFR plus 6.50% per annum. Under the terms of the investment, SOFR has a floor of 1% and a cap of 3%. Interest is paid semi-annually in arrears on June 30 and December 30. We, at our option, are permitted to settle each semi-annual interest payment in cash, in-kind, or any combination thereof.

As of September 30, 2022, we had no borrowings outstanding on our revolving credit facility. As of September 30, 2022, we had $1.3 million of outstanding letters of credit supported by the revolving credit facility.

Under our revolving credit facility, we are permitted to borrow a maximum of $20.0 million, subject to continued covenant compliance and borrowing base requirements. The interest rate applicable to borrowings under the revolving credit facility is based on the prime rate, as defined, subject to a minimum rate of 4.00% per annum. The rates applicable to borrowings vary from prime rate plus 0.75% per annum to prime rate plus 2.00% per annum. In addition, we are required to pay a monthly unused revolving line of credit facility fee of 0.5% per annum of the average unused portion of the revolving credit facility. The maturity date of our revolving credit facility is December 1, 2022. We intend to extend or replace the facility prior to its maturity.

As of September 30, 2022, the amount available to us under the revolving credit facility was $13.3 million after giving effect to the $1.3 million of letters of credit outstanding under the facility.

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

As of September 30, 2022, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In May 2022 we began the implementation of a new enterprise resource planning ("ERP") system. As part of the implementation plan, management has considered the impact of the new ERP system on its operations and internal controls structure. During the quarter ended September 30, 2022 management performed assessments of the conversion, including an analysis to determine if the access and privileges granted to users were appropriately segregated.  As a result of these assessments, we identified the following control deficiencies:

(1)	we did not design and implement effective user access controls to adequately restrict user access and the ability to modify financial data within the ERP system; and
(2)

we did not design and implement effective change management controls to monitor the appropriateness of changes made to the configurations of automated controls during the implementation period and the initial launch support.

These control deficiencies did not result in a known misstatement of the Company’s interim financial statements. However, these control deficiencies could have resulted in material misstatements in our interim financial statements and disclosures which then may not have been prevented or detected. Therefore, management has concluded that these control deficiencies in aggregate constituted a material weakness in our control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In order to remediate the identified material weakness and enhance our internal controls, during the quarter ended September 30, 2022 we adjusted access and privileges to provide for appropriate segregation of duties in the performance of internal controls over financial reporting.  We also designed and implemented monitoring controls to detect changes within the system which would impact financial reporting. As a result of these steps, management concluded that the material weakness was remediated as of September 30, 2022. Consequently, management, including our principal executive officer and principal financial officer, concluded that the Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q were prepared in accordance with U.S. GAAP and fairly present in all material respects the Company’s financial condition, results of operations and cash flow for the periods presented.

Based on such evaluation and the remediation of the material weakness, our principal executive officer and principal financial officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls.

During the nine months ended September 30, 2022, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than those discussed in Item 4.(a).

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

The ownership of our common stock involves a number of risks and uncertainties. When evaluating the Company and our business before making an investment decision regarding our securities, potential investors should carefully consider the risk factors and uncertainties described in Part 1, Item 1A. “Risk Factors” of our Annual Report on Form 10-K. Since the filing of our Form 10-K, there have been no material changes in our risk factors from those disclosed therein, other than in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 and as provided below.

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

We continue to assess our system of internal controls over financial reporting and successfully completed documentation necessary to perform the annual evaluation required to comply with Section 404. In future periods, we may discover, and not be able to remediate timely, significant deficiencies or material weaknesses. During the evaluation and testing process in 2021, we did not identify any material weaknesses in our internal controls over financial reporting. During the quarter ended September 30, 2022 management performed assessments of our recently implemented enterprise resource planning ("ERP") system, including an analysis to determine if the access and privileges granted to users were appropriately segregated.  As a result of these assessments, we identified the following control deficiencies: (i) we did not design and implement effective user access controls to adequately restrict user access and the ability to modify financial data within the ERP system; and (2) we did not design and implement effective change management controls to monitor the appropriateness of changes made to the configurations of automated controls during the implementation period and the initial launch support.  These control deficiencies did not result in a known misstatement of the Company’s interim financial statements. However, these control deficiencies could have resulted in material misstatements in our interim financial statements and disclosures which then may not have been prevented or detected. Therefore, management has concluded that these control deficiencies in aggregate constituted a material weakness in our control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  In order to remediate the identified control deficiencies and enhance our internal control, during the quarter ended September 30, 2022 we adjusted accesses and privileges to provide for appropriate segregation of duties in the performance of internal controls over financial reporting.  We also designed and implemented monitoring controls to detect changes within the system which would impact financial reporting. As a result of these steps, management concluded that the material weakness was remediated as of September 30, 2022.

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

(a) Unregistered Sales of Equity Securities.

None.

(b) Use of Proceeds from Initial Public Offering of Common Stock.

Not applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

We did not repurchase any of our equity securities during the quarter ended September 30, 2022.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits

10.1	Sixth Amendment to the Second Amended and Restated Loan and Security Agreement, dated as of August 26, 2022, by and between the Registrant and Silicon Valley Bank.

10.2	Seventh Amendment to the Second Amended and Restated Loan and Security Agreement, dated as of October 14, 2022, by and between the Registrant and Silicon Valley Bank.

31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPEN AEROGELS, INC.

Date: November 7, 2022	By:	/s/ Donald R. Young
Donald R. Young
President and Chief Executive Officer (principal executive officer)

Date: November 7, 2022	By:	/s/ Ricardo C. Rodriguez
Ricardo C. Rodriguez
Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)