Form 10-K
period 2022-12-31
ASPEN AEROGELS INC
filed 2023-03-16
CIK 1145986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicated by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $289.6 million.

As of March 15, 2023, the registrant had 70,069,160 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 1, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

Auditor Firm Id:	185	Auditor Name:	KPMG LLP	Auditor Location:	Hartford, CT, United States of America

PART I

Item 1. BUSINESS

When used in this report, the terms “we,” “us,” “our” and “the Company” refer to Aspen Aerogels, Inc. and its subsidiaries.

Aspen Aerogels, Inc. is an aerogel technology company that designs, develops and manufactures innovative, high-performance aerogel materials used primarily in the energy industrial, sustainable insulation materials and electric vehicle markets. We have provided high-performance aerogel insulation to the energy industrial and sustainable insulation markets for more than a decade. We have developed and are commercializing our proprietary line of PyroThin® aerogel thermal barriers for use in battery packs in electric vehicles. In addition, we are developing applications for our aerogel technology in the battery materials market and a number of other high-potential markets.

We design, develop and manufacture innovative, high-performance aerogel insulation used primarily in the energy industrial and sustainable insulation markets. We believe our aerogel blankets deliver the best thermal performance of any widely used insulation product available on the market today and provide a combination of performance attributes unmatched by traditional insulation materials. Our end-user customers select our products where thermal performance is critical and to save money, improve resource efficiency, enhance sustainability, preserve operating assets, and protect workers.

Our technologically advanced insulation products are principally targeted at the estimated $3.9 billion annual global market for energy industrial insulation materials. Our aerogel insulation has undergone rigorous technical validation and is used by many of the world’s largest oil producers and the owners and operators of refineries, petrochemical plants, liquefied natural gas facilities and power generating and distribution assets, such as ExxonMobil, Reliance Industries, PTT LNG, and Royal Dutch Shell. Our products replace traditional insulation in existing facilities during regular maintenance, upgrades and capacity expansions. In addition, our aerogel products are increasingly being specified for use in new-build energy industrial facilities.

We introduced our two key aerogel insulation product lines for the energy industrial market, Pyrogel® and Cryogel®, in 2008. Pyrogel and Cryogel have undergone rigorous technical validation by industry-leading end-users and achieved significant market adoption. We introduced our aerogel insulation product for the sustainable insulation materials market, Spaceloft®, in 2006. Our insulation product revenue has grown from $17.2 million in 2008 to $124.8 million in 2022, representing a compound annual growth rate of 15%. During this period, we have sold nearly $1.3 billion of our insulation products globally, representing an installed base of more than 400 million square feet of insulation. We believe that our long-term record of success positions us for future growth and continued gain in market share in the energy industrial and sustainable insulation markets.

We have grown our business by forming technical and commercial relationships with industry leaders, which has allowed us to optimize our products to meet the particular demands of targeted market sectors. We have benefited from our technical and commercial relationships with ExxonMobil in the oil refinery and petrochemical sector, with TechnipFMC in the offshore oil sector, and with BASF in the sustainable insulation market. We will continue our strategy of working with innovative companies to target and penetrate additional opportunities in the energy industrial and sustainable insulation materials markets.

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

We have entered into multi-year production contracts with General Motors to supply fabricated, multi-part thermal barriers for use in the battery system of its next-generation electric vehicles. We are currently supplying thermal barrier production parts to both General Motors and Toyota. We are also supplying thermal barrier prototype parts to a number of other U.S., European and Asian manufacturers of electric vehicles, grid storage and home battery systems. During 2022, we sold $55.6 million of our PyroThin thermal barriers. During 2021, our first full year of serving the electric vehicle and energy storage market, we sold $6.7 million of our PyroThin thermal barriers. We recently received a letter of intent from the luxury brand of a German original equipment manufacturer, or OEM, group where the thermal barrier parts are targeted for a battery platform intended for use across several of their models. We also received an order for approximately 1.5 million prototype parts for a commercial vehicle brand within the same German OEM group.

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

Our insulation products help end-users to improve resource efficiency, reduce energy consumption, and reduce the carbon footprint of their operations. These products enable compact system design, reduce installation time and costs, promote freight and logistics cost savings, reduce system weight, minimize required storage space and enhance job site safety. Our insulation products reduce the incidence of corrosion under insulation, which is a significant maintenance cost and safety issue in energy industrial facilities. Many of our insulation products also offer strong fire protection, which is a critical performance requirement in our markets. We believe our array of product attributes provides strong competitive advantages over traditional insulation. Although competing insulation materials may have one or more comparable attributes, we believe that no single insulation material currently available offers all of the properties of our aerogel insulation products.

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

Total revenue for the years ended December 31, 2022, 2021 and 2020 was $180.4 million, $121.6 million, and $100.3 million, respectively. For the years ended December 31, 2022, 2021 and 2020, based on shipment destination or research services location, our U.S. revenue was $114.0 million, $66.8 million, and $44.8 million, respectively, and our international revenue was $66.4 million, $54.8 million, and $55.4 million, respectively.

We manufacture our products using our proprietary technology at our facility in East Providence, Rhode Island. We have operated the East Providence facility since 2008 and have increased our estimated annual revenue capacity in phases to approximately $250.0 million. To meet expected growth in demand for our aerogel products in the electric vehicle market, we are planning to expand our aerogel blanket capacity by constructing a second manufacturing plant in Bulloch County, Georgia, construction of which is currently in progress. We had initially expected to build the second plant in two phases and had previously estimated a cost of approximately $575.0 million for the first phase and approximately $125.0 million for the second phase. However, we have refined our approach to revenue capacity planning and corresponding project milestones and are no longer taking a phased approach to the project. Instead, we are focused on achieving a target revenue capacity increase in connection with the second aerogel facility of over $1.2 billion, which was the originally contemplated target revenue capacity of the first and second phases. Additionally, as a result of cost inflation and supply chain challenges for this project, we reviewed the plans, schedule and scope of the project in order to manage these potential cost drivers with the aim of keeping our capital expenditures on the second plant as close as possible to our prior estimates while still seeking to achieve our original revenue capacity increases of over $1.2 billion. As a result of the review of the schedule and scope of the project, we are estimating a cost of approximately $710.0 million, which includes approximately $164.5 million that we have spent through December 31, 2022. Nonetheless, further cost inflation and/or supply chain disruptions, as well as potential changes in the scope of the facilities, could lead to increases to our prior estimates. While the currently planned facilities can accommodate additional equipment in the future to further increase revenue capacity, this is not currently in scope. We expect to start up the second aerogel plant in the first-half of 2024.

Financial information about our product and research services revenues, net loss per share and our total assets are provided in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Our Markets and Competition

Our principal market is the energy industrial insulation market. This market is global, well-established and includes large and well-capitalized end-users. This market includes companies operating refinery, petrochemical, oil production, and LNG production and storage facilities. The market also includes firms operating gas, coal, nuclear, hydro and solar thermal power generating plants and district energy systems. Insulation systems in the energy industrial market are designed to maintain hot and cold process equipment, piping and storage tanks at optimal temperatures, to protect plant and equipment from the elements and from the risk of fire, and to protect workers. The market is served by a well-organized, well-established worldwide network of distributors, contractors, and engineers.

Demand for insulation in the energy industrial market is composed of demand associated with new-build construction of facilities, capital expansions and related capital projects, as well as with routine, non-discretionary maintenance programs within existing facilities. Capital expansions and related capital projects in the energy industrial market are driven primarily by overall economic growth and projected growth in energy demand. Maintenance programs are essential to optimal operation of process equipment, to protect workers and to minimize the risk of a catastrophic loss. Accordingly, we believe that demand for insulation for maintenance purposes in comparison to capital projects is less affected by volatility associated with economic cycles, energy prices and other macroeconomic factors.

The major end-user markets that drive demand for our products include oil refining, petrochemical, natural gas and LNG production and storage, onshore oil production, offshore oil production and power generation. Global energy demand is expected to increase in the long-term and, in order to serve this growing demand, we believe our end-user customers will continue to invest in major energy industrial projects.

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

We have entered into production contracts with General Motors, to supply fabricated, multi-part thermal barriers (Barriers) for use in the battery system of its next-generation electric vehicles, or the Contracts. Pursuant to the Contracts, we are obligated to supply Barriers at fixed annual prices and at volumes to be specified by the OEM up to a daily maximum quantity through the respective terms of the agreements, which expire at various times from 2026 through 2034. While the OEM has agreed to purchase its requirement for Barriers from us at locations to be designated from time to time by the OEM, it has no obligation to purchase any minimum quantity of Barriers under the Contracts. In addition, the OEM may terminate the Contracts at any time and for any or no reason. All other terms of the Contracts are generally consistent with the OEM’s standard purchase terms, including quality and warranty provisions customary in the automotive industry.

We also sell our products for use in the sustainable insulation materials and other end markets, including for the fabrication of insulation parts by OEMs. These OEMs develop products incorporating our aerogel blankets for applications in a diverse set of markets including military aircraft, trains, buses, appliances, apparel, footwear and outdoor gear. While these are not presently our core markets, we anticipate that we will allocate a growing portion of our manufacturing capacity to serve these markets in the long term. We believe the key performance criteria for insulation in these markets and applications include thermal performance, compact design, durability and fire resistance.

We operate in a highly competitive environment. In the energy industrial insulation markets, we compete with traditional insulation materials based on product performance, price, availability and proximity to the customer. Customers may choose among a variety of insulation materials that offer a range of characteristics including thermal performance, durability, vapor permeability, moisture resistance, ease of installation and upfront and lifecycle costs. Within each type of insulation material, there is also competition between the manufacturers of that material. Most types of traditional insulation materials are produced by a number of different manufacturers and once customers have chosen the type of insulation material that they intend to use, they will choose a manufacturer of that material based primarily on each manufacturer’s price and delivery schedule. Insulation manufacturers include a range of large, high-volume, multinational manufacturers offering branded products and strong technical support services to small, low-volume, local manufacturers offering low prices and limited customer support.

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

Our market share was approximately 3% of the estimated $3.9 billion annual global market for energy industrial insulation materials during 2022. Many of our competitors have greater market presence, larger market share, longer operating histories, stronger name recognition, larger customer bases and significantly greater financial, technical, sales and marketing, manufacturing and other resources than we have and may be better able to withstand volatility within the industry and throughout the economy as a whole, while retaining greater operating and financial flexibility. If our competitors lower their prices, or develop new products with better performance, or if we are unable to compete effectively, our growth opportunities, share of the market, margins and profitability may decline.

Our Competitive Strengths

Because insulation is used in a wide variety of demanding applications, insulation materials must satisfy a wide range of performance criteria on a cost-effective basis. We believe that our aerogel technology has allowed us to create superior insulation products and will allow us to continue to grow our share of the energy industrial materials and thermal barrier markets. We believe that the potential for significant technological innovation in traditional materials is limited and that new high-performance materials will be required to meet evolving market requirements for energy efficient insulation and thermal barrier systems. Our line of high-performance aerogel products is positioned to meet these requirements. Our solutions are driven by our innovative and proprietary technology that produces aerogels in a flexible and industrially robust blanket form. Our solutions also benefit from over 20 years of research and development dedicated to new aerogel compositions, form factors and manufacturing technologies. We believe our aerogel blankets deliver a superior combination of performance attributes that enable energy industrial end-users to save money, improve resource efficiency, preserve operating assets and protect workers across a wide range of applications in our target markets. We believe our patented aerogel thermal barriers offer an industry-leading combination of attributes to mitigate thermal runaway in lithium-ion battery systems.

We believe the following combination of capabilities distinguishes us from our competitors and positions us to continue to gain market share in the energy industrial, sustainable insulation materials and electric vehicle markets:

•
Disruptive Products with a Compelling Value Proposition. Our aerogel insulation provides two to five times the thermal performance of widely used traditional insulation in a thin, easy-to-use and durable blanket form. We believe our array of product attributes provides strong competitive advantages over traditional insulation and will enable us to gain a larger share of the energy industrial insulation market. In addition, our aerogel thermal barriers offer a combination of attributes that provide industry-leading protection against thermal runaway in lithium-ion batteries. We believe our thermal barriers provide the market-leading technological solution to combat thermal runaway and will help us gain share within the market for lithium-ion batteries used in the e-mobility and grid storage markets. Although competing materials may have one or more comparable attributes, we believe that no single insulation or thermal barrier material currently available offers all of the properties of our aerogel products.
•
Important End Markets. Our aerogel insulation products are primarily used in large-scale energy industrial facilities. Our aerogel thermal barrier products are gaining share in the rapidly growing, high value electric vehicle market. Given the projected high growth in the e-mobility markets and continued growth in global energy consumption in the long-term, and the construction of new facilities to satisfy this demand, we believe that we serve well-capitalized and rapidly growing global end markets. In order to capture the opportunities in our end markets, we have a network of sales professionals and qualified distributors in more than 50 countries around the world.
•
Strong Installed Base with Industry-leading Energy Customers. We have an installed base of more than 400 million square feet of insulation, representing nearly $1.3 billion in cumulative product sales since 2008. Through our relationships with industry-leading energy industrial customers, our products have undergone rigorous testing and technical validation and are now in use at most of the world’s largest oil producers, refiners and petrochemical companies. These relationships have shortened the sales cycle with other customers and have helped to facilitate our market penetration. We also have strong relationships with a global network of energy-focused distributors, contractors and engineering firms that understand the significant advantages our products provide to end-users.
•
Thermal Barrier Adoption by Leading Electric Vehicle Customers. In 2020 and 2021, we entered into contracts with General Motors to supply fabricated, multi-part thermal barriers for use in the battery system of its next-generation electric vehicles. This relationship has helped to validate our thermal barrier technology with other companies providing products and solutions to the electric vehicle, lithium-ion battery and grid storage markets. We are currently supplying thermal barrier production parts to both General Motors and Toyota. We are also supplying thermal barrier prototype parts to a number of other U.S., European and Asian manufacturers of electric vehicles, grid storage and home battery systems. During 2022, we sold $55.6 million of our PyroThin thermal barriers. During 2021, our first full year of serving the electric vehicle and energy storage market, we sold $6.7 million of our PyroThin thermal barriers. We are engaged in system development and quoting activities with a wide range of additional prospective customers in the broader e-mobility and energy storage markets. We recently received a letter of intent from the luxury brand of a German OEM group where the thermal barrier parts are targeted for a battery platform intended for use across several of their models. We also received an order for approximately 1.5 million prototype parts for a commercial vehicle brand within the same German OEM group.
•
Proven, Scalable Business Model. Our proprietary manufacturing technology is proven and has been successfully scaled to meet increasing demand. We have operated the East Providence facility since 2008 and have increased our annual revenue capacity in phases to approximately $250.0 million. To meet expected growth in demand for our aerogel products in the electric vehicle market, we are planning to expand our aerogel blanket capacity by constructing a second manufacturing plant in Bulloch County, Georgia. We expect to start up the second aerogel plant in the first-half of 2024.
•
Protected Technology Platform and Proprietary Manufacturing Capability. Our Aerogel Technology Platform is the result of extensive research and development dedicated to new aerogel compositions, form factors and manufacturing technologies. Our intellectual property portfolio is supported by 255 issued patents, with an additional 326 pending, in U.S. and foreign jurisdictions in areas related to product design, chemistry, process technology and market applications. In addition, we have significant knowledge and trade secrets related to product formulations and manufacturing techniques. We believe our portfolio of patents, trade secrets, and knowledge present a barrier to potential new entrants in the commercialization of aerogel products.
•
Experienced Management Team with a Demonstrated Track Record. Our executive officers have an average of more than 20 years of experience in global industrial companies, specialty chemical companies, automotive, or related material science research. This management team is responsible for the continued development of our Aerogel Technology Platform, the commercial acceptance of our products, and the creation of a global distribution and marketing platform. As of December 31, 2022, we employed 533 people, including material scientists, engineers, manufacturing line operators, sales personnel, administrative staff, and management. We believe our dedicated and experienced team is an important competitive asset.

Our Growth Strategy

Our strategy is to create economic value by leveraging our technological and market leadership in aerogels to be the premier provider of high-performance aerogel products serving the global electric vehicle and energy industrial markets. We also will pursue high-value opportunities for our aerogel insulation products within the sustainable insulation materials market and a diverse set of new markets. In addition, we will leverage our Aerogel Technology Platform to develop innovative, aerogel-enhanced products for applications outside of the global insulation market.

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
•
Strategically Increase Capacity to Meet Demand. Demand for our aerogel products has grown significantly since our inception. From 2008 through 2022, our energy industrial revenue has grown at a compound annual growth rate of 15% to $124.8 million. To meet expected growth in demand for our aerogel products in the electric vehicle market, we are planning to expand our aerogel blanket capacity by constructing a second manufacturing plant in Bulloch County, Georgia, construction of which is currently in progress. We had initially expected to build the second plant in two phases and had previously estimated a cost of approximately $575.0 million for the first phase and approximately $125.0 million for the second phase. However, we have refined our approach to revenue capacity planning and corresponding project milestones and are no longer taking a phased approach to the project. Instead, we are focused on achieving a target revenue capacity increase in connection with the second aerogel facility of over $1.2 billion, which was the originally contemplated target revenue capacity of the first and second phases. Additionally, as a result of cost inflation and supply chain challenges for this project, we reviewed the plans, schedule and scope of the project in order to manage these potential cost drivers with the aim of keeping our capital expenditures on the second plant as close as possible to our prior estimates while still seeking to achieve our original revenue capacity increases of over $1.2 billion. As a result of the review of the schedule and scope of the project, we are estimating a cost of approximately $710.0 million, which includes approximately $164.5 million that we have spent through December 31, 2022. Nonetheless, further cost inflation and/or supply chain disruptions, as well as potential changes in the scope of the facilities, could lead to increases to our prior estimates. While the currently planned facilities can accommodate additional equipment in the future to further increase revenue capacity, this is not currently in scope. We expect to start up the second aerogel plant in the first-half of 2024.
•
Capitalize on Innovation to Develop New Markets. Our team of materials scientists and engineers focus on advancing our Aerogel Technology Platform and developing next generation aerogel compositions, form factors and manufacturing processes. We believe that we are well-positioned to leverage over 20 years of research and development to develop and commercialize disruptive aerogel products for a wide array of new markets beyond the energy industrial, sustainable insulation materials and electric vehicle markets. We will seek to exploit the unique characteristics of aerogels, including low thermal conductivity, high surface area, high electrical conductivity, and tunable porosity, to develop aerogel-enhanced products and next generation technology addressing complex and unmet market needs. We will continue to seek potential partnerships with industry leaders that include a mix of commercial, technical and financial elements to realize the full potential offered by our proprietary Aerogel Technology Platform in targeted markets.
•
Broaden Energy Market Diversity and Grow Market Share. We plan to add resources to continue to grow our share of the energy industrial insulation market, both through increased sales to our existing customers and through sales to new customers. We plan to continue to expand and enhance our global sales and distribution network and seek to promote greater enterprise-wide adoption of our products by existing end-user customers. To date, the majority of our revenue has been generated from applications in refineries and petrochemical facilities. We will continue to pursue and expect greater adoption of our products for applications in the LNG and power markets. In addition, our product revenue will continue to be generated, in large part, by demand for insulation associated with scheduled plant shutdowns, or turnarounds, and other maintenance-related projects. With broad adoption of our products and our growing installed base, we expect that our products will be specified at increasing rates during the design phase in a growing number of new-build and capital expansion projects. We also expect that growth in global energy demand over time will result in increased new-build and large capacity expansion projects, thereby driving additional demand for our aerogel products.
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

Our Aerogel Products

Silica aerogels are highly porous structures in which 97% of the volume consists of air trapped between intertwined clusters of amorphous silica solids. Silica aerogels are low-density, extremely fragile materials. However, our proprietary manufacturing process produces silica aerogels in a flexible, resilient, durable and easy-to-use blanket form.

The core raw material in the production of our aerogel insulation products are alkyl silicate and silane precursors. Our manufacturing process initially creates a semi-solid alcogel in which the silica structure is filled with ethanol. We produce aerogel by means of a supercritical extraction process that removes ethanol from the gel and replaces it with air. Our process allows the ethanol to be extracted without causing the solid matrix in the gel to collapse from capillary forces.

Our material costs were 51%, 48%, and 44% of product revenue for the years ended December 31, 2022, 2021 and 2020, respectively. We seek to lower our manufacturing costs, while maintaining appropriate performance characteristics, and to improve the per square foot costs of our silica aerogel blankets by optimizing our formulations to reduce material costs, by enhancing manufacturing process controls to improve yields, by realizing price reductions from existing vendors, by qualifying new vendors and by reducing shipping costs. Our objective is both to reduce costs to enhance our competitive position and to ensure we deliver high quality products to our customers.

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

Energy Industrial Markets

•
Pyrogel XTE. Pyrogel XTE, our best-selling product, is reinforced with a glass-fiber batting and has an upper use temperature of 650° C. Pyrogel XTE was initially designed for use in refineries and petrochemical facilities, but has proven to have wide applicability throughout the energy industrial market. Pyrogel XTE is optimized for high temperature applications between 100° C and 400° C. Pyrogel XTE’s hydrophobicity and vapor permeability reduce the risk of corrosion under insulation in energy industrial operating systems when compared to traditional insulation.
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
•
Cryogel Z. Cryogel Z is designed for sub-ambient and cryogenic applications in the energy industrial market. Cryogel Z is reinforced with a glass- and polyester-fiber batting and is produced with an integral vapor barrier. Cryogel Z is also specially formulated to minimize the incidence of stress corrosion cracking in stainless steel systems. Cryogel Z’s combination of properties allows for simplified system designs and reduced installation costs in cold applications throughout the energy industrial market when compared to traditional insulation.
•
Spaceloft Subsea. Spaceloft Subsea is reinforced with glass- and polyester-fiber batting and is designed for use in pipe-in-pipe applications in offshore oil production. Spaceloft Subsea is typically fabricated and pre-packaged to permit faster installation. Spaceloft Subsea allows for small profile carrier pipelines and associated reductions in capital costs.

Other Markets

•
Spaceloft Grey. Spaceloft Grey is reinforced with a glass-and polyester-fiber batting and is designed for use in the sustainable insulation materials market. Spaceloft Grey is either utilized in roll form by contractors in the field or fabricated by OEMs into strips, panels and systems that meet industry standards. Spaceloft Grey is designed for use in solid wall buildings and where space is at a premium.
•
Spaceloft A2. Spaceloft A2 is reinforced with a glass-fiber batting and specifically designed to meet Euroclass A2 fire standards in the sustainable insulation materials market. Spaceloft A2 is designed to provide industry-leading thermal performance in applications where building regulations require the use of non-combustible products.
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

Our sales force calls on and maintains relationships with participants at all levels of the energy industrial supply chain. We have established a network of insulation distributors to ensure rapid delivery of our products in critical regions. Our sales personnel work to educate insulation contractors about the technical and operating cost advantages of aerogel blankets. Our sales force also works directly with end-users and engineering firms to promote qualification, specification and wider acceptance of our products in existing and new applications. In the energy industrial market, we rely heavily on the existing and well-established channel of distributors and contractors to deliver products to our customers. In addition, our sales and business development personnel work directly with OEMs and strategic partners, including within the electric vehicle industry, to create new product designs and solutions to expand our market reach.

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

Our Customers and End-Users

Customers

Energy Industrial

Our primary customers in the energy industrial market are distributors, installation contractors and fabricators that stock, install and customize insulation products, components and systems for technically sophisticated end-users that require high-performance insulation.

•
Distributors: We currently operate through a global network of 67 insulation distributors. In general, insulation distributors stock, sell and distribute aerogel materials to insulation contractors and end-users. The distribution of our product outside of the United States is at times conducted under agreements that provide for exclusivity by geography linked to annual purchase volume minimums. These insulation distributors typically market, promote and advertise our aerogel materials across their market.
•
Contractors: We currently sell directly to a number of insulation contractors under project specific contracts or general purchase orders. Insulation contractors generally perform insulation installation, inspection, maintenance and project management for end-users. In addition, some insulation contractors provide end-users with project engineering and design services.
•
Fabricators: We currently sell directly to a small network of fabricators that design, customize and manufacture insulation components and systems for use in the energy industrial, sustainable insulation materials, transportation, appliance and apparel markets.
•
Direct Sales to End-Users: In certain instances, we sell directly to end-users in the energy industrial insulation market. In these instances, our end-users directly manage and control specification, logistic, installation, inspection, maintenance and fabrication activities of our aerogel products.

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

Additional Customer Information

General Motors LLC and Distribution International, Inc. represented 25% and 22%, respectively, of our total revenue in 2022 and were our only customers representing 10% or more of our revenue for that period.

Our product revenue is generated by sales to customers around the world. In 2022, 63% of our product revenue was generated in the United States, 19% in Asia, 12% in Europe, 3% in Canada, and 2% in Latin America, based on shipment destination.

A substantial portion of our sales are to shipment destinations located outside of the United States, including France, Norway, Thailand, Canada, Germany, Taiwan, Great Britain, Columbia, and South Korea. Total revenue generated from outside of the United States amounted to $66.4 million or 37% of total revenue, $54.8 million or 45% of total revenue and $55.4 million or 55% of total revenue, in the years ended December 31, 2022, 2021 and 2020, respectively. In addition, we may continue to expand our operations outside of the United States. As a result, we are subject to a number of risks. See “Risk Factors — A substantial portion of our revenue comes from sales in foreign countries and we may expand our operations outside of the United States, which subjects us to increased economic, foreign exchange, operational and political risks that could increase our costs and make it difficult for us to operate profitably.”

End-Users

The end-users of our aerogel blankets and thermal barriers include some of the largest and most well-capitalized companies in the world. Our products are installed in more than 50 countries worldwide.

Energy Industrial

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

Electric Vehicle Market

Our thermal barrier products are in use today in electric vehicle battery systems of General Motors and Toyota with a leading global platform. We believe our customer base will expand in the near term to include additional electric vehicle manufacturers, Tier 1 automotive suppliers, lithium-ion battery manufacturers, and e-mobility and energy storage companies.

Our carbon aerogel program seeks to increase the performance of lithium-ion battery cells to enable electric vehicle manufacturers to extend the driving range and reduce the cost of electric vehicles, among other uses. We are targeting the manufacturers of battery components, batteries, grid battery systems, and electric vehicles as potential customers for our carbon aerogel materials.

Sustainable Insulation Materials and Other Markets

Traditionally, we have relied on the efforts of a small network of partners, OEMs and fabrication houses to serve the sustainable insulation materials, transportation, apparel and appliance markets. These partners, OEMs and fabricators are manufacturers of components and systems for buildings, refrigerated and hot appliances, cold storage equipment, automobiles, aircraft, trains, electronics, and outdoor gear and apparel. The end-users of our products in these markets include a wide range of institutions, businesses, individuals, municipalities and government agencies.

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

We have operated the East Providence facility since 2008 and have increased our capacity in phases since that time. To meet expected growth in demand for our aerogel products in the electric vehicle market, we are planning to expand our aerogel blanket capacity by constructing a second manufacturing plant in Bulloch County, Georgia. We expect to start up the second aerogel plant in the first-half of 2024.

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

Our material costs were 51%, 48%, and 44% of product revenue for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Our research and development expenditures were $16.9 million, $11.4 million, and $8.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

As of December 31, 2022, we owned 59 issued U.S. patents, 85 pending U.S. patent applications, 196 issued foreign patents and 241 pending foreign patent applications. The scope of each of our patents varies in accordance with local law.

We have successfully enforced our patent rights against Chinese aerogel manufacturers in the U.S. at the International Trade Commission and in Europe at the District Court in Mannheim, Germany. We have an ongoing patent infringement action against AMA S.p.A. and AMA Composites S.r.l. (collectively, AMA) at the Court of Genoa, Italy in connection with alleged infringement of the Italian part of our patents previously asserted successfully in Germany. Further details of these actions are set forth in our prior Annual Reports on Form 10-K and in other filings. In addition to the foregoing, we have been and may be from time-to-time party to other legal proceedings that arise in the ordinary course of business and to other patent enforcement actions to assert our patent rights.

Due to their nature, it is difficult to predict the outcome or the costs involved in any litigation. Furthermore, our adversaries may have significant resources and interest to litigate and therefore, these litigation matters could be protracted and may ultimately involve significant legal expenses.

We believe that having distinctive names is an important factor in marketing our products, and therefore we use trademarks to brand some of our products, including Pyrogel, PyroThin, Cryogel and Spaceloft. As of December 31, 2022, we had five trademark registrations in the United States, two trademark registrations with the World Intellectual Property Organization, and 80 trademark registrations in foreign jurisdictions, including the European Union, United Kingdom, Japan, China, Canada, Mexico, India, South Korea and Brazil. Additionally, we had four pending US trademark applications and six pending foreign trademark applications. Although we have a foreign trademark registration program for selected marks, our approach may not be comprehensive and we may not be able to register or use such marks in each foreign country in which we seek registration.

Cross License Agreement with Cabot Corporation

We have a cross license agreement with Cabot Corporation under which each party grants to the other party certain intellectual property rights. The cross license agreement remains in effect until the expiration of the last to expire of the issued patents or patent applications and acquired patents licensed thereunder. Further details of this cross license are set forth in our prior Annual Reports on Form 10-K and in other filings.

Our Company

We are a corporation organized under the laws of Delaware. We own three wholly owned subsidiaries: Aspen Aerogels Rhode Island, LLC, Aspen Aerogels Germany, GmbH and Aspen Aerogels Georgia, LLC. We maintain our corporate offices in Northborough, Massachusetts.

On June 18, 2014, we completed our initial public offering, or IPO, of 7,500,000 shares of our common stock at a public offering price of $11.00 per share. On February 18, 2020, we completed an underwritten public offering of 1,955,000 shares of our common stock at a public offering price of $8.25 per share. We received net proceeds of $14.8 million after deducting underwriting discounts and commissions of $1.1 million and offering expenses of approximately $0.3 million. On November 5, 2020, we entered into a sales agreement for an at-the-market, or the ATM, offering program under which we could sell up to $33,871,250 of our common stock through B. Riley Securities as our sales agent. We were not obligated to sell any stock under the sales agreement. We agreed to pay B. Riley Securities a commission of 3.0% of the gross sales proceeds of shares sold under the agreement. During 2020, we sold 714,357 shares of our common stock through the ATM offering program with B. Riley Securities and received net proceeds of $9.5 million.

During the year ended December 31, 2021, we sold an additional 929,981 shares of our common stock through the ATM offering program with B. Riley Securities and received net proceeds of $19.4 million. On June 29, 2021, we sold 3,462,124 shares to an affiliate of Koch Disruptive Technologies, LLC, or Koch, in a private placement of our common stock and received net proceeds of $73.5 million after deducting fees and offering expenses of $1.5 million.

On February 18, 2022, we sold and issued a convertible note to an affiliate of Koch of $100.0 million in aggregate principal amount. Additionally, on March 28, 2022, we sold to an affiliate of Koch 1,791,986 shares of our common stock for aggregate gross proceeds of $50.0 million, pursuant to a securities purchase agreement, dated as of February 15, 2022, by and between us and the affiliate of Koch.

On March 16, 2022, we entered into a sales agreement for an ATM offering program with Cowen and Company, LLC and Piper Sandler & Co. as our sales agents, or the 2022 ATM offering program. During the year ended December 31, 2022, we sold 5,241,400 shares of our common stock, through the 2022 ATM offering program and received net proceeds of $72.7 million, after deducting commissions and estimated offering expenses payable by us.

On November 29, 2022, we completed an underwritten public offering of 29,052,631 shares of our common stock at a public offering price of $9.50 per share. We received net proceeds of $267.5 million, after deducting underwriting discounts and commissions of $8.1 million and offering expenses of approximately $0.5 million.

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

Human Capital Resources

As of December 31, 2022, we had 533 full-time employees. Of our employees, 506 are located in the United States and 27 are located abroad. We consider our current relationship with our employees to be of good standing. None of our employees are represented by labor unions or have collective bargaining agreements.

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

Seasonality

Our energy industrial product offerings make us less susceptible to seasonal patterns as our operating results are generated in part by demand for insulation associated with new-build construction of facilities, capital expansions and related capital projects, and larger maintenance-related projects in the energy industrial market. Historically, our third and fourth quarter results have shown increased levels of revenue, which we believe is associated with our end-user customers’ maintenance schedules and timing of capital projects. As we pursue and grow revenue opportunities in the electric vehicle market, we expect that a portion of our revenues may be subject to seasonal patterns typical of automotive suppliers.

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
•
If we fail to successfully construct and/or operate in a timely manner, or at all, our planned second manufacturing facility in Bulloch County, Georgia, we may fail to increase our production capacity to the level necessary to support our anticipated growth and our business and/or results of operations may be materially adversely affected.
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
•
We may be adversely affected by the effects of inflation.
•
The impact of the Russian invasion of Ukraine on the global economy, energy supplies and raw materials is uncertain, but may prove to negatively impact our business and operations.
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

We have a history of losses, and we may not ever achieve full year profitability. We experienced net losses of $82.7 million, $37.1 million and $21.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, our accumulated deficit was $627.8 million. We expect to continue to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Our expenses include research and development, sales and marketing, and general and administrative costs. Furthermore, these expenses are not the only factors that may contribute to our net losses. For example, interest expense that we incur on any future financing arrangements could contribute to our net losses. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving profitability, or sustaining profitability if we do achieve it. In addition, our ability to achieve profitability is subject to a number of risks and uncertainties discussed below, many of which are beyond our control. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

We will require significant additional capital to pursue our growth strategy, but we may not be able to obtain additional financing on acceptable terms or at all.

The growth of our business will depend on substantial amounts of additional capital for expansion of existing production lines or construction of new production lines or facilities, for ongoing operating expenses, for continued development of our Aerogel Technology Platform, or for introduction of new product lines. Our capital requirements will depend on many factors, including the rate of our revenue growth, our introduction of new products and technologies, our enhancements to existing products and technologies, and our expansion of sales and marketing and product development activities. In addition, we anticipate significant cash outlays during 2023 and 2024 related to maintaining our aerogel manufacturing operations in our East Providence, Rhode Island facility, the ongoing construction of our second aerogel plant in Bulloch County, Georgia and the construction of an automated fabrication operation in Mexico, among other items. We are planning to raise capital through debt financings, equity financings, partner financings, or technology licensing agreements to fund these operating and capital expenditure requirements in 2023 and beyond. Any such future significant expansion of our aerogel capacity, fabrication capacity or similar investment will require us to raise substantial amounts of additional capital. There is no assurance that we will be able obtain any such type of financing on terms acceptable to us or at all and in a timely manner.

In addition, we may consider strategic acquisitions of complementary businesses or technologies to grow our business, which would require significant capital and could increase our capital requirements related to future operation of the acquired business or technology.

We may not be able to obtain loans or raise additional capital on acceptable terms or at all. The convertible note issued to an affiliate of Koch, which together with Koch, we refer to as KDT, as well as the Loan Agreement with GM, contain restrictions on our ability to incur additional indebtedness, which, if not waived, could prevent us from obtaining needed capital. Any future credit facilities or debt instruments would likely contain similar or additional restrictions, requirements or conditions. We may not be able to obtain bank credit arrangements or effect an equity or debt financing on terms acceptable to us or at all in order to fund our future capacity expansion plans. Any failure to obtain additional financing when needed could adversely affect our ability to maintain and grow our business.

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

We have projected significant increase in the demand for our aerogel products, driven by our expected growth in the EV market and sales to our automotive OEM customers. Our continued growth requires that we increase our production capacity. Consequently, we are constructing a second manufacturing plant in Bulloch County, Georgia. We had initially expected to build the second plant in two phases and had previously estimated a cost of approximately $575.0 million for the first phase and approximately $125.0 million for the second phase. However, we have refined our approach to revenue capacity planning and corresponding project milestones and are no longer taking a phased approach to the project. Instead, we are focused on achieving a target revenue capacity increase in connection with the second aerogel facility of over $1.2 billion, which was the originally contemplated target revenue capacity of the first and second phases. Additionally, as a result of cost inflation and supply chain challenges for this project, we reviewed the plans, schedule and scope of the project in order to manage these potential cost drivers with the aim of keeping our capital expenditures on the second plant as close as possible to our prior estimates while still seeking to achieve our original revenue capacity increases of over $1.2 billion. As a result of the review of the schedule and scope of the project, we are estimating a cost of approximately $710.0 million, which includes approximately $164.5 million that we have spent through December 31, 2022. Nonetheless, further cost inflation and/or supply chain disruptions, as well as potential changes in the scope of the facilities, could lead to increases to our prior estimates. While the currently planned facilities can accommodate additional equipment in the future to further increase revenue capacity, this is not currently in scope. We expect to start up the second aerogel plant in the first-half of 2024. If, for any reason, including cost increases or our inability to obtain financing, the second manufacturing plant should fail to be completed in a timely manner, or at all, or any of the production lines in the second manufacturing plant do not operate according to our expectations, sales may be impeded, our growth may be hindered and our business or results of operations may be materially adversely affected.

Many factors could delay or prevent the construction of a second manufacturing facility or cause us to reduce the scale or scope of the new facilities, including:

•
increases in the cost of construction;
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

Our estimates regarding market opportunity for our products in the electric vehicle market, the assumptions underlying our estimates regarding market opportunity and our financial targets, including any revenue targets we may provide from time to time, are dependent on certain estimates and assumptions related to, among other things, demand for our products from our automotive OEM customers, development and launch of innovative new products, market share projections, product pricing and sale, volume and product mix, volatility, material prices, distribution, cost savings, and our ability to generate sufficient cash flow to reinvest in our existing business. The estimates and financial targets and our planned production capacity increases are based on estimates that our management believes are reasonable with respect to our future results of operations, based on present circumstances, and have not been reviewed by our independent accountants. Some assumptions upon which the estimates and financial targets are based, however, invariably will not materialize due to the inevitable occurrence of unanticipated events and circumstances beyond our management’s control or the occurrence of events that were believed to be less likely to occur. Our estimates regarding market opportunity and our financial targets are based on historical experience and on various other estimates and assumptions that we believe to be reasonable under the circumstances and at the time they are made, and our actual results may differ materially from our expectations. Any material variation between our estimates and financial targets and our actual results may adversely affect our future profitability, cash flows and stock price.

We have yet to achieve positive total cash flow, and our ability to generate positive cash flow is uncertain.

To develop and expand our business, we have made, and will need to continue to make, significant up-front investments in our manufacturing capacity and have incurred research and development, sales and marketing and general and administrative expenses. In addition, our growth has required a significant investment in working capital. We experienced negative cash flows from operating activities of $94.4 million, $18.6 million and $9.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. The negative cumulative cash flows from operating activities during the three-year period were exacerbated by cash flows used in investing activities to maintain, enhance and expand our manufacturing operations during the same time period. As a result, we experienced negative total cash flows during the three-year period.

We expect our operating cash flow will be negative on an annual basis during 2023. In addition, we anticipate that we will incur significant cash outlays related to maintaining our aerogel manufacturing operations in our East Providence, Rhode Island facility, the ongoing construction of our new plant in Bulloch County, Georgia, and the ongoing construction of an automated fabrication operation in Mexico. We are planning to raise capital through debt financings, equity financings, partner financings, or technology licensing agreements to fund these operating and capital expenditure requirements in 2023, and beyond. However, we expect that our existing cash balance or cash balance after any such financing, alone, may periodically be insufficient to fund these operating, capital expenditure or working capital requirements.

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

In order to fulfill the product delivery requirements of our direct and end-user customers, we plan for working capital needs in advance of customer orders. In particular, our OEM customers estimate and place their orders significantly in advance of the time they are needed, requiring us to plan our working capital needs well in advance of delivering their orders. As a result, we base our funding and inventory decisions on estimates of future demand. If demand for our products does not increase as quickly as we have estimated or drops off sharply, our inventory and expenses could rise, and our business and results of operations could suffer. Alternatively, if we experience sales in excess of our estimates, which has occurred in previous reporting periods, our working capital needs may be higher than currently anticipated. Additionally, in the early years of electric vehicle adoption, our electric vehicle customers’ forecasts may be prone to multiple and frequent revisions resulting in changing demand levels. Our ability to meet this excess or changing customer demand depends on our ability to arrange for additional financing for any ongoing working capital shortages, since it is likely that cash flow from sales will lag behind these investment requirements. If we are unable to obtain adequate financing when needed, it could adversely affect our ability to invest in the working capital required to maintain and grow our business.

The terms of the Loan Agreement with GM require us to meet certain operating covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

On November 28, 2022, our wholly owned subsidiary, Aspen Aerogels Georgia, LLC, or the Borrower, entered into a Loan Agreement, or the “Loan Agreement”, by and between (i) the Borrower, (ii) Aspen Aerogels, Inc. and (iii) Aspen Aerogels Rhode Island, LLC, a Rhode Island limited liability company, or Aspen RI, and, together with the Borrower and Aspen Aerogels, Inc., each, a Loan Party and collectively, the Loan Parties), as guarantors, and (iv) GM, as lender. The Loan Agreement provides for a multi-draw senior secured term loan in an aggregate principal amount of up to $100.0 million, or the Loan, available to the Borrower to draw on a delayed draw basis after January 1, 2023 to September 30, 2023, subject to certain conditions precedent to funding. The Loan to be advanced under the Loan Agreement is guaranteed by us and secured by a security interest in and first-priority lien on substantially all of our assets, other than our intellectual property, certain pumps pledged to secure an EDGE grant from the Georgia Department of Community Affairs to the Borrower and other customary collateral exclusions. The Loan Agreement contains affirmative and negative covenants and events of default that are customary in credit agreements and construction financing documents. Affirmative covenants include, among others, reporting obligations and an affirmative covenant requiring that proceeds of the Loan are used solely in accordance with the Budget delivered to GM in accordance with the terms of the Loan Agreement. Negative covenants include, among others, covenants restricting us from transferring all or any part of our business or property (including intellectual property), incurring additional indebtedness, except for certain permitted indebtedness, engaging in mergers or acquisitions, repurchasing shares, paying dividends or making other distributions, making investments, and creating other liens on our assets (including our intellectual property), in each case subject to customary exceptions and baskets. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility. These restrictions may include, among other things, limitations on borrowing and specific restrictions on the use of the proceeds of such additional debt financing, as well as prohibitions on our ability to incur further debt financing, create liens, pay dividends, redeem capital stock or make investments.

If we default under the terms of the Loan Agreement beyond the applicable grace period, if any, GM may declare all amounts outstanding under the Loan Agreement to be immediately due and payable and terminate all unused commitments to extend further credit under the Loan Agreement. If we are unable to repay the amounts due under the Loan Agreement upon such GM’s declaration, GM could proceed against the collateral granted to it to secure the obligations under the Loan Agreement (including, but not limited to taking control of our pledged assets and foreclosing on other collateral). In the event of a default under the terms of the Loan Agreement, GM could also require us to renegotiate the Loan Agreement on terms less favorable to us. Either the enforcement by GM upon its declaration to accelerate the obligations under the Loan Agreement or the renegotiation of the Loan Agreement’s terms, each as mentioned above, could adversely affect our operations. Further, if we are liquidated, GM’s right to repayment, as well as the right to repayment of other lenders under any additional debt financing, would be senior to the rights of the holders of our common stock.

Our Loan Agreement with GM contains restrictions that limit our flexibility to operate our business.

Our obligations under the Loan Agreement with GM are secured by a first-priority lien on substantially all of our assets, other than our intellectual property, certain pumps pledged to secure an EDGE grant from the Georgia Department of Community Affairs to the Borrower and other customary collateral exclusions. The Loan Agreement contains various affirmative and negative covenants that limit our ability to engage in specified types of transactions. These covenants, which are each subject to customary exceptions, limit our ability to, without GM’s prior written consent, effect any of the following, among other things:

•
sell, lease, transfer or otherwise dispose of assets;
•
acquire another company or business or enter into a merger or similar transaction with third parties;
•
incur additional indebtedness;
•
make investments;
•
encumber or permit liens on certain assets; and
•
make restricted payments with respect to our capital stock.

Our board or management team could believe that taking any one of these actions would be in our best interests and the best interests of our stockholders. If that were the case and if we were unable to complete any of these actions because GM does not provide its consent, it could adversely impact our business, financial condition and results of operations.

In the event of a default under the Loan Agreement, including, among other things, our failure to make any payment when due or our failure to comply with any provision of the Loan Agreement, subject to customary grace periods set forth in the Loan Agreement, GM could elect to declare all amounts outstanding under the Loan Agreement to be immediately due and payable and terminate all unused commitments to extend further credit under the Loan Agreement. If we are unable to repay the amounts due under the Loan Agreement upon such declaration, GM could proceed against the collateral granted to it to secure the obligations under the Loan Agreement, which could have an adverse effect on our business, financial condition and results of operations.

GM’s interests as a lender may not always be aligned with our interests. If our interests come into conflict with those of GM, including in the event of a default or an Event of Default (as defined in the Loan Agreement) under the Loan Agreement, GM may choose to act in its self-interest, which could adversely affect the success of our current and future collaborative efforts with GM.

Our convertible note arrangement with KDT and the Loan Agreement with GM contain financial and/or operating restrictions that may limit our access to credit.

Our convertible note arrangement with KDT and our Loan Agreement with GM contain certain restrictions on our ability to operate, including our ability to incur indebtedness. In addition to preventing additional borrowings under our convertible note arrangement with KDT and our Loan Agreement with GM, an event of default under either arrangement, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under such arrangement, which would require us to pay all amounts outstanding. Such an event may also lead our secured lender to exercise its security interest in our assets, including all of our real property and equipment at our East Providence facility. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all.

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

Trends in the selection of cell chemistries, battery pack system architectures, and the adoption of active cooling methods may reduce thermal complexities to render the demand for our thermal barrier products less obvious. Furthermore, changes by our automotive OEM customers in the cell form factor may have a direct impact on the demand for our product.

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

Our current thermal barrier product is compatible with pouch and prismatic cells, but not cylindrical cells. Currently, one of our automotive OEMs, GM, plans to use pouch and prismatic cells in its future EVs under its primary Ultium platform, which we expect will be a significant source of demand for our products. If GM were to switch to using cylindrical cells for their primary Ultium platform, our current thermal barrier product would not be compatible, resulting in reduced demand for our product from one of our key automotive OEM customers, which would adversely affect our business and results of operations.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and its financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC stated that all depositors of SVB would have access to all of their money, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. If any of our counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis. As of March 10, 2023, we held approximately $233.2 million of our cash and cash equivalents and restricted cash at SVB and approximately €1.8 million of our cash at Silicon Valley Bank UK Limited, the UK affiliate of SVB.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:

•
Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
•
Loss of access to revolving existing credit facilities or other working capital sources and/or the inability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources;
•
Potential or actual breach of contractual obligations that require us to maintain letters or credit or other credit support arrangements; or
•
Termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by parties with whom we conduct business, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a party with whom we conduct business may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy. Any bankruptcy or insolvency, or the failure to make payments when due, of any counterparty of ours, or the loss of any significant relationships, could result in material losses to us and may material adverse impacts on our business.

Our business, results of operations and financial condition could be materially adversely affected by the effects of widespread public health epidemics, including coronavirus and the resulting COVID-19 pandemic, that are beyond our control.

Any outbreaks of contagious diseases, public health epidemics, and other adverse public health developments in countries where we, our customers, and suppliers operate could have a material and adverse effect on our business, results of operations, and financial condition. The novel strain of the coronavirus affecting the global community, including the United States, is expected to continue to impact our operations, and the nature and extent of the impact may be highly uncertain and beyond our control. In particular, our sales globally, including to customers in the energy industrial and sustainable insulation materials markets that are impacted by the COVID-19 pandemic, are being negatively impacted as a result of disruption in demand, which could have a material adverse effect on our business, results of operations and financial condition. The COVID-19 pandemic has resulted in significant volatility in the price of oil and has reduced the demand for our products used in energy industrial facilities. We have also faced market-based challenges in the hiring and retention of non-exempt labor in our East Providence, Rhode Island manufacturing facility during 2021 that has limited our manufacturing output and has delayed the fulfillment of customer orders. In addition, suppliers of our raw materials have intermittently been unable to supply the materials that we require to manufacture our products according to our schedules. The future impact of similar COVID-19 related disruptions to our business cannot be accurately estimated at this time. The COVID-19 pandemic may also impact automotive sales and production by our automotive OEM customers, which in turn affects our ability to realize the awarded business and our business operations.

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

Our supply agreements with our automotive OEM customers are generally requirements contracts, and a decline in the production requirements of any of our customers, including as a result of a shift in their strategy or change in their battery form factor, could adversely impact the automotive OEM’s demand for our products, which could adversely impact our revenues and profitability.

We receive automotive OEM purchase orders for specific components supplied for particular vehicles. Typically, our automotive OEM customers agree to purchase their requirements for specific products but are not required to purchase any minimum quantity of products from us. Therefore, a significant decrease in demand for certain key models or group of related models sold by any of our automotive OEM customers, a shift in our automotive OEM customers’ strategy or change in their battery form factor, or the ability of a manufacturer to re-source and discontinue purchasing from us, for a particular model or group of models, could have a material adverse effect on us and reduce the value of the awarded business. For example, a report by a Korean trade publication recently resulted in market-wide speculation that GM is considering using a cylindrical cell form factor instead of pouch and prismatic cells in its future EVs under their primary Ultium platform. Our current thermal barrier product is compatible with pouch and prismatic cells, but not cylindrical cells. While we have not received any indication from GM or otherwise that there is any such contemplated change in the form factor for GM’s primary Ultium platform, such a shift or similar events could result in reduced demand for our product from our automotive OEM customers, which would adversely affect our business and results of operations. To the extent that we do not maintain our existing business with our automotive OEM customers because of a decline in their production requirements or because the contracts expire or are terminated for convenience, we will need to attract new customers or win new business with existing customers, or our results of operations and financial condition as well as the value of the awarded business will be adversely affected.

We are currently dependent on a single manufacturing facility. Any significant disruption to this facility or the failure of any one of our three production lines in this facility to operate according to our expectation could have a material adverse effect on our business and results of operations.

We are building a second manufacturing facility in Bulloch County, Georgia. We expect to start up the second aerogel plant in the first-half of 2024. Until such time, we are reliant on the three production lines in a single manufacturing facility located in East Providence, Rhode Island to meet our customers’ demands, including our automotive OEM customers’ demands. Our ability to meet the demands of our customers depends on efficient, proper and uninterrupted operations at this manufacturing facility and the timely construction and operation of our second manufacturing facility. Currently, our second planned manufacturing facility is not expected to have the ability to manufacture the type of aerogel products that we sell to customers in our energy industrial and sustainable insulation materials business. To manufacture products needed for these customers, we would need to install additional equipment at our planned second manufacturing facility, which is not contemplated at this time. Accordingly, in the event of a significant disruption to our sole manufacturing facility or breakdown of any of the production lines, we currently do not expect that we would have sufficient inventory in stock to meet demand until the production lines return to operation. Furthermore, until such time as our second manufacturing facility in Bulloch County, Georgia is operational and we achieve our expected maximum capacity at the plant, if ever, meeting the expected demand for our thermal barrier product from our automotive OEM customers may result in us not having sufficient manufacturing capacity to meet all the demand from customers in our energy industrial and sustainable insulation materials business, which could adversely impact our business and results of operations.

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

While we entered into a three-year contract to secure exclusive supply of certain silanes from Silbond Corporation, most of our raw materials are procured through individual purchase orders or short-term contracts and not through long-term contracts that ensure a fixed price or guaranteed supply for an extended period. This procurement strategy may not support sustained long-term supply chain stability. Fluctuations in the prices of these raw materials could have a material adverse effect on our results of operations. Our suppliers also seek alternative uses for our raw materials at higher price points. Such competitive uses for our raw materials create material price and availability risks to our business. In addition, our ability to pass increases in raw material prices on to our customers is limited due to competitive pricing pressure and the time lag between the increase in costs and the implementation of related price increases.

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

We are also projecting significant revenue growth associated with the expected demand for PyroThin thermal barriers in the electric vehicle market. To keep pace with this anticipated growth, we are expanding our manufacturing capacity by constructing a second aerogel plant in Bulloch County, Georgia and an automated fabrication operation in Mexico. We are also planning to expand the supply of raw materials available to us by securing commitments to expand supply from existing raw material suppliers, by identifying and qualifying additional suppliers of critical raw materials, and by potentially investing in the assets and hiring the personnel required to produce certain critical raw materials directly in our second aerogel plant. However, our efforts to expand the supply of raw materials may not be successful or could lead to significant increase in our raw material costs. Any such failure or increase in raw material costs would have a material adverse effect on our ability to increase our sales or to achieve profitability.

In light of the increased demand for many of our raw materials, we have expanded our supplier base beyond North America, to Europe and Asia, and specifically to China. We do not have considerable experience managing issues arising out of this globalized supply chain and these risks are significantly magnified during current global supply chain disturbances. If such disturbances persist and manifest in different forms, they present additional substantial operational difficulties that would have a material adverse effect on our ability to meet our customer demands or fulfill our contractual obligations to our customers.

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

From time to time, we have underutilized our manufacturing lines. This excess capacity means we incur increased fixed costs in our products relative to the net revenue we generate, which could have an adverse effect on our results of operations, particularly during economic downturns. If we are unable to improve utilization levels for these manufacturing lines and correctly manage capacity, the increased expense levels will have an adverse effect on our business, financial condition and results of operations. In addition, we are constructing a fabrication facility in Mexico. Facilities located in Mexico or other countries are subject to a number of additional risks and uncertainties, including increasing labor costs, which may result from market demand or other factors, political, social and economic instability, difficulty in enforcing agreements, or unexpected changes in laws, regulations or policy. Additionally, our manufacturing activities in Mexico may also be adversely affected by political events, terrorist events and hostilities, complications due to natural, nuclear or other disasters or the spread of an infectious disease, virus or other widespread illness. For instance, the global spread of COVID-19, which originated in late 2019 and was later declared a pandemic by the World Health Organization in March 2020, caused certain governmental authorities worldwide to initiate “lock-down” orders for all non-essential activities, which at times, included extended shutdowns of businesses in the impacted regions. This or any further political or governmental developments or health concerns in Mexico could result in social, economic and labor instability. These uncertainties could have a material adverse effect on the continuity of our business and our results of operations and financial condition.

Existing free trade laws and regulations, such as the United States-Mexico-Canada Agreement, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of trade, and in particular increased trade restrictions, tariffs or taxes on imports from and exports to Mexico, where we intend to fabricate automotive parts from PyroThin products manufactured in the United States, could have a material adverse effect on our business and financial results.

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

Demand for a significant portion of our products and services in the energy industrial and sustainable insulation materials industry depends on the level of capital expenditure by companies in the energy industry, which depends, in part, on current and expected energy prices. Prices of oil and gas have been highly volatile in the past several years with oil prices reaching a high above $100 per barrel in mid-2014 to a low below $12 per barrel in early 2020, and in 2022, climbing to over $90 per barrel. The volatility in oil prices and declines in oil prices, which are often associated with unrelated world events, such as the recent tensions between Russia and Ukraine and political instability in Ukraine and other areas in the world, have resulted, from time to time, in a reduction in capital expenditures by many companies in the energy industry, and in particular by end-users of our products involved in the construction and expansion of offshore and onshore oil and gas production facilities. Sustained lower energy prices may also reduce our energy industrial and sustainable insulation materials end-users’ need to improve energy savings by using premium-priced insulation products like ours, thus reducing demand for our products and causing downward pressure on the pricing of our products. A sustained downturn in the capital expenditures of our energy industrial and sustainable insulation materials customers, whether due to periods of lower energy prices or a further decrease in the market price of oil and gas or otherwise, and including the perception that such a downturn might occur or continue, may delay capital projects, decrease demand for our products and cause downward pressure on the prices we charge for our products, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. Such downturns, including the perception that they might occur or continue, could have a significant negative impact on the market price of our common stock.

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

These customers’ expenditures have historically been cyclical in nature and vulnerable to economic downturns. In particular, profitability in the energy industry is highly sensitive to supply and demand cycles and commodity prices, which historically have been volatile; and our customers in this industry historically have tended to delay large capital projects, including expensive maintenance and upgrades, during industry downturns. Delays in customer projects may cause fluctuations in the timing or the amount of revenue earned and our results of operations in a particular period. Prolonged periods of little or no economic growth could decrease demand for oil and gas, which, in turn, could result in lower demand for our products and a negative impact on our results of operations and cash flows. This risk increases as we seek to increase the project-based revenue as a percentage of the total revenue. In addition, this cyclical demand and potential customer project delays may lead to significant shifts in our results of operations from quarter to quarter and from year to year, which limits our ability to make accurate long-term predictions about our future performance. We estimate that sales to end-user customers in the energy industry accounted for approximately 69% of our 2022 revenues and we expect that they will continue to account for a significant portion of our future revenues.

The market for insulation products incorporating aerogel blankets is relatively undeveloped and our products may never be widely adopted, which would have a material adverse effect on our business.

The market for insulation products utilizing aerogel blankets is relatively undeveloped. Accordingly, our future results of operations will depend in large part on our ability to gain market share of the global energy industrial and sustainable insulation materials markets as well as the EV industry. Our ability to gain market share in these markets is highly dependent on the acceptance of our products by large, well-established end-users, distributors, contractors, and OEMs. The insulation market has historically been slow to adopt new technologies and products. Most insulation types currently in use in the energy industrial and sustainable insulation materials markets were developed over 50 years ago. In addition, there is a tendency of end-users in some of our markets to opt for the lower short-term costs associated with traditional insulation materials. If we fail to educate existing and potential end-users, distributors, contractors, and OEMs of the benefits and value offered by our aerogel products, or if existing users of our products no longer rely on aerogel insulation for their insulation needs, our ability to sell our products and grow our revenue could be limited.

Our business strategy also includes the development of next generation products with the performance characteristics and price points required by markets outside of the energy industrial and sustainable insulation materials markets, including the electric vehicle market. These performance and price requirements can be more demanding than those we faced in energy industrial and sustainable insulation materials markets. In the event that we are unable to develop products that meet market needs, we may be unable to penetrate such markets. In addition, the development of innovative product and manufacturing methods requires the dedication of significant human, technical and financial resources, with no certainty of success or recovery of our related investment. As a result, we may be unable to grow our business in markets outside of the energy industrial and sustainable insulation materials markets, which could adversely affect our financial performance.

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

In the future, we anticipate receiving a large proportion of our revenue in the EV market, particularly from automotive OEM customers. Accordingly, our revenues may be adversely affected by decreases in any of their businesses or market share. For instance, the COVID-19 pandemic and the worldwide semiconductor shortage adversely impacted the automotive industry in 2022, 2021 and 2020, resulting in reduced vehicle production schedules and sales from historical levels. Such events in the future could adversely impact our financial condition, operating results and cash flows and could reduce the value of the awarded business and our revenue targets. Furthermore, because our customers typically have no obligation to purchase a specific quantity of parts, a decline in the production levels of any of our major customers, particularly with respect to EV models for which we become a significant supplier, could reduce our sales and thereby adversely affect our financial condition, operating results and cash flows and could reduce the value of the awarded business and our revenue targets.

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

In the electric vehicle market, we are seeking to engage with industry leaders to assist in the optimization of our proprietary and patented carbon aerogels to improve the performance and cost of lithium-ion batteries. We entered into an evaluation agreement with SKC Co., Ltd. to explore the potential use of Aspen’s silicon-rich carbon aerogel materials in the anode of lithium-ion batteries. We are also exploring silicon materials from various suppliers for use with our solutions. With the support of such third parties, we are seeking to focus our technical development and accelerate the potential commercialization of these carbon aerogel materials in the electric vehicle market.

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

For a significant portion of our revenues, we rely on sales to distributors who then sell our products to end-users in our target markets. Our success depends, in part, on our maintaining satisfactory relationships with these distributors and developing new relationships in new geographies. Our distributors require us to meet expectations of delivery, quality, and pricing of our products, at both the distribution channel level and at the level of the end-user of our products. If we fail to meet expected standards, our revenues would decline and this could materially adversely affect our business, results of operations, and financial condition. In addition, we have been unable at times to produce sufficient amounts of our products to meet demand from our distributors and customers and we may not be able to avoid capacity constraints in the future if demand exceeds our expectations or we fail to expand our capacity in our planned second manufacturing facility in Bulloch County, Georgia, in a timely manner. If we are unable to deliver our products within such short timeframes, we may be at risk of losing direct or end-user customers. Accordingly, shortfalls in sales could materially adversely affect our business and results of operations.

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

Our revenue may fluctuate from period to period due to a wide variety of factors. Since we rely on sales to a limited number of direct customers/distributors and end-user customers, changes in demand from one or more direct customers or end-users can significantly impact our revenue from period to period. In addition, the sales cycles for our products, including their qualification for use, are long and can result in unpredictability in our revenues. We expect to have an increasing percentage of our products sold for use in capital projects in the energy industrial market, which orders tend to be larger and more sporadic. This will further increase this unpredictability and the difficulty for us in forecasting quarterly or annual performance. Because of these factors, we have a limited basis on which to predict our quarterly revenue. Our profitability from period-to-period may also vary due to the mix of products that we sell in different periods. These factors may result in a high degree of variability in our results of operations and will make it difficult for us to accurately evaluate and forecast quarterly or annual performance and to plan based on our future outlook.

The results of our operations could be materially adversely affected if our operating expenses incurred do not correspond with the timing of our revenues.

Most of our operating expenses, such as manufacturing facility expenses, employee compensation and research expenses, are either relatively fixed in the short-term or incurred in advance of sales. In addition, our spending levels are based in part on our expectations regarding future revenues. As a result, if revenues for a particular quarter are below expectations, we may not be able to proportionately reduce operating expenses for that quarter. Our reliance on sales to a limited number of direct customers, distributors and end-user customers, the length of our sales cycles and the potentially increasing percentage of our products sold for use in capital projects each can cause sporadic demand for our products that would limit our ability to predict future sales. This limitation could result in our being unable to reduce spending quickly enough to compensate for reductions in sales and could therefore adversely affect our results of operations for any particular operating period. Additionally, as we pursue rapidly evolving opportunities in the electric vehicle market, we have been hiring and will continue to hire additional personnel and incur additional expenses as we seek to implement and increase our capabilities and production capacity. The costs associated with these measures are being and will continue to be incurred in advance of our anticipated revenue opportunities, which will negatively impact our results of operations and profitability in the near term.

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

A substantial portion of our sales are to destinations outside of the United States, including France, Norway, Thailand, Canada, Germany, Taiwan, Great Britain, Columbia, and South Korea. Total revenue generated from outside of the United States, based on our shipment destination, amounted to $66.4 million or 37% of total revenue, $54.8 million or 45% of total revenue and $55.4 million or 55% of total revenue, for the years ended December 31, 2022, 2021 and 2020, respectively. In addition, we constructed an automated fabrication facility in Mexico and commenced operations during 2022.

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

We operate on a global basis, with 37% of our product sales in 2022 made to destinations outside of the United States, including Canada, Mexico, Europe, United Kingdom, Asia, South America, and the Middle East. Our business operations and sales in countries outside of the United States are subject to anti-corruption, anti-bribery and anti-kickback laws and regulations, including restrictions imposed by the FCPA, as well as the United Kingdom Bribery Act of 2010, or UK Bribery Act. The FCPA, UK Bribery Act, and similar anti-corruption, anti-bribery and anti-kickback laws in other jurisdictions generally prohibit companies, their intermediaries and their agents from making improper payments to government officials or any other persons for the purpose of obtaining or retaining business. We operate and sell our products in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-corruption, anti-bribery and anti-kickback laws may conflict with local customs and practices. We train our employees concerning anti-corruption, anti-bribery, and anti-kickback laws and have policies in place that prohibit employees from making improper payments. We continue to implement internal controls and procedures designed to ensure that we comply with anti-corruption, anti-bribery, and anti-kickback laws, rules and regulations and mitigate and protect against corruption risks. We cannot provide assurance that our internal controls and procedures will protect us from reckless, criminal or other acts committed by our employees or third-parties with whom we work. If we are found to be liable for violations of the FCPA or similar anti-corruption, anti-bribery, and anti-kickback laws in international jurisdictions, either due to our own acts or out of inadvertence, or due to the acts or inadvertence of others, we could suffer criminal or civil fines or penalties or other repercussions, including reputational harm, which could have a material adverse effect on our business, results of operations, and financial condition.

A failure to comply with export control or economic sanctions laws and regulations could have a material adverse impact on our business, results of operations or financial condition. We may be unable to ensure that our distributors comply with applicable sanctions and export control laws.

We operate on a global basis, with 37% of our product sales in 2022 made to destinations outside of the United States, including Canada, Mexico, Europe, Asia, South America and the Middle East. We face several risks inherent in conducting business internationally, including compliance with applicable economic sanctions laws and regulations, such as laws and regulations administered by OFAC, the United States Department of State and the United States Department of Commerce. We must also comply with all applicable export control laws and regulations of the United States and other countries. Violations of these laws or regulations could result in significant additional sanctions including criminal or civil fines or penalties, more onerous compliance requirements, more extensive debarments from export privileges or loss of authorizations needed to conduct aspects of our international business.

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

A substantial majority of our revenue is generated from sales to a limited number of direct customers, including distributors, contractors, OEMs, partners and end-user customers. For the years ended December 31, 2022, 2021 and 2020, total revenue from our top ten direct customers represented 72%, 68%, and 66% of our revenues, respectively. General Motors, LLC and Distribution International, Inc. represented 25% and 22% of our total revenue in 2022; Distribution International, Inc. represented 28% of our total revenue in 2021; Distribution International, Inc. and SPCC Joint Venture represented 21% and 15% of our total revenue in 2020. Although the composition of our significant distributors, contractors, OEMs, partners and end-user customers will vary from period to period, we expect that most of our revenues will continue, for the foreseeable future, to come from sales to a relatively small number of direct customers. In addition, we understand from our direct customers that a substantial majority of their sales of our products are to a small number of end-user customers.

Our direct customer concentration also creates accounts receivable concentrations and related risks. As of December 31, 2022, General Motors, LLC and Distribution International, Inc. accounted for 44% and 10% of our accounts receivable, respectively.

A substantial amount of our expected sales in the EV market in 2023 are expected to be to a single customer. The substantial majority of our sales to distributors are transacted on a purchase order basis. The contracts we enter into with our direct customers generally do not include long-term commitments or minimum volumes that ensure future sales of our products. In addition, we understand that our direct customers’ contracts with end-user customers also generally do not include such commitments or minimums. Consequently, our results of operations may fluctuate significantly from period-to-period based on the actions of one or more significant direct customers or end-user customers.

A direct customer may take actions that affect us for reasons that we cannot anticipate or control, such as reasons related to an end-user customer’s financial condition, contractual arrangements with end-user customers, changes in business strategy or operations, the introduction of alternative competing products, or as the result of the perceived quality or cost-effectiveness of our products. Our agreements with these direct customers may be canceled if we fail to meet certain product specifications or materially breach the agreement or for other reasons outside of our control. In addition, our direct customers may seek to renegotiate the terms of current agreements upon maturity or renewal. The loss of, or a reduction in sales or anticipated sales to, one or more of our significant direct customers or end-user customers or several of our smaller direct customers or end-user customers could have a material adverse effect on our business, financial condition, and results of operations.

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

The design, development, production and sale of our products involve an inherent risk of product liability claims and associated adverse publicity. We seek to lower our manufacturing costs, while maintaining appropriate performance characteristics, and to improve the per square foot costs of our silica aerogel blankets by optimizing our formulations to reduce material costs. If our products do not function as represented as a result of such changes in formulations, we may face warranty claims on our products. In addition, we may be named directly in product liability suits relating to our products, even for defects resulting from errors of our distributors, contractors, OEMs, partners, or end-user customers. These claims could be brought by various parties, including distributors, contractors, OEMs, partners, and other direct end-user customers who are purchasing products directly from us, or end-user customers who purchase our products from our distributors. We could also be named as co-parties in product liability suits that are brought against the distributors, contractors, OEMs, partners, and end-user customers. Our products are often installed in our end-user customers’ complex and capital-intensive facilities in inherently hazardous or dangerous environments, including in the energy, petrochemical, and power generation industries, where the potential liability from risk of loss could be substantial. The failure of our products to perform to customer expectations, whether or not because of improper installation, could give rise to warranty claims against us. We take steps to educate our distributors, contractors, OEMs, partners, and end-user customers about the proper installation procedures to mitigate the risk of an uncontrolled burn-in for very high temperature applications of Pyrogel XT and XTE. However, installation of our products is handled by third parties over whom we have no control and errors or defects in their installation may also give rise to claims against us, diminish our brand, or divert our resources from other purposes. Any of these claims, even if without merit, could result in costly litigation or divert management’s attention and resources. In addition, many of our products are integrated into the final products of our customers. The integration of our products may entail the risk of product liability or warranty claims based on malfunctions or hazards from both our products and the final products of our customers.

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

During 2014, we performed analyses pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, as well as similar state provisions, in order to determine whether any limitations might exist on the utilization of net operating losses and other tax attributes. Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards attributable to the period prior to such change. Based on these analyses, we determined that it is more likely than not that an ownership change occurred on June 18, 2014 upon the closing of our IPO, resulting in an annual limitation on the use of our net operating losses and other tax attributes as of such date. As a result, our prior net operating losses were limited to $155.2 million, including built-in gains of $42.0 million at the date of that ownership change. The use of our net operating loss carryforwards may be restricted further in the event of any changes in our ownership, including with respect to the 2022 Offering, consummation of our underwritten public offering in November 2022 and potential conversion of the convertible notes issued in 2022.

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

We may be adversely affected by the effects of inflation.

Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience, cost increases. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred.

The impact of the Russian invasion of Ukraine on the global economy, energy supplies and raw materials is uncertain, but may prove to negatively impact our business and operations.

The short and long-term implications of Russia’s invasion of Ukraine are difficult to predict at this time. We continue to monitor any adverse impact that the outbreak of war in Ukraine and the subsequent institution of sanctions against Russia by the United States and several European and Asian countries may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and customers. For example, a prolonged conflict may result in challenges associated with timely receipt of customer payments and banking transactions, increased inflation, escalating energy prices and constrained availability, and thus increasing costs, of raw materials. We will continue to monitor this fluid situation and develop contingency plans as necessary to address any disruptions to our business operations as they develop. To the extent the war in Ukraine may adversely affect our business as discussed herein, it may also have the effect of heightening many of the other risks described herein. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; our ability to maintain or increase our product prices; disruptions in global supply chains; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets, any of which could negatively affect our business and financial condition.

Risks Related to Our Intellectual Property

Our inability to protect our intellectual property rights could negatively affect our business and results of operations.

Our ability to compete effectively depends in part upon developing, maintaining and/or protecting intellectual property rights relevant to our aerogel product forms, applications, manufacturing technologies, and brand names. We rely principally on a combination of patent protection, trade secret laws, confidentiality and nondisclosure agreements, trademark registrations, common law rights, and licensing arrangements to establish and protect the intellectual property rights relevant to our business. However, these measures may not be adequate in every given case to permit us to gain or keep any competitive advantage, particularly in those countries where the laws do not protect our proprietary rights as fully as or where the enforcement tools are weaker or less effective than those in the United States. In particular, since aerogels were developed approximately 80 years ago, there has been a wide range of research, development and publication related to aerogels, which makes it difficult to establish intellectual property rights to many key elements of aerogel technology and to obtain patent protection. Accordingly, much of the general technology that we use in our manufacture of aerogel blankets is not protected by patents. As a result, we may be unable to meaningfully protect against third-party products incorporating aerogel blankets or compositions.

Where we consider it appropriate, our strategy is to seek patent protection in the United States and other countries on technologies used in or relating to our aerogel product forms, applications and manufacturing technologies. As of December 31, 2022, we had 59 issued U.S. patents and 196 issued foreign patents. The issuance of a patent is not conclusive as to its scope, validity or enforceability. Thus, any patent held by us or to be issued to us from a pending patent application, could be challenged, invalidated or held unenforceable in litigation or proceedings before the USPTO and/or other patent tribunals in the United States or in foreign jurisdictions. Third parties could develop technologies that circumvent the patent protection we have secured. No consistent policy regarding the breadth of patent claims has emerged to date in the United States and the landscape could become more uncertain in view of future rule changes by the USPTO, the introduction of patent reform legislation and decisions in patent law cases by the federal courts including the United States Supreme Court.

The patent landscape outside of the United States is even less predictable. As a result, the validity and enforceability of patents cannot be predicted with certainty. For example, we are aware of competitors that manufacture and market aerogel insulation products in China, where it may be difficult for us to enforce our intellectual property rights against these or other competitors.

In 2021, we initiated a patent infringement action against AMA S.p.A. and AMA Composites S.r.l. (collectively, AMA) at the Court of Genoa, Italy. Further details of this action are set forth in this filing, as well as in our prior Annual Reports on Form 10-K and in other filings. The patent infringement proceedings are ongoing.

•
On June 17, 2020, Nano Tech Co., Ltd. filed an opposition to a recently issued Aspen Patent EP3120983B1, titled “Continuous Sheet of Gel Materials and Continuous Sheet of Aerogel”(983 Patent). On December 22, 2021, based on the oral hearing conducted on November 12, 2021, opposition division of EPO found the amended claims of 983 Patent to be valid. On May 3, 2022, the decision of the opposition division of the EPO became final. On July 29, 2022, the opposition proceedings were terminated and on August 4, 2022 the EPO issued a decision maintaining the patent as amended.

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

Our contracts with third parties could negatively affect our intellectual property rights.

To further our product development efforts, our scientists and engineers work closely with customers and other third parties to research and develop advancements in aerogel product forms, applications, and manufacturing technologies. We have entered into agreements with private third parties to independently or jointly research, design, and develop new devices and systems that incorporate aerogel material. In some instances, the research and development activities that we conduct under contract with private third parties may produce intellectual property to which we may not have ownership or exclusive rights and will be unable to protect or monetize.

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

We are subject to data protection laws and regulations that address privacy and data security. The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws govern the collection, use, disclosure and protection of health-related and other personal information. Failure to comply with data protection laws and regulations could result in government enforcement actions, which could include civil or criminal penalties, private litigation and/or adverse publicity and could negatively affect our operating results and business. For example, in January of 2020, the California Consumer Privacy Act, or CCPA, went into effect, which marked the first U.S. state to adopt comprehensive privacy legislation. The CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for California residents, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The CCPA has also been substantially amended by a voter-approved ballot initiative called the California Privacy Rights Act, or CPRA. The CPRA, which took full effect in January of 2023, significantly modifies the CCPA, potentially resulting in further uncertainty, additional costs and expenses in an effort to comply and additional potential for harm and liability for failure to comply. Among other things, the CPRA established a new regulatory authority, the California Privacy Protection Agency, which is tasked with enacting new regulations under the CPRA and will have expensed enforcement authority. In addition, since 2021, Virginia, Colorado, Connecticut and Utah all enacted new data privacy laws which will take effect in 2023 that have similarities to the CCPA and CPRA, but also have significant differences from the California laws, and from each other, creating compliance challenges across different jurisdictions. Other states, including Massachusetts, are considering expansive data privacy laws.

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

We are also subject to evolving EU laws on data export, because we transfer data outside the EU to ourselves or third parties. The GDPR only permits exports of data outside the EU where there is a suitable data transfer solution in place to safeguard personal data (e.g. the EU Commission approved Standard Contractual Clauses). On July 16, 2020, the Court of Justice of the EU (CJEU) issued a landmark opinion in the case of Maximilian Schrems vs. Facebook (Case C-311/18) (Schrems II). This decision calls into question certain data transfer mechanisms as between the EU member states and the US. The CJEU is the highest court in Europe and the Schrems II decision heightens the burden on data importers to assess the impact of U.S. national security laws on their business. Future actions which may be initiated by EU data protection authorities are difficult to predict at this time. Consequently, there is some risk of any data transfers from the EU being halted. If we have to rely on third parties to carry out services for us, including processing personal data on our behalf, we are required under GDPR to enter into contractual arrangements to help ensure that these third parties only process such data according to our instructions and have sufficient security measures in place. Any security breach or non-compliance with our contractual terms or breach of applicable law by such third parties could result in enforcement actions, litigation, fines and penalties or adverse publicity and could cause customers to lose trust in us, which would have an adverse impact on our reputation and business. Any contractual arrangements requiring the processing of personal data from the EU to us in the United States will require greater scrutiny and assessments as required under Schrems II and may have an adverse impact on cross-border transfers of personal data, or increase costs of compliance. The GDPR provides an enforcement authority to impose large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater.

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

As a public company we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The New York Stock Exchange and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming. We are subject to the reporting requirements of the Exchange Act that require us to file, among other things, quarterly reports on Form 10-Q and annual reports on Form 10-K. Under Section 302 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as a part of each of these reports, our chief executive officer and chief financial officer are required to evaluate and report their conclusions regarding the effectiveness of our disclosure controls and procedures and to certify that they have done so. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Under Section 404 of the Sarbanes-Oxley Act, we have included a report of management on our internal control over financial reporting in our Form 10-K for our fiscal year ended December 31, 2022. In addition, the independent registered public accounting firm auditing our financial statements is required to attest to and report on the effectiveness of our internal control over financial reporting for the year ended December 31, 2022 and subsequent years. The process of documenting our internal controls and complying with Section 404 is expensive and time consuming, and requires significant attention of management.

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

Pursuant to Section 404a of the Sarbanes-Oxley Act, we have furnished a report by management on the effectiveness of our internal control over financial reporting for the fiscal year ended December 31, 2022 and will continue to do so in each year thereafter. This assessment is required to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting for the year ended December 31, 2022 and subsequent years.

We continue to assess our system of internal controls over financial reporting and successfully completed documentation necessary to perform the annual evaluation required to comply with Section 404. In future periods, we may discover, and not be able to remediate timely, significant deficiencies or material weaknesses. During the evaluation and testing process in 2021, we did not identify any material weaknesses in our internal controls over financial reporting. During the year ended December 31, 2022 management performed assessments of our recently implemented enterprise resource planning ("ERP") system, including an analysis to determine if the access and privileges granted to users were appropriately segregated. As a result of these assessments, we identified the following control deficiencies: (i) we did not design and implement effective user access controls to adequately restrict user access and the ability to modify financial data within the ERP system; and (2) we did not design and implement effective change management controls to monitor the appropriateness of changes made to the configurations of automated controls during the implementation period and the initial launch support. These control deficiencies did not result in a known misstatement of our interim financial statements. However, these control deficiencies could have resulted in material misstatements in our interim financial statements and disclosures, which then may not have been prevented or detected. Therefore, management has concluded that these control deficiencies in aggregate constituted a material weakness in our control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In order to remediate the identified control deficiencies and enhance our internal control, during the year ended December 31, 2022 we adjusted accesses and privileges to provide for appropriate segregation of duties in the performance of internal controls over financial reporting. We also designed and implemented monitoring controls to detect changes within the system which would impact financial reporting. As a result of these steps, management concluded that the material weakness was remediated as of December 31, 2022.

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

Since our initial listing on The New York Stock Exchange on June 13, 2014, the trading market in our common stock has been limited and substantially less liquid than the average trading market for companies listed on The New York Stock Exchange. The listing of our common stock on The New York Stock Exchange does not assure that a meaningful, consistent and liquid trading market currently exists or will exist in the future. We cannot predict whether a more active market for our common stock will develop in the future. An absence of an active trading market could adversely affect our stockholders’ ability to sell our common stock at current market prices in short time periods, or possibly at all. An inactive market may also impair our ability to raise capital by selling our common stock and may impair our ability to acquire other companies, products or technologies by using our common stock as consideration. Additionally, analyst coverage of our common stock may be limited and such lack of coverage may have a depressive effect on the market price for our common stock. As of December 31, 2022, approximately 25.63% of our outstanding shares of common stock were held by our executive officers, directors, principal stockholders and their respective affiliates, which may adversely affect the liquidity of the trading market for our common stock, in as much as federal securities laws restrict sales of our shares by these stockholders. If our affiliates continue to hold their shares of common stock, there will be a more limited trading volume in our common stock, which may make it more difficult for investors to sell their shares or increase the volatility of our stock price.

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
•
announcements or speculation regarding the activities or plans of our automotive OEM customers and the perceived impact on their demand for our products;
•
announcements of technological innovations relating to aerogels, thermal management and energy industrial insulation;
•
results of operations or projections that vary from the expectations of securities analysts and investors;
•
the periodic nature of our sales cycles, in particular for capital projects in the energy industrial market;
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

As of December 31, 2022, our executive officers, directors and principal stockholders and their affiliates collectively controlled approximately 25.63% of our outstanding shares of common stock. As a result, these stockholders, if they act together, may be able to control the management and affairs of our company and certain matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

In addition to the private placement of our common stock we completed on June 30, 2021 resulting in the issuance of 3,462,124 additional shares of our common stock, the ATM offerings, the February 18, 2022 issuance of convertible notes with a principal amount of $100.0 million that, along with any accrued principal-in-kind interest, are convertible into shares of our common stock, our March 2022 issuance of 1,791,986 shares of common stock in a private placement and our issuance of 29,052,631 shares of common stock in an underwritten public offering in November 2022, we may offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock in order to raise additional capital in the future, particularly as we look to finance our planned second manufacturing facility in Bulloch County, Georgia. We cannot assure our shareholders that we will be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share our shareholders paid for our shares. Investors purchasing shares or other securities in the future could have rights, preferences or privileges senior to those of our shareholders and our shareholders may experience dilution. Our shareholders may incur additional dilution upon the exercise of any outstanding stock options or warrants, the issuance of shares of restricted stock, the vesting of restricted stock units, or the issuance, vesting or exercise of other equity awards.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “seek,” “may,” “plan,” “potential,” “predict,” “project,” “targets,” “likely,” “will,” “would,” “could,” “should,” “continue,” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our projections of the future that are subject to known and unknown risks and uncertainties and other factors that may cause our actual results, level of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. The description of our Business set forth in Item 1, the Risk Factors set forth in this Item 1A and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 as well as other sections in this report, discuss some of the factors that could contribute to these differences. These forward-looking statements include, among other things, statements about:

•
the expected future growth of the market for our aerogel products and our continued gain in market share, in particular in the electric vehicle market, the energy industrial insulation market, the lithium-ion battery thermal barrier markets, and other markets we target;
•
our beliefs about the competitive strengths and value propositions of our technology and our products and our ability to gain additional market share and enter into new markets based on those strengths;

•
our expectation that our investment in incremental manufacturing and operating expense will sustain long-term growth in our existing markets and develop new business opportunities;
•
our plans to continue to develop and optimize aerogel products for high-value applications within the sustainable insulation materials market and our plan to realize revenue from this market;
•
our plans and expectations to partner with industry leaders in the battery and EV market or such partnerships resulting in products and technologies or otherwise resulting in meaningful financial results;
•
our expectations about the size and timing of awarded business in the EV market, future revenues and profit margins, arising from our supply relationship and contract with automotive OEMs and our ability to win more business and increase revenue in the EV market;
•
our pursuit of high-value opportunities for our aerogel products within different segments of the EV market, the global insulation market, including the sustainable insulation materials market, and our plans to leverage our aerogel technology platform to develop innovative, aerogel enhanced products for applications in new markets;
•
our plans to focus additional resources to continue to grow our share of the EV market and the energy industrial insulation market;
•
the current or future trends in the energy, energy industrial, chemical and refinery, liquid natural gas, or LNG, sustainable insulation materials, EV thermal barrier, EV battery materials or other markets and the impact of these trends on our business;
•
our investments in the EV market and aerogel technology platform;
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
•
our plans to develop strategic partnerships to facilitate market penetration beyond the energy industrial and sustainable insulation materials market, as well as the expected goals and priorities of such strategic partnerships;
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
•
our belief that we can finance the construction and development of our second manufacturing facility in Statesboro, Georgia and continued productivity improvements to our second manufacturing facility and all related thermal assembly facilities and equipment and that we may obtain the required additional funding, which may include one or more equity, equity-linked or debt financings, in the future to complete these projects;
•
our expectations regarding the investment to open a second manufacturing facility in Georgia and the anticipated job creation as a result thereof;

•
the anticipated aerogel capacity expansion as a result of the planned second manufacturing facility in Georgia and the expected commencement of production;
•
our belief that our end-use customers will continue to invest in major energy industrial projects;
•
our expectation that we will continue to sell our products in the sustainable insulation materials and other end markets;
•
our expectations that our work with partners will accelerate the commercialization of these carbon aerogel anode materials in the EV market;
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
•
our belief that our products have the lowest cost on a fully-installed basis or offer significant life-cycle cost savings in energy industrial and certain other applications as compared to traditional insulation materials;
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
•
our expectations that the operating expenses will increase in both absolute dollars and as a percentage of revenue in 2023 but increase in absolute dollars and decrease as a percentage of revenue in the long term, our research and development expenses will increase in both absolute dollars and as a percentage of revenue in 2023 but increase in absolute dollars and decrease as a percentage of revenue in the long term, our sales and marketing expenses will increase in both absolute dollars and as a percentage of revenue in 2023 but increase in absolute dollars and decrease as a percentage of revenue in the long term, and our general and administrative expenses will increase in both absolute dollars and as a percentage of revenue in 2023 but increase in absolute dollars and decrease as a percentage of revenue in the long term;
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
•
our expectations about limitations of net operating losses;
•
our expectation of rising interest rates and operating costs;
•
rising inflation;

•
our expectation of starting up our planned second plant by the first-half of 2024 and our ability to do so at a cost consistent with our prior estimates;
•
our beliefs about our Mexico thermal barrier assembly facility and its timely operations, its ability to meet the demand, the growth in thermal barrier demand to match the assembly operation and vice versa; and
•
our ability to shift thermal barrier assembly operations from East Providence, Rhode Island to Mexico in a timely manner.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our corporate headquarters are located in Northborough, Massachusetts, where we occupy approximately 51,650 square feet under a lease expiring on December 31, 2031. We also own an approximately 148,000 square foot manufacturing facility in East Providence, Rhode Island. We lease additional spaces for research, administrative, and warehousing purposes in six locations in the United States under leases expiring between October 31, 2023 and April 30, 2034. The table below shows a summary of the square footage of these locations as of December 31, 2022:

Leased Properties by Location
(In square ft.)
East Providence, RI	215,783
Marlborough, MA	85,425
Northborough, MA	51,650
Pawtucket, RI	46,400
Statesboro, GA	2,300
Woonsocket, RI	30,000

Item 3. LEGAL PROCEEDINGS

Patent Enforcement Actions Initiated by Aspen

•
On January 28, 2021, a search order was executed and relevant evidence secured at the principal places of business of AMA S.p.A. and AMA Composites S.r.l. (collectively, AMA) in San Martino in Rio and Campogalliano, respectively, based on an ex-parte search order issued by the Court of Genoa, Italy at our request in connection with alleged infringement of the Italian part of our patents previously asserted successfully against Nano and Alison in Germany. The Court of Genoa subsequently held a hearing and confirmed the validity of the search order and its execution. While the search proceedings do not take a position on the infringement issues, we may use any evidence collected during the search proceedings to prove infringement. As a result, on May 3, 2021, we filed an infringement complaint, a writ of summons, as known in Italy, at the Court of Genoa alleging that AMA has infringed the Italian part of three European patents (same patents asserted in the German litigation) and a patent on composition of aerogel-based composites in connection with AMA’s resale of aerogel products supplied by Chinese companies and sale of any products derived therefrom. We are seeking monetary damages and preliminary injunction of AMA’s alleged infringing activities. We issued a press release on May 6, 2021 describing the patent enforcement action of May 3, 2021, or the Press Release. On June 7, 2021, AMA served us a copy of a request it previously filed with the Court of Genoa seeking an ex-parte preliminary injunction, or PI, against us alleging the Press Release constituted anti-competitive conduct and that it infringed AMA’s trademark rights. The service of the request followed the court’s prior denial of the ex-parte order and an order requiring AMA to serve the request on us. The court subsequently conducted an oral hearing on June 15, 2021. On June 24, 2021, the court denied AMA’s request for a PI, reasoning that our Press Release was factually accurate, was not misleading, distinguished facts from opinions and that it was neither anti-competitive nor did it infringe trademark rights of AMA. The Court also ordered AMA to pay certain of our legal fees. On July 5, 2021, AMA informed us that it has decided not to appeal the denial of June 24, 2021. We subsequently learned that AMA had also made a criminal complaint against our chief executive officer for defamation in connection with the Press Release. On December 31, 2021, the local prosecutor, after reviewing the underlying facts, rejected AMA’s arguments and requested the judge overseeing the matter to dismiss the complaint against our chief executive officer, which the judge did in April 2022. In November 2022, we learned that AMA had filed a second criminal complaint in a different jurisdiction in Italy. The second criminal complaint contains the same allegations based on the same underlying facts as the first, however; the judge in this jurisdiction has ordered the local prosecutor to carry out additional investigations and to identify the address of our chief executive officer for service. As with the first complaint, we believe this complaint is without merit and intend to seek the same disposition of the matter in this second jurisdiction as was achieved in the first jurisdiction. In response to our infringement complaint, AMA has also added as a counter-claim in connection with its claims regarding the Press Release, those same claims that it previously sought a preliminary injunction, which was denied by the court. On April 15, 2022, the judge in the infringement case appointed two technical experts to provide a technical assessment of validity and infringement. As of December 31, 2022, we and AMA have each filed the first technical briefs to the experts detailing our positions on validity and infringement. The patent infringement proceedings are ongoing.

Other Litigation Matters

In October 2022, we were served with a summons from Aerogels Poland Nanotechnology LLC (“APN”), a former distributor of our products in Poland with whom we previously terminated our distribution agreements because of APN’s failure to pay amounts due to us. The summons asserts causes of action for declaratory judgment, breach of contract, breach of implied contract, equitable estoppel and fraud, and states that plaintiffs will seek declaratory judgment, actual and liquidated damages in the sum of $20 million, in addition to attorneys’ fees. We were not served with any complaint at the time the summons was served. In December 2022, we filed a notice of appearance in New York County Supreme Court and a demand upon plaintiffs to file and serve a complaint. In March 2023, plaintiffs filed a complaint asserting various causes of action consistent with those set forth in the October 2022 summons, and a demand for monetary damages and other relief in excess of $16 million. Aspen intends to vigorously defend this matter.

Due to their nature, it is difficult to predict the outcome or the costs involved in any litigation or administrative proceedings, including any appeals process. Furthermore, the counterparties in these proceedings may have significant resources and interest to litigate and therefore, these litigation matters could be protracted and may ultimately involve significant legal expenses.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

Our common stock is trading on The New York Stock Exchange, or NYSE, under the symbol “ASPN.” As of March 15, 2023, there were approximately 41 stockholders of record of our common stock.

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

Comparison of Cumulative Total Return

Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities. Not applicable.

(b) Use of Proceeds from Initial Public Offering of Common Stock. Not applicable.

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers. We did not repurchase any of our equity securities during the year ended December 31, 2022.

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto included in this Annual Report on Form 10-K. In addition to historical information, some of the information contained in the following discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking information that involves risks, uncertainties and assumptions. You should read the Risk Factors set forth in Item 1A of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our actual results and the timing of events could differ materially from those anticipated by these forward looking statements.

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

Energy Industrial

We design, develop and manufacture innovative, high-performance aerogel insulation used primarily in the energy industrial and sustainable insulation materials markets. We believe our aerogel blankets deliver the best thermal performance of any widely used insulation product available on the market today and provide a combination of performance attributes unmatched by traditional insulation materials. Our end-user customers select our products where thermal performance is critical and to save money, improve resource efficiency, enhance sustainability, preserve operating assets and protect workers. Our insulation is used by oil producers and the owners and operators of refineries, petrochemical plants, liquefied natural gas facilities, power generating assets and other energy industrial. Our Pyrogel® and Cryogel® product lines have undergone rigorous technical validation by industry leading end-users and achieved significant market adoption. Our Spaceloft® sustainable insulation materials are increasingly used by building owners to improve the energy efficiency and to enhance fire protection in buildings ranging from historic brownstones to modern high rises.

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

We have entered into production contracts with certain major OEMs, including General Motors LLC, or GM, to supply fabricated, multi-part thermal barriers for use in the battery system of its next-generation electric vehicles. Pursuant to the contracts with GM, we are obligated to supply the barriers at fixed annual prices and at volumes to be specified by the customer up to a daily maximum quantity through the term of the agreements, which expire at various times from 2026 through 2034. While GM has agreed to purchase its requirement for the barriers from us at locations to be designated from time to time, it has no obligation to purchase any minimum quantity of barriers under the contracts. In addition, GM may terminate the contracts any time and for any or no reason. All other terms of the contracts are generally consistent with GM’s standard purchase terms, including quality and warranty provisions customary in the automotive industry.

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

We had initially expected to build the second plant in two phases and had previously estimated a cost of approximately $575.0 million for the first phase and approximately $125.0 million for the second phase. However, we have refined our approach to revenue capacity planning and corresponding project milestones and are no longer taking a phased approach to the project. Instead, we are focused on achieving a target revenue capacity increase in connection with the second aerogel facility of over $1.2 billion, which was the originally contemplated target revenue capacity of the first and second phases. Additionally, as a result of cost inflation and supply chain challenges for this project, we reviewed the plans, schedule and scope of the project in order to manage these potential cost drivers with the aim of keeping our capital expenditures on the second plant as close as possible to our prior estimates while still seeking to achieve our original revenue capacity increases of over $1.2 billion. As a result of the review of the schedule and scope of the project, we are estimating a cost of approximately $710.0 million, which includes approximately $164.5 million that we have spent through December 31, 2022. Nonetheless, further cost inflation and/or supply chain disruptions, as well as potential changes in the scope of the facilities, could lead to increases to our prior estimates. While the currently planned facilities can accommodate additional equipment in the future to further increase revenue capacity, this is not currently in scope. We expect to start up the second aerogel plant in the first-half of 2024.

On February 17, 2022, we entered into an Inducement Agreement with the Development Authority of Bulloch County (the Development Authority), the City of Statesboro, Bulloch County, Georgia (collectively, Statesboro Entities). Pursuant to the Inducement Agreement, the Statesboro Entities will provide various incentives to induce us to invest at least $325.0 million in constructing and equipping our second manufacturing facility in Bulloch County, Georgia and to create at least 250 full-time jobs. Separately, and concurrently, the Company entered into a Memorandum of Understanding (the MOU) with the Georgia Department of Economic Development (the GDEcD). Pursuant to both the Inducement Agreement and the MOU, the Local Governmental Entities and the GDEcD will provide various incentives to induce the Company to invest at least $325.0 million in constructing and equipping a facility to produce aerogel-based products in Bulloch County, Georgia and to create at least 250 full-time jobs (the Project). We will also receive statutory incentives for economic development provided by the State of Georgia. Incentives afforded by the Statesboro Entities to us include, but are not limited to, property tax reductions and utility and site infrastructure improvements for the Project. Additionally, the Development Authority, with assistance from the GDEcD, will also apply for a grant, the proceeds of which shall be used by us for certain equipment in connection with the Project. The Development Authority will lease to us an approximately 90-acre property along with buildings and equipment to be built therein, for a term of five years, with an option to renew for an additional five years, in consideration for the payment of nominal rent, and grant to us an option to purchase the property upon the earlier of the expiration or termination of the lease at a nominal price.

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

Financial Summary

On November 5, 2020, we entered into a sales agreement for an at-the-market (“ATM”) offering program with B. Riley Securities as our sales agent. During the year ended December 31, 2021, we sold 929,981 shares of our common stock through the ATM offering program with B. Riley Securities and received net proceeds of $19.4 million. On March 16, 2022, we entered into a sales agreement for an ATM offering program with Cowen and Company, LLC and Piper Sandler & Co., as our sales agents, or the 2022 ATM offering program. During the year ended December 31, 2022, we sold 5,241,400 shares of our common stock through the 2022 ATM offering program and received net proceeds of $72.7 million.

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

On February 18, 2022, we sold and issued to an affiliate of Koch $100.0 million in aggregate principal amount of our Convertible Senior PIK Toggle Notes due 2027, or the Notes, pursuant to a note purchase agreement, dated as of February 15, 2022, by and between us and the affiliate of Koch. The Notes bear interest at the Secured Overnight Financing Rate, or SOFR, plus 5.50% per annum if interest is paid in cash, or the Cash Interest, or, if interest is paid in kind (through an increase in the principal amount of the outstanding Notes or through the issuance of additional Notes), at SOFR plus 6.50% per annum, or PIK Interest. Under the terms of the investment, SOFR has a floor of 1% and a cap of 3%. We can elect to make any interest payment through Cash Interest, PIK Interest or any combination thereof. Interest on the Notes is payable semi-annually in arrears on June 30 and December 30, commencing on June 30, 2022. It is expected that the Notes will mature on February 18, 2027, subject to earlier conversion, redemption or repurchase. On November 28, 2022, in connection with the Loan Agreement (described below) we entered into an amendment to the Notes, or the Convertible Note Amendment, to reduce the initial Conversion Price (as defined in the Notes) by $5.00 per share from $34.936625 per share to $29.936625 per share, by increasing the initial Conversion Rate (as defined in the Notes) from 28.623257 shares per $1,000 of Capitalized Principal Amount (as defined in the Notes) to 33.400100 shares per $1,000 of Capitalized Principal Amount under the Notes.

On November 28, 2022, our wholly owned subsidiary, Aspen Aerogels Georgia, LLC, or the Borrower, entered into a Loan Agreement, or the “Loan Agreement”, by and between (i) the Borrower, (ii) Aspen Aerogels, Inc. and (iii) Aspen Aerogels Rhode Island, LLC, a Rhode Island limited liability company, or Aspen RI, and, together with the Borrower and Aspen Aerogels, Inc., each, a Loan Party and collectively, the Loan Parties), as guarantors, and (iv) GM, as lender. The Borrower is required to use the proceeds of the Loan in connection with the construction and operation of our planned aerogel manufacturing facility in Bulloch County, Georgia. The Loan Agreement provides for a multi-draw senior secured term loan in an aggregate principal amount of up to $100.0 million, or the Loan, available to the Borrower to draw on a delayed draw basis after January 1, 2023 to September 30, 2023, subject to certain conditions precedent to funding. The interest rate on the Loan is equal to the term Secured Overnight Financing Rate published by CME Group Benchmark Administration Limited for a six-month interest period, or Term SOFR, plus 8.0% per year, subject to a term SOFR floor of 1.0%, or the Floor, with a maturity date of the earlier of (i) March 31, 2025 and (ii) 90 days prior to the maturity date of any other debt facility to which the Loan Parties may be a party (other than any revolving loan agreement), or the Maturity Date. At the Borrower’s election and prior to the issuance of a certificate of occupancy for the Plant, interest may be paid-in-kind at a rate equal to Term SOFR (subject to the Floor) plus 9.0% per year.

On November 29, 2022, we completed an underwritten public offering of 29,052,631 shares of our common stock at a public offering price of $9.50 per share. We received net proceeds of $267.5 million after deducting underwriting discounts and commissions of $8.1 million and offering expenses of approximately $0.5 million.

On November 28, 2022, we terminated the Amended and Restated Loan and Security Agreement, or the SVB Loan Agreement, with Silicon Valley Bank, or SVB. As of the date of termination, we had no amounts due or owed to SVB under the SVB Loan Agreement for any principal, interest, or other amounts, other than approximately $1.2 million in letters of credit that were issued under the SVB Loan Agreement and will be cash collateralized in connection with the termination of the SVB Loan Agreement.

On May 1, 2020, our wholly owned subsidiary, Aspen Aerogels Rhode Island, LLC, executed a note for an unsecured loan of $3.7 million, or PPP Loan, pursuant to the Paycheck Protection Program established by the CARES Act, as amended, and administered by the U.S. Small Business Administration, or the SBA. On August 24, 2021, the SBA remitted $3.7 million in principal and less than $0.1 million in accrued interest after approving the Borrower’s application for forgiveness of the PPP Loan under the provisions of the CARES Act. Accordingly, we recorded a total gain on the extinguishment of debt of $3.7 million during the year ended December 31, 2021.

Our revenue for the year ended December 31, 2022 was $180.3 million, which represented an increase of $58.7 million, or 48%, from the year ended December 31, 2021. Net loss for the year ended December 31, 2022 was $82.7 million and net loss per share was $2.10. Net loss for the year ended December 31, 2021, was $37.1 million and net loss per share was $1.22.

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

	Year Ended December 31,
	2022	2021	2020
	(Square feet in thousands)
Product shipments in square feet	32,589	34,557	28,635

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

The following table presents a reconciliation of net loss, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the years presented:

	Year Ended December 31,
	2022	2021	2020
	($ in thousands)
Net loss	$(82,738)	$(37,094)	$(21,809)
Depreciation and amortization	9,222	9,440	10,198
Stock-based compensation (1)	9,385	5,176	5,004
Gain on the extinguishment of debt	—	(3,734)	—
Interest expense, convertible note - related party	5,110	—	—
Interest income (expense), net	(1,617)	229	240
Adjusted EBITDA	$(60,638)	$(25,983)	$(6,367)

(1)
Represents non-cash stock-based compensation related to vesting and modifications of stock option grants, vesting of restricted stock units and vesting and modification of restricted common stock.

The following table presents a reconciliation of net loss, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the quarters presented:

	Three Months Ended				Three Months Ended
	2022				2021
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
	($ in thousands)
Net loss	$(19,484)	$(24,050)	$(29,595)	$(9,609)	$(6,250)	$(6,669)	$(7,822)	$(16,353)
Depreciation and amortization	2,129	2,032	2,531	2,530	2,638	2,104	2,114	2,584
Stock-based compensation (1)	1,828	2,295	2,590	2,672	976	1,070	1,554	1,576
Gain on the extinguishment of debt	—	—	—	—	—	—	(3,734)	—
Interest expense, convertible note - related party	819	1,550	1,734	1,007	—	—	—	—
Interest income (expense), net	41	(146)	(448)	(1,064)	75	55	58	41
Adjusted EBITDA	$(14,667)	$(18,319)	$(23,188)	$(4,464)	$(2,561)	$(3,440)	$(7,830)	$(12,152)

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

During 2022, we experienced strong volume growth in both our energy industrial and thermal barrier products. As a result, we experienced total revenue growth of 48% during the year. We significantly increased staffing and spending levels in support of growing demand for our thermal barrier business and our carbon aerogel battery material opportunity in coming years. We also increased staffing and spending to expand and defend our IP portfolio, and to enhance our general and administrative functions to manage the anticipated strong growth in our business. As a result, we experienced an increase in both net loss and Adjusted EBITDA during 2022 versus 2021.

We expect to maintain strong revenue growth during 2023 driven by a continued post-COVID recovery in the energy industrial market, accelerating demand in the electric vehicle market and continued market share gains in the sustainable insulation materials market. Our expectation to maintain strong revenue growth is based, in part, on our OEM customers’ production volume forecasts and targets as well as our expectation to successfully scale our manufacturing capabilities and address any potential supply chain issues to meet this expected demand. As a result, we expect to experience a decrease in both net loss and Adjusted EBITDA during 2023.

We also expect to incur significant capital expenditures and growing expenses during 2023, related to our planned second aerogel manufacturing facility to be located in Bulloch County, Georgia. We are estimating a cost of approximately $710.0 million for the construction of our second aerogel manufacturing facility, which includes approximately $164.5 million that we have spent through December 31, 2022. We expect to start up the second aerogel plant in the first-half of 2024.

At full capacity, we estimate the Georgia facility alone can produce thermal barriers for 4.4 million electric vehicles per year and support more than $1.2 billion in annual revenue. In the aggregate, we project our East Providence and Georgia plants will provide the capacity to support more than $1.6 billion in annual revenue with potential gross margins of 35%, EBITDA margins of 25% and free cash flow sufficient to fund future capacity expansions, including a third aerogel plant.

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

The following table sets forth the total revenue for the periods presented:

	Year Ended
	December 31,
	2022	2021	2020
	($ in thousands)
Revenue:
Energy industrial	$124,807	$114,958	$99,834
Thermal barrier	55,557	6,664	439
Total	$180,364	$121,622	$100,273

Energy industrial revenue accounted for 69%, 95%, and greater than 99% of total revenue the years ended December 31, 2022, 2021 and 2020, respectively. We experienced a 48% increase in total revenue during 2022 driven by the increase in our energy industrial business, particularly in Asia and North America, and continued growth in the electric vehicle market.

We project revenue growth during 2023 due to accelerating demand in the electric vehicle market and continued market share gains in the sustainable insulation materials market.

A substantial majority of our revenue is generated from a limited number of direct customers, including distributors, contractors, fabricators, partners and end-user customers. Our ten largest customers accounted for approximately 72% of our total revenue during the year ended December 31, 2022, and we expect that most of our revenue will continue to come from a relatively small number of customers for the foreseeable future.

In 2022, sales to GM and Distribution International, Inc. represented 25% and 22% of our total revenue, respectively. In 2021, sales to Distribution International, Inc. represented 28% of our total revenue. In 2020, sales to Distribution International, Inc. and SPCC Joint Venture represented 21% and 15% of our total revenue, respectively. For each of the noted periods, there were no other customers that represented 10% or more of our total revenues.

We conduct business across the globe and a substantial portion of our revenue is generated outside of the United States. Total revenue from outside of the United States, based on shipment destination, amounted to $66.4 million, or 37% of our total revenue,

$54.8 million, or 45% of our total revenue, and $55.4 million, or 55% of our total revenue, in the years ended December 31, 2022, 2021 and 2020, respectively.

Cost of Revenue

Cost of product revenue consists primarily of materials and manufacturing expense. Cost of product revenue is recorded when the related product revenue is recognized.

Material is our most significant component of cost of product revenue and includes fibrous batting, silica materials and additives. Material costs as a percentage of product revenue were 51%, 48% and 44% for the years ended December 31, 2022, 2021 and 2020, respectively. Material costs as a percentage of product revenue vary from product to product due to differences in average selling prices, material requirements, product thicknesses, and manufacturing yields. In addition, we provide warranties for our products and record the estimated cost within cost of revenue in the period that the related revenue is recorded or when we become aware that a potential warranty claim is probable and can be reasonably estimated. As a result of these factors, material costs as a percentage of product revenue will vary from period to period due to changes in the mix of aerogel products sold, the costs of our raw materials or the estimated cost of warranties. In addition, global supply chain disturbances, increased reliance on foreign materials procurement, industrial gas supply constraints, increases in the cost of our raw materials, and other factors may significantly impact our material costs and have a material impact on our operations. We expect that material costs will increase in absolute dollars during 2023 due to projected growth in product shipments, but decrease as a percentage of revenue due to projected increases in average selling prices, improved manufacturing, and fabrication yields and a favorable mix of products sold.

Manufacturing expense is also a significant component of cost of revenue. Manufacturing expense includes labor, utilities, maintenance expense, and depreciation on manufacturing assets. Manufacturing expense also includes stock-based compensation of manufacturing employees and shipping costs. Manufacturing expense as a percentage of product revenue was 46%, 44% and 42% for the years ended December 31, 2022, 2021 and 2020, respectively. We expect that manufacturing expense will increase in absolute dollars and decrease as a percentage of revenue during 2023. Manufacturing expense driven by increased staffing and spending levels in support of our thermal barrier business, including the start-up and operation of an automated fabrication facility in Monterrey, Mexico and the initial staffing and operational requirements of our planned second aerogel manufacturing facility in Bulloch County, Georgia.

During 2023, we expect that cost of product revenue will increase in absolute dollars due to projected volume growth and a planned increase in staffing and spending levels, but decrease as a percentage of product revenue due to projected increases in average selling prices, improved manufacturing and fabrication yields and a favorable mix of products sold.

Gross Profit

Our gross profit as a percentage of revenue is affected by a number of factors, including the volume of products produced and sold, the mix of products sold, average selling prices, our material and manufacturing costs, realized capacity utilization and the costs associated with expansions and start-up of production capacity. Accordingly, we expect our gross profit to vary significantly in absolute dollars and as a percentage of revenue from period to period. Gross profit as a percentage of total revenue was 3%, 8%, and 15% for the years ended December 31, 2022, 2021 and 2020, respectively.

During 2023, we expect gross profit to increase in both absolute dollars and as a percentage of total revenue due to the combination of a projected increase in total revenue combined with projected reduction in material costs as a percentage of total revenue, offset, in part, by a projected increase in manufacturing expense as a percentage of revenue.

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

During 2023, we expect to continue to hire additional personnel and incur additional operating expenses to support the anticipated multi-year growth in our PyroThin thermal barrier business. As a result, we expect that operating expenses will increase in absolute dollars, and remain consistent as a percentage of revenue during the year. In the longer term, we expect that operating expenses will increase in absolute dollars, but decrease as a percentage of revenue.

Research and Development Expenses

Research and development expenses consist primarily of expenses for personnel engaged in the development of next generation aerogel compositions, form factors and manufacturing technologies. These expenses also include testing services, prototype expenses, consulting services, trial formulations for new products, equipment depreciation, facilities costs and related overhead. We expense research and development costs as incurred. We expect to continue to devote substantial resources to the development of new aerogel technologies, including our carbon aerogel battery materials. We believe that these investments are necessary to maintain and improve our competitive position. We also expect to continue to invest in research and engineering personnel and the infrastructure required in support of their efforts. While we expect our research and development expenses will increase in absolute dollars but decrease as a percentage of revenue in the longer term, in 2023 we expect these expenses will increase in both absolute dollars and as a percentage of revenue.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs, incentive compensation, marketing programs, travel and related costs, consulting expenses and facilities related costs. We expect that sales and marketing expenses will increase in absolute dollars and remain consistent as a percentage of revenue during 2023 principally due to an increase in compensation associated with the addition of personnel in support of our PyroThin thermal barrier business. In the longer term, we expect that sales and marketing expenses will increase in absolute dollars but decrease as a percentage of revenue.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, legal expenses, consulting and professional services, audit fees, compliance with securities, corporate governance and related laws and regulations, investor relations and insurance premiums, including director and officer insurance. In addition, we expect our general and administrative expenses to increase as we add general and administrative personnel to support the anticipated growth of our business. We also expect that the patent enforcement actions, described in more detail under “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K, if protracted, could result in significant legal expense over the medium to long-term. While we expect that our general and administrative expenses will increase in absolute dollars but decrease as a percentage of revenue in the longer term, in 2023 we expect such expenses will increase in both absolute dollars and as a percentage of revenue.

Interest Expense, Convertible Note - Related Party

Interest expense, convertible note - related party is net of the capitalized interest related to the $100.0 million in aggregate principal amount of our Convertible Senior PIK Toggle Notes.

Interest Income (Expense), Net

For the years ended December 31, 2022, 2021, and 2020, interest expense, net consists of interest expense related to our revolving credit facility and in 2022, included interest earned on the cash balances invested in deposit accounts, money market accounts, and high-quality debt securities issued by the U.S. government.

Gain on Extinguishment of Debt

On May 1, 2020, our wholly-owned subsidiary, Aspen Aerogels Rhode Island, LLC, executed a note for an unsecured PPP loan of $3.7 million pursuant to the CARES Act. On August 24, 2021, the SBA remitted $3.7 million in principal and accrued interest to the noteholder after approving the Aspen Aerogels Rhode Island, LLC’s application for forgiveness of the PPP Loan. Accordingly, we recorded a total gain on the extinguishment of debt of $3.7 million during the year ended December 31, 2021.

Provision for Income Taxes

We have incurred net losses since inception and have not recorded benefit provisions for U.S. federal income taxes or state income taxes since the tax benefits of our net losses have been offset by valuation allowances due to the uncertainty associated with the utilization of net operating loss carryforwards.

At December 31, 2022, we had $348.0 million of net operating losses available to offset future federal income tax, if any, of which $194.6 million expire on various dates through December 31, 2037. Net operating losses of $153.4 million generated from 2018 through 2022 have an unlimited carryforward.

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Year Ended December 31,
	2022	2021	2020
	($ in thousands)

Revenue	$180,364	$121,622	$100,273
Cost of revenue	175,388	111,685	85,679
Gross (loss) profit	4,976	9,937	14,594
Operating expenses
Research and development	16,930	11,441	8,729
Sales and marketing	28,792	16,581	11,753
General and administrative	38,499	22,514	15,681
Total operating expenses	84,221	50,536	36,163
Loss from operations	(79,245)	(40,599)	(21,569)
Other income (expense)
Interest expense, convertible note - related party	(5,110)	—	—
Interest income (expense), net	1,617	(229)	(240)
Gain on extinguishment of debt	—	3,734	—
Total other income (expense)	(3,493)	3,505	(240)
Net loss	$(82,738)	$(37,094)	$(21,809)
Year ended December 31, 2022 compared to year ended December 31, 2021

The following tables set forth our results of operations for the periods presented:

	Year Ended December 31,				Year Ended December 31,
	2022	2021	$ Change	% Change	2022	2021
	($ in thousands)				(Percentage of total revenue)

Revenue	$180,364	$121,622	$58,742	48%	100%	100%
Cost of revenue	175,388	111,685	63,703	57%	97%	92%
Gross (loss) profit	4,976	9,937	(4,961)	(50)%	3%	8%
Operating expenses
Research and development	16,930	11,441	5,489	48%	9%	9%
Sales and marketing	28,792	16,581	12,211	74%	16%	14%
General and administrative	38,499	22,514	15,985	71%	21%	19%
Total operating expenses	84,221	50,536	33,685	67%	47%	42%
Loss from operations	(79,245)	(40,599)	(38,646)	95%	(44)%	(33)%
Other income (expense)
Interest expense, convertible note - related party	(5,110)	—	(5,110)	100%	(3)%	0%
Interest income (expense), net	1,617	(229)	1,846	(806)%	1%	0%
Gain on extinguishment of debt	—	3,734	(3,734)	100%	—%	3%
Total other income (expense)	(3,493)	3,505	(6,998)	(200)%	(2)%	3%
Net loss	$(82,738)	$(37,094)	$(45,644)	(123)%	(46)%	(30)%

Revenue

	Year Ended December 31,
	2022		2021		Change
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	($ in thousands)
Revenue:
Energy industrial	$124,807	69%	$114,958	95%	$9,849	9%
Thermal barrier	55,557	31%	6,664	5%	48,893	NM
Total revenue	$180,364	100%	$121,622	100%	$58,742	48%

The following chart sets forth energy industrial product shipments in square feet associated with recognized revenue, including revenue recognized over time utilizing the input method, for the periods presented:

	Year Ended December 31,		Change
	2022	2021	Amount	Percentage
Product shipments in square feet (in thousands)	32,589	34,557	(1,968)	(6)%

Total revenue increased $58.7 million, or 48%, to $180.3 million in 2022 from $121.6 million in 2021. The increase in total revenue was the result of increases in both energy industrial and thermal barrier revenue.

Energy industrial revenue increased by $9.8 million, or 9%, to $124.8 million in 2022 from $115.0 million in 2021. This increase was driven by a more favorable mix of product shipments in the global petrochemical and refinery markets, particularly in Asia and North America, project-based demand in the subsea market, offset, in part, by a decrease in maintenance-based demand in the global petrochemical and refinery markets in Europe.

Energy industrial revenue for the years ended December 31, 2022 and 2021, included $39.3 million and $34.1 million in sales to Distribution International, Inc., respectively. The average selling price per square foot of our products increased by $0.50, or 15%, to $3.83 per square foot for the year ended December 31, 2022, from $3.33 per square foot for the year ended December 31, 2021. This increase in average selling price principally reflected the impact of a change in the mix of products sold. This increase in average selling price had the effect of increasing product revenue by approximately $16.3 million for the year ended December 31, 2022.

In volume terms, product shipments decreased by 2.0 million square feet, or 6%, to 32.6 million square feet of aerogel products for the year ended December 31, 2022, as compared to 34.6 million square feet in the year ended December 31, 2021. The decrease in product volume had the effect of decreasing product revenue by approximately $6.6 million for the year ended December 31, 2022.

Thermal barrier revenue was $55.6 million for the year ended December 31, 2022, as compared to $6.7 million for the year ended December 31, 2021. Thermal barrier revenue for the year ended December 31, 2022 included $45.8 million to a major U.S. automotive OEM and $5.1 million to a major Asian automotive OEM.

Energy industrial revenue as a percentage of total revenue was 69% and 95% of total revenue in 2022 and in 2021, respectively. Thermal barrier revenue was 31% and 5% of total revenue in 2022 and in 2021, respectively.

We project revenue growth during 2023 due to a continued post-COVID recovery in the energy industrial market, accelerating demand in the electric vehicle market and continued market share gains in the sustainable insulation materials market.

Cost of Revenue

	Year Ended December 31,
	2022			2021			Change
		% of Related	% of Total		% of Related	% of Total
	Amount	Revenue	Revenue	Amount	Revenue	Revenue	Amount	Percentage
	($ in thousands)
Cost of revenue:
Energy industrial	$105,963	85%	59%	$100,472	87%	83%	$5,491	5%
Thermal barrier	69,425	125%	38%	11,213	NM	9%	58,212	NM
Total cost of revenue	$175,388	97%	97%	$111,685	92%	92%	$63,703	57%

Total cost of revenue increased $63.7 million, or 57%, to $175.4 million in 2022 from $111.7 million in 2021. The increase in total cost of revenue was the result of an increases in thermal barrier and energy industrial cost of revenue.

Energy industrial cost of revenue increased $5.5 million, or 5%, to $106.0 million from $100.5 million in the comparable period in 2021. The $5.5 million increase was the result of a $16.4 million increase in material costs, offset by a $10.9 million decrease in manufacturing and other operating costs from the comparable period in 2021.

Thermal barrier cost of revenue increased $58.2 million to $69.4 million as compared to $11.2 million in the comparable period in 2021. The $58.2 million increase was the result of a $17.0 million increase in material costs and a $41.2 million increase in manufacturing costs. The increase in material costs was the result of the increase in revenue volume from the comparable period in 2021. The increase in manufacturing was driven by increases in compensation and related costs of $11.7 million and other manufacturing and operating costs of $29.5 million.

During 2023, we expect that cost of revenue will increase in absolute dollars due to projected volume growth and a planned increase in staffing and spending levels to meet our expected revenue growth, but decrease as a percentage of revenue due to projected increases in average selling prices, improved manufacturing and fabrication yields and a favorable mix of products sold.

Gross Profit

	Year Ended December 31,
	2022		2021		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Gross profit:
Energy industrial	$18,844	15%	$14,486	13%	$4,358	30%
Thermal barrier	(13,868)	(25)%	(4,549)	NM	(9,319)	NM
Total gross (loss) profit	$4,976	3%	$9,937	8%	$(4,961)	(50)%

Gross profit decreased $4.9 million, or 50%, to $5.0 million in 2022 from $9.9 million in 2021. The decrease in gross profit was the result the $63.7 million increase in total cost of revenue, partially offset by the $58.7 million increase in total revenue. The increase in total cost of revenue was principally driven by the increase in overhead costs and additional resources to support our expected higher run-rate revenue in future periods for both our energy industrial and thermal barrier products.

During 2023, we expect gross profit to increase in both in absolute dollars and as a percentage of total revenue due principally to the projected increase in total revenue combined with a projected reduction in material costs as a percentage of total revenue, offset, in part, by a projected increase in manufacturing expense as a percentage of revenue.

Research and Development Expenses

	Year Ended December 31,				Change
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
Research and development expenses	$16,930	9%	$11,441	9%	$5,489	48%

Research and development expenses increased by $5.5 million, or 48%, to $16.9 million in 2022 from $11.4 million in 2021. The $5.5 million increase was the result of increases in compensation and related costs of $2.5 million, professional fees and materials costs of $1.1 million, equipment and lease costs of $0.9 million, depreciation expenses of $0.7 million and other research and development expenses of $0.3 million.

Research and development expenses as a percentage of total revenue was 9% during the years ended December 31, 2022 and 2021.

We expect that our research and development expenses will increase in absolute dollars and remain consistent as a percentage of revenue during 2023 in line with our decision to increase resources dedicated to the development of new aerogel products and technologies, including our carbon aerogel battery materials.

In the long-term, we expect to continue to increase investment in research and development in our efforts to enhance and expand our Aerogel Technology Platform. However, we expect that research and development expenses will decline as a percentage of total revenue in the long-term due to projected growth in product revenue.

Sales and Marketing Expenses

	Year Ended December 31,				Change
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
Sales and marketing expenses	$28,792	16%	$16,581	14%	$12,211	74%

Sales and marketing expenses increased by $12.2 million, or 74%, to $28.8 million in 2022 from $16.6 million in 2021. The increase was the result of increases in compensation and related costs of $7.2 million, operating material and supplies costs of $1.8 million, travel related costs of $1.6 million, marketing costs of $0.8 million and professional fees and other expenses of $0.8 million.

Sales and marketing expenses as a percentage of total revenue increased to 16% in 2022 from 14% in 2021 primarily due to elevated levels of compensation associated with an increase in sales and marketing personnel.

We expect sales and marketing expenses to increase in absolute dollars and decrease as a percentage of revenue during 2023, principally due to planned increases in staffing in support of our PyroThin thermal barrier business and a planned increase in marketing expense during the year.

In the long-term, we expect that sales and marketing expenses will continue to increase in absolute dollars as we continue to increase sales personnel and marketing efforts in support of expected growth in demand for our products, and we expect that sales and marketing expenses will decrease as a percentage of total revenue in the long-term due to projected growth in product revenue.

General and Administrative Expenses

	Year Ended December 31,				Change
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
General and administrative expenses	$38,499	21%	$22,514	19%	$15,985	71%

General and administrative expenses increased by $16.0 million, or 71%, to $38.5 million in 2022 from $22.5 million in 2021. The $16.0 million increase was the result of increases in compensation and related costs of $8.8 million, professional fees and other costs of $3.3 million, leasing and facility costs of $1.5 million, information technology related costs of $1.3 million and legal related costs of $1.1 million.

General and administrative expenses as a percentage of total revenue increased to 21% in 2022 from 19% in 2021 primarily due to increased expenditures associated with the growth in our human resource, finance, information technology and general management organizations in preparation for the anticipated growth in our business.

We expect general and administrative expenses to increase in both absolute dollars and as a percentage of revenue during 2023.

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

Interest Expense, net

	Year Ended December 31,				Change
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)

Interest expense:
Interest expense, related party	$(5,110)	(3)%	$—	0%	$(5,110)	NM
Interest income (expense), net	1,617	1%	(229)	(0)%	1,846	NM
Total interest expense, net	$(3,493)	(2)%	$(229)	(0)%	$(3,264)	NM

Interest expense, net increased by $3.3 million to $3.5 million in 2022 from $0.2 million in 2021. The $3.3 million increase was the result of interest relating to our Convertible Note. Interest expense, related party $5.1 million increase was the result of interest relating to our Convertible Note. Interest income, net increased by $1.8 million to $1.6 million in 2022 from $(0.2) million in 2021 due to higher cash balances throughout 2022, in addition to more favorable interest rates.

Year ended December 31, 2021 compared to year ended December 31, 2020

The following tables set forth our results of operations for the periods presented:

	Year Ended December 31,				Year Ended December 31,
	2021	2020	$ Change	% Change	2021	2020
	($ in thousands)				(Percentage of total revenue)
Revenue:
Product	$121,112	$99,834	$21,278	21%	100%	100%
Research services	510	439	71	16%	0%	0%
Total revenue	121,622	100,273	21,349	21%	100%	100%
Cost of revenue:
Product	111,552	85,545	26,007	30%	92%	85%
Research services	133	134	(1)	(1)%	0%	0%
Gross profit	9,937	14,594	(4,657)	(32)%	8%	15%
Operating expenses
Research and development	11,441	8,729	2,712	31%	9%	9%
Sales and marketing	16,581	11,753	4,828	41%	14%	12%
General and administrative	22,514	15,681	6,833	44%	19%	16%
Total operating expenses	50,536	36,163	14,373	40%	42%	36%
Loss from operations	(40,599)	(21,569)	(19,030)	88%	(33)%	(22)%
Interest expense, net	(229)	(240)	11	(5)%	(0)%	(0)%
Gain on extinguishment of debt	3,734	—	3,734	100%	3%	—
Total other income (expense)	3,505	(240)	3,745	1,560%	3%	(0)%
Net loss	$(37,094)	$(21,809)	$(15,285)	70%	(30)%	(22)%

Revenue

	Year Ended December 31,				Change
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
Revenue:
Product	$121,112	100%	$99,834	100%	$21,278	21%
Research services	510	0%	439	0%	71	16%
Total revenue	$121,622	100%	$100,273	100%	$21,349	21%

The following chart sets forth product shipments in square feet associated with recognized revenue, including revenue recognized over time utilizing the input method, for the periods presented:

	Year Ended December 31,		Change
	2021	2020	Amount	Percentage
Product shipments in square feet (in thousands)	34,557	28,635	5,922	21%

Total revenue increased $21.3 million, or 21%, to $121.6 million in 2021 from $100.3 million in 2020. The increase in total revenue was the result of increases in both product revenue and research services revenue.

Product revenue increased by $21.3 million, or 21%, to $121.1 million in 2021 from $99.8 million in 2020. This increase was driven by the increase in square feet shipped in our energy industrial business, particularly in North America, due to the beginning stages of a post-COVID recovery, initial revenues in the electric vehicle market, and continued market share gains in the sustainable insulation materials market.

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

Sales and marketing expenses as a percentage of total revenue increased to 14% in 2021 from 12% in 2020, primarily due to elevated levels of compensation associated with an increase in sales and marketing personnel.

We expect sales and marketing expenses to increase in both absolute dollars and as a percentage of revenue during 2022, principally due to planned increases in staffing in support of our PyroThin thermal barrier business and a planned increase in marketing expense during the year.

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

Our long-term financial projections anticipate revenue growth, increasing levels of gross profit, and improved cash flows from operations. To meet expected growth in demand for our aerogel products in the electric vehicle market, we are planning to expand our aerogel blanket capacity by constructing a second manufacturing plant in Bulloch County, Georgia, construction of which is currently in progress. We had initially expected to build the second plant in two phases and had previously estimated a cost of approximately $575.0 million for the first phase and approximately $125.0 million for the second phase. However, we have refined our approach to revenue capacity planning and corresponding project milestones and are no longer taking a phased approach to the project. Instead, we are focused on achieving a target revenue capacity increase in connection with the second aerogel facility of over $1.2 billion, which was the originally contemplated target revenue capacity of the first and second phases. Additionally, as a result of cost inflation and supply chain challenges for this project, we reviewed the plans, schedule and scope of the project in order to manage these potential cost drivers with the aim of keeping our capital expenditures on the second plant as close as possible to our prior estimates while still seeking to achieve our original revenue capacity increases of over $1.2 billion. As a result of the review of the schedule and scope of the project, we are estimating a cost of approximately $710.0 million, which includes approximately $164.5 million that we have spent through December 31, 2022. Nonetheless, further cost inflation and/or supply chain disruptions, as well as potential changes in the scope of the facilities, could lead to increases to our prior estimates. While the currently planned facilities can accommodate additional equipment in the future to further increase revenue capacity, this is not currently in scope. We expect to start up the second aerogel plant in the first-half of 2024.

We are also increasing our investment in the research and development of next-generation aerogel products and technologies. During 2023, we will continue to develop aerogel products and technologies for the electric vehicle market. We believe the commercial potential for our technology in the electric vehicle market is significant. To meet the anticipated revenue growth and take advantage of this market opportunity, we are adding personnel, incurring additional operating expenses, and planning to construct a carbon aerogel battery materials facility, among other items.

We have taken several actions during 2022 to increase the financial resources available to support current operating requirements and capital expenditures. During the year ended December 31, 2022, we sold 5,241,400 shares of our common stock through the 2022 ATM offering program and received net proceeds of $72.7 million. On November 29, 2022, we completed an underwritten public offering of 29,052,631 shares of our common stock at a public offering price of $9.50 per share. We received net proceeds of $267.5 million after deducting underwriting discounts and commissions of $8.1 million and offering expenses of approximately $0.5 million.

In February 2022, we sold and issued to an affiliate of Koch $100.0 million in aggregate principal amount of our Convertible Senior PIK Toggle Notes. In addition, in March 2022, pursuant to a securities purchase agreement dated February 15, 2022, we sold to an affiliate of Koch 1,791,986 shares of our common stock, at a price of $27.902 per share, for net proceeds of $49.9 million after deducting fees and offering expenses of $0.1 million.

We believe that our December 31, 2022 cash and cash equivalents balance of $281.3 million will be sufficient to support current operating requirements, current research and development activities and the initial capital expenditures required to support the evolving commercial opportunities in the electric vehicle market and other strategic business opportunities.

However, we plan to supplement our cash balance and available credit with equity financings, debt financings, customer prepayments or technology licensing fees to provide the additional capital necessary to purchase the capital equipment, construct the new facilities and complete the aerogel capacity expansions required to support our evolving commercial opportunities and strategic business initiatives. We also intend to enter into a new revolving credit facility. We believe that the consummation of equity financings could potentially result in an ownership change under Section 382 of the Internal Revenue Code. Such an ownership change would lead to the use of our net operating loss carryforwards being restricted. Our inability to use a substantial portion of our net operating loss carryforwards would result in a higher effective tax rate and adversely affect our financial condition and results of operations.

Primary Sources of Liquidity

Our principal sources of liquidity are currently our cash and cash equivalents. Cash and cash equivalents consist primarily of cash, money market accounts, and sweep accounts on deposit with banks. As of December 31, 2022, we had $281.3 million of cash and cash equivalents.

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

In February 2022, we sold and issued to an affiliate of Koch $100.0 million in aggregate principal amount of our Convertible Senior PIK Toggle Notes. In addition, in March 2022, pursuant to a securities purchase agreement dated February 15, 2022, we sold to an affiliate of Koch 1,791,986 shares of our common stock, at a price of $27.902 per share, for net proceeds of $49.9 million after deducting fees and offering expenses of $0.1 million.

On March 16, 2022, we entered into a sales agreement for an ATM offering program with Cowen and Company, LLC and Piper Sandler & Co., as our sales agents. During the year ended December 31, 2022, we sold 5,241,400 shares of our common stock through the 2022 ATM offering program and received net proceeds of $72.7 million.

On November 28, 2022, our wholly owned subsidiary, Aspen Aerogels Georgia, LLC, entered into a $100.0 million loan agreement with GM for which the proceeds to be used for the construction and operation of our planned aerogel manufacturing facility in Bulloch County, Georgia. The agreement allows for borrowings beginning in 2023.

On November 29, 2022, we completed an underwritten public offering of 29,052,631 shares of our common stock at a public offering price of $9.50 per share. We received net proceeds of $267.5 million after deducting underwriting discounts and commissions of $8.1 million and offering expenses of approximately $0.5 million.

See “Risk Factors - Risks Related to Our Business and Strategy - We will require significant additional capital to pursue our growth strategy, but we may not be able to obtain additional financing on acceptable terms or at all” in this Annual Report on Form 10-K for the year ended December 31, 2022.

Analysis of Cash Flow

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
	($ in thousands)
Net cash provided by (used in):
Operating activities	$(94,399)	$(18,628)	$(9,924)
Investing activities	(177,974)	(13,778)	(3,416)
Financing activities	478,370	92,474	26,203
Net increase in cash	205,997	60,068	12,863
Cash and cash equivalents, beginning of period	76,564	16,496	3,633
Cash and cash equivalents, end of period	$282,561	$76,564	$16,496

Operating Activities

During 2022, we used $94.4 million in net cash in operating activities, as compared to the use of $18.6 million in net cash during 2021, an increase in the use of cash of $75.8 million. This increase in the use of cash was the result of the increase in net loss adjusted for non-cash items of $31.6 million, and a decrease in cash provided by changes in working capital of $44.2 million.

During 2021, we used $18.6 million in net cash in operating activities, as compared to the use of $9.9 million in net cash during 2020, an increase in the use of cash of $8.7 million. This increase in the use of cash was the result of the increase in net loss adjusted for non-cash items of $19.4 million, and a decrease in cash provided by changes in working capital of $10.8 million.

Investing Activities

Net cash used in investing activities is for capital expenditures for machinery and equipment principally to improve the throughput, efficiency and capacity of our East Providence facility and engineering designs for the planned aerogel manufacturing facility in Bulloch County, Georgia. Net cash used in investing activities for 2022 and 2021 totaled $178.0 million and $13.8 million, respectively.

Financing Activities

Net cash provided by financing activities in 2022 totaled $478.4 million and consisted of $267.5 million of net proceeds from our underwritten public offering, $99.8 million in net proceeds from the issuance of convertible debt, $72.7 million of net proceeds from our 2022 ATM offering program, net proceeds from the private placement of common stock of $49.9 million, and proceeds from employee stock option exercises of $0.6 million, offset, in part, by $9.7 million for payments of a prepayment liability and $2.4 million for payments for employee tax withholdings associated with the vesting of restricted stock units.

Net cash provided by financing activities in 2021 totaled $92.5 million and consisted of $19.4 million of net proceeds from an ATM offering program with B. Riley Securities, net proceeds from the private placement of common stock of $73.5 million, and proceeds from employee stock option exercises of $2.3 million, offset, in part, by $2.7 million in cash used for payments for employee tax withholdings associated with the vesting of restricted stock units.

Capital Spending and Future Capital Requirements

We have made capital expenditures primarily to develop and expand our manufacturing capacity. Our capital expenditures totaled $178.0 million in 2022, $13.8 million in 2021 and $3.4 million in 2020. As of December 31, 2022, we had capital commitments of approximately $192.7 million, which included commitments for which we have entered into contracts as well as commitments authorized by our Board of Directors. These commitments relate to the enhancement of our existing production lines in our East Providence facility and the planned aerogel manufacturing facility in Bulloch County, Georgia and consist primarily of costs for equipment and construction.

We had initially expected to build the second plant in two phases and had previously estimated a cost of approximately $575.0 million for the first phase and approximately $125.0 million for the second phase. However, we have refined our approach to revenue capacity planning and corresponding project milestones and are no longer taking a phased approach to the project. Instead, we are focused on achieving a target revenue capacity increase in connection with the second aerogel facility of over $1.2 billion, which was the originally contemplated target revenue capacity of the first and second phases. Additionally, as a result of cost inflation and supply chain challenges for this project, we reviewed the plans, schedule and scope of the project in order to manage these potential cost drivers with the aim of keeping our capital expenditures on the second plant as close as possible to our prior estimates while still seeking to achieve our original revenue capacity increases of ovre $1.2 billion. As a result of the review of the schedule and scope of the project, we are estimating a cost of approximately $710.0 million, which includes approximately $164.5 million that we have spent through December 31, 2022.

We intend to fund capital expenditures related to the expansion of capacity of our existing manufacturing facility with our existing cash balance and anticipated cash flows from operations. We plan to fund the capital expenditures required to establish an automated thermal barrier fabrication operation, build a carbon aerogel battery materials facility, and to construct a new aerogel blanket manufacturing facility with additional equity financings, debt financings, customer prepayments, technology licensing fees or credit facilities.

Contractual Obligations and Commitments

Operating Leases

We lease office space for our corporate offices in Northborough, Massachusetts, which expires in 2031. We also lease additional facilities in East Providence, Rhode Island; Marlborough, Massachusetts; Monterrey, Mexico; and Pawtucket, Rhode Island for research, administrative, fabrication, and warehousing purposes under leases expiring between October 31, 2023 and April 30, 2034. See “Item 2 — Properties.” We also lease vehicles and equipment under non-cancelable operating leases that expire at various dates.

Thermal Barrier Contract

We are party to production contracts with General Motors, to supply fabricated, multi-part thermal barriers, or Barriers, for use in the battery system of its next-generation electric vehicles, or Contracts. Pursuant to the Contracts, we are obligated to supply Barriers at fixed annual prices and at volumes to be specified by the OEM up to a daily maximum quantity through the respective terms of the agreements, which expire at various times from 2026 through 2034. While the OEM has agreed to purchase its requirement for Barriers for locations to be designated from time to time by the OEM, it has no obligation to purchase any minimum quantity of Barriers under the Contracts. In addition, the OEM may terminate the Contracts any time and for any or no reason. All other terms of the Contracts are generally consistent with the OEM’s standard purchase terms, including quality and warranty provisions customary in the automotive industry.

Revolving Credit Facility

On March 12, 2021, we entered into an Amended and Restated Loan and Security Agreement, or the SVB Loan Agreement, with Silicon Valley Bank, or SVB.

On November 28, 2022, we terminated the SVB Loan Agreement with Silicon Valley Bank. As of the date of termination, we had no amounts due or owed to SVB under the SVB Loan Agreement for any principal, interest, or other amounts, other than approximately $1.2 million in letters of credit that were issued under the SVB Loan Agreement and will be cash collateralized in connection with the termination of the SVB Loan Agreement.

Convertible Note - Related Party

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

The Notes are convertible at the option of the holder at any time until the business day prior to the maturity date, including in connection with a redemption by us. On November 28, 2022, in connection with the Loan Agreement, we entered into an amendment to the Notes, or the Convertible Note Amendment, to reduce the initial Conversion Price (as defined in the Notes) by $5.00 per share from $34.936625 per share to $29.936625 per share, by increasing the initial Conversion Rate (as defined in the Notes) from 28.623257 shares per $1,000 of Capitalized Principal Amount (as defined in the Notes) to 33.400100 shares per $1,000 of Capitalized Principal Amount under the Notes, subject to customary anti-dilution and other adjustments (as described in the Indenture, which governs the Notes). If the closing price per share of our common stock on the New York Stock Exchange is at least 130% of the Conversion Price for 20 consecutive trading days, we may elect to convert the principal and accrued interest owing under the Notes, plus a make-whole amount equal to the sum of the present values of the remaining interest payments that would have otherwise been payable from the date of such conversion, redemption or repurchase, as applicable, through maturity, or the Make-Whole Amount, into our common stock at the Conversion Price.

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

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies. Recently issued standards typically do not require adoption until a future effective date. Prior to their effective date, the Company evaluates the pronouncements to determine the potential effects of adoption to its consolidated financial statements.

Standards Implemented Since December 31, 2021

During the year ended December 31, 2022, the Company adopted Accounting Standards Update (ASU) 2020-06, Debt-Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Topic 815): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU simplifies the accounting for convertible instruments by eliminating the cash conversion and beneficial conversion feature models used to separately account for embedded conversion features as a component of equity. Instead, the entity will account for the convertible debt or convertible preferred stock securities as a single unit of account, unless the conversion feature requires bifurcation and recognition as derivatives. Additionally, the guidance requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of potential share settlement for instruments that may be settled in cash or shares. The Company has applied the provisions of the standards to the embedded derivative features of its convertible note – related party that was issued on February 18, 2022 and determined the fair value to be immaterial at issuance and as of December 31, 2022.

The Company also adopted Accounting Standards Update (ASU) 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. This ASU amends the guidance for determining whether a decision-making fee is a variable interest and requires organizations to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety. The Company adopted ASU 2018-17 during the year ended December 31, 2022, and the adoption of this guidance did not have a material impact on the Company's consolidated balance sheet, consolidated statements of operations or consolidated statements of cash flows.

In December 2021, the FASB issued ASU 2021-10, Government Assistance Topic 832, which provides increased transparency by requiring business entities to disclose information about certain types of government assistance received. Public entities are required to apply the new standard for annual reporting periods beginning after December 15, 2021 and interim periods within those fiscal periods. This standard is to be applied prospectively. Early adoption is permitted as of the beginning of an interim or annual period. The Company believes the adoption of this guidance did not have a material impact on the Company's consolidated balance sheet, consolidated statements of operations or consolidated statements of cash flows.

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

Revenue Recognition

We recognize revenue from the sale of our energy industrial aerogel products and thermal barriers. Revenue is recognized upon the satisfaction of contractual performance obligations. In general, our customary shipping terms are FOB shipping point and ex works. Products are typically delivered without significant post-sale obligations to customers other than standard warranty obligations for product defects. We provide warranties for our products and record the estimated cost within cost of sales in the period that the revenue is recorded. Our standard warranty period extends one to two years from the date of shipment, depending on the type of product purchased. Our warranties provide that our products will be free from defects in material and workmanship, and will, under normal use, conform to the specifications for the product.

We recorded warranty expense of $0.2 million during the year ended December 31, 2022. We recorded warranty expense of less than $0.1 million during the year ended December 31, 2021. We did not record any warranty expense during the year ended December 31, 2020. As of December 31, 2022, we had satisfied all outstanding warranty claims.

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

	Year Ended December 31,
	2022	2021	2020
Weighted-average assumptions:
Expected term (in years)	5.97	5.96	5.81
Expected volatility	61.85%	52.27%	49.90%
Risk free rate	2.13%	1.08%	2.44%
Expected dividend yield	—%	—%	—%

•
The expected term represents the period that our stock-based awards are expected to be outstanding and is determined using the simplified method described in ASC Topic 718, Compensation — Stock Compensation, for all grants. We believe this is a better representation of the estimated life than our actual limited historical exercise behavior.
•
For the years ended December 31, 2022 and 2021, we used our historical volatility as a basis to estimate expected volatility in the valuation of stock options. For the year ended December 31, 2020, the expected volatility is primarily based on the weighted-average volatility of up to 17 companies within various industries that we believe are similar to our own.
•
The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant.
•
We use an expected dividend yield of zero, since we do not intend to pay cash dividends on our common stock in the foreseeable future, nor have we paid dividends on our common stock in the past.

For stock options that contain a market condition, we use a Monte-Carlo Simulation model to estimate the grant date fair value of awards expected to vest. We based the simulation model on the Black Scholes option-pricing model and a number of other complex assumptions including (i) whether the vesting condition would be satisfied within the time-vesting periods, and (ii) the date the common stock price target would be achieved per the terms of the agreement.

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

On June 2, 2022, we issued 53,590 shares of restricted common stock, pursuant to a performance-based restricted stock agreement, to each of certain employees. The restricted common stock vests in tranches, subject to achievement of certain time and performance vesting conditions, as defined, over a three-to-five year period. We used a Monte-Carlo simulation model to estimate the grant date fair value of the awards. The equity awards had a total aggregate fair value of $4.0 million at the time of grant.

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

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business. At December 31, 2022, we had unrestricted cash and cash equivalents of $281.3 million. These amounts were held for working capital and capital expansion purposes and were invested primarily in deposit accounts, money market accounts, and high-quality debt securities issued by the U.S. government via cash sweep accounts at a major financial institution in North America. Due to the short-term nature of these investments, we believe that our exposure to changes in the fair value of our cash as a result of changes in interest rates is not material.

As of December 31, 2022, we had $1.2 million of restricted cash to support our outstanding letters of credit. We terminated our revolving credit facility agreement on November 28, 2022.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Aspen Aerogels, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Aspen Aerogels, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Net realizable value of certain inventories

As discussed in Note 2 to the consolidated financial statements, inventories are stated at the lower of cost and net realizable value. As of December 31, 2022, the Company held inventories of $22.5 million. The excess, obsolete or damaged goods provision recorded for inventories is equal to the difference between the cost of inventory and the estimated net realizable value, which is based upon assumptions about future demand, selling prices, and market conditions.

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

Hartford, Connecticut
March 16, 2023

ASPEN AEROGELS, INC.
Consolidated Balance Sheets

	December 31,
	2022	2021
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$281,335	$76,564
Restricted cash	1,226	—
Accounts receivable, net of allowances of $255 and $150	57,350	20,426
Inventories	22,538	11,987
Prepaid expenses and other current assets	7,236	3,173
Total current assets	369,685	112,150
Property, plant and equipment, net	259,223	55,778
Operating lease right-of-use assets	11,990	13,531
Other long-term assets	2,518	1,495
Total assets	$643,416	$182,954
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$54,728	$17,440
Accrued expenses	16,003	10,819
Deferred revenue	5,846	1,321
Operating lease liabilities	2,368	2,247
Current portion of prepayment liability	—	4,728
Total current liabilities	78,945	36,555
Prepayment liability	—	5,000
Convertible note - related party	103,580	—
Operating lease liabilities long-term	13,456	12,991
Total liabilities	195,981	54,546
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized, no shares issued or outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.00001 par value; 125,000,000 shares authorized, 69,994,963 and 33,218,115 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	1,075,226	673,461
Accumulated deficit	(627,791)	(545,053)
Total stockholders' equity	447,435	128,408
Total liabilities and stockholders' equity	$643,416	$182,954

See accompanying notes to consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except share and per share data)

Revenue	$180,364	$121,622	$100,273
Cost of revenue	175,388	111,685	85,679
Gross profit	4,976	9,937	14,594
Operating expenses
Research and development	16,930	11,441	8,729
Sales and marketing	28,792	16,581	11,753
General and administrative	38,499	22,514	15,681
Total operating expenses	84,221	50,536	36,163
Loss from operations	(79,245)	(40,599)	(21,569)
Other income (expense)
Interest expense, convertible note - related party	(5,110)	—	—
Interest income (expense), net	1,617	(229)	(240)
Gain on extinguishment of debt	—	3,734	—
Total other income (expense)	(3,493)	3,505	(240)
Net loss	$(82,738)	$(37,094)	$(21,809)
Net loss per share:
Basic and diluted	$(2.10)	$(1.22)	$(0.83)
Weighted-average common shares outstanding:
Basic and diluted	39,363,114	30,433,154	26,377,652

See accompanying notes to consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

	Preferred Stock $0.00001 Par Value		Common Stock $0.00001 Par Value		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Value	Shares	Value
Balance at December 31, 2019	—	$—	24,302,504	$—	$545,140	$(486,150)	$58,990
Net loss	—	—	—	—	—	(21,809)	(21,809)
Stock compensation expense	—	—	—	—	5,004	—	5,004
Issuance of restricted stock	—	—	45,066	—	—	—	—
Vesting of restricted stock units	—	—	344,158	—	(1,219)	—	(1,219)
Proceeds from employee stock option exercises	—	—	460,600	—	2,661	—	2,661
Proceeds from underwritten public offering, net of underwriting discounts and commissions of $1,093 and issuance costs of $285	—	—	1,955,000	—	14,751	—	14,751
Proceeds from at-the-market offering, net of commissions and fees of $299 and issuance costs of $199	—	—	714,357	—	9,474	—	9,474
Balance at December 31, 2020	—	$—	27,821,685	$—	$575,811	$(507,959)	$67,852
Net loss	—	—	—	—	—	(37,094)	(37,094)
Stock compensation expense	—	—	—	—	5,176	—	5,176
Issuance of restricted stock	—	—	476,550	—	—	—	—
Vesting of restricted stock units	—	—	254,513	—	(2,713)	—	(2,713)
Proceeds from employee stock option exercises	—	—	351,387	—	2,301	—	2,301
Proceeds from at-the-market offering, net of commissions and fees of $601 and issuance costs of $43	—	—	929,981	—	19,377	—	19,377
Forfeiture of performance-based restricted stock	—	—	(78,125)	—	—	—	—
Proceeds from private placement of common stock, net of fees and issuance costs of $1,491	—	—	3,462,124	—	73,509	—	73,509
Balance at December 31, 2021	—	$—	33,218,115	$—	$673,461	$(545,053)	$128,408
Net loss	—	—	—	—	—	(82,738)	(82,738)
Stock compensation expense	—	—	—	—	9,385	—	9,385
Issuance of restricted stock	—	—	399,016	—	—	—	—
Vesting of restricted stock units	—	—	173,263	—	(2,362)	—	(2,362)
Proceeds from employee stock option exercises	—	—	118,552	—	553	—	553
Proceeds from at-the-market offering, net of commissions and fees of $2,269 and issuance costs of $616	—	—	5,241,400	—	72,733	—	72,733
Proceeds from private placement of common stock, net of fees and issuance costs of $137	—	—	1,791,986	—	49,863	—	49,863
Proceeds from underwritten public offering, net of underwriting discounts and commissions of $8,052 and issuance costs of $452	—	—	29,052,631	—	267,496		267,496
Increase in debt discount due to modification of convertible note – related party	—	—	—	—	4,097	—	4,097
Balance at December 31, 2022	—	$—	69,994,963	$—	$1,075,226	$(627,791)	$447,435

See accompanying notes to consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Cash flows from operating activities:
Net loss	$(82,738)	$(37,094)	$(21,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,222	9,440	10,198
Gain on extinguishment of debt	—	(3,734)	—
Accretion of interest on convertible note - related party	5,110	—	—
Amortization of convertible note issuance costs	32	—	—
Amortization of debt issuance costs	—	18	9
Provision for bad debt	115	(85)	325
Stock compensation expense	9,385	5,176	5,004
Reduction in the carrying amount of operating lease right-of-use assets	2,640	1,618	971
Changes in operating assets and liabilities:
Accounts receivable	(37,042)	(4,643)	16,231
Inventories	(10,551)	1,112	(4,331)
Prepaid expenses and other assets	(3,155)	(2,324)	(716)
Accounts payable	5,318	7,379	(7,149)
Accrued expenses	5,184	6,983	(4,173)
Deferred revenue	4,525	(543)	(3,814)
Operating lease liabilities	(2,444)	(1,497)	(1,104)
Other liabilities	—	(434)	434
Net cash used in operating activities	(94,399)	(18,628)	(9,924)
Cash flows from investing activities:
Capital expenditures	(177,974)	(13,778)	(3,416)
Net cash used in investing activities	(177,974)	(13,778)	(3,416)
Cash flows from financing activities:
Proceeds from underwritten public offering, net of underwriting discounts and commissions	267,948	—	15,036
Issuance costs from underwritten public offering	(452)	—	(285)
Proceeds from issuance of long-term debt	—	—	3,686
Issuance costs from long-term debt	—	—	(27)
Proceeds from issuance of convertible note related party	100,000	—	—
Issuance costs from convertible note	(185)	—	—
Proceeds from employee stock option exercises	553	2,301	2,661
Payments made for employee restricted stock tax withholdings	(2,362)	(2,713)	(1,219)
Proceeds from at-the-market offering net of commissions and fees of $2,269 and $601	73,349	19,420	9,673
Fees and issuance costs from at-the-market offering	(616)	(43)	(199)
Repayments of borrowings under line of credit, net	—	—	(3,123)
Proceeds from private placement of common stock	50,000	75,000	—
Fees and issuance costs from private placement of common stock	(137)	(1,491)	—
Repayment of prepayment liability	(9,728)	—	—
Net cash provided by financing activities	478,370	92,474	26,203
Net increase in cash, cash equivalents and restricted cash	205,997	60,068	12,863
Cash, cash equivalents and restricted cash at beginning of period	76,564	16,496	3,633
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$282,561	$76,564	$16,496
Supplemental disclosures of cash flow information:
Interest paid	$153	$236	$216
Income taxes paid	$—	$—	$—
Supplemental disclosures of non-cash activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,030	$12,092	$417
Capitalized Interest	$2,723	$—	$—
Increase in debt discount due to modification of convertible note – related party	$4,097	$—	$—
Changes in accrued capital expenditures	$31,970	$4,701	$(96)

See accompanying notes to consolidated financial statements.

ASPEN AEROGELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business

Nature of Business

Aspen Aerogels, Inc. (the Company) is an aerogel technology company that designs, develops and manufactures innovative, high-performance aerogel insulation used primarily in the energy industrial and sustainable insulation materials markets. In addition, the Company has introduced a line of aerogel thermal barriers for use in battery packs in the electric vehicle market. The Company is also developing applications for its aerogel technology in the battery materials and a number of other high-potential markets.

The Company maintains its corporate offices in Northborough, Massachusetts. The Company has three wholly owned subsidiaries: Aspen Aerogels Rhode Island, LLC, Aspen Aerogels Germany, GmbH and Aspen Aerogels Georgia, LLC.

On June 18, 2014, the Company completed the initial public offering (IPO) of its common stock.

Liquidity

During the year ended December 31, 2022, the Company incurred a net loss of $82.7 million and used $94.4 million of cash in operations, used $178.0 million of cash for capital expenditures, received net proceeds of $72.7 million through an at-the-market (ATM) offering of the Company’s common stock and received net proceeds of $49.9 million through a private placement of the Company’s common stock. On February 15, 2022, the Company entered into a note purchase agreement with an affiliate of Koch Disruptive Technologies, LLC (Koch), relating to the issuance and sale of $100.0 million of the Company’s convertible debt. On November 29, 2022, the Company completed an underwritten public offering of 29,052,631 shares of our common stock at a public offering price of $9.50 per share. The Company received net proceeds of $267.5 million after deducting underwriting discounts and commissions of $8.1 million and offering expenses of approximately $0.5 million. The Company had unrestricted cash and cash equivalents of $281.3 million as of December 31, 2022.

On November 28, 2022, the Company entered into a loan agreement with General Motors Holdings LLC, an entity affiliated with General Motors LLC, which provides for a multi-draw senior secured term loan in an aggregate principal amount of up to $100.0 million, available to the Company on a delayed draw basis beginning January 1, 2023 to September 30, 2023, subject to certain conditions precedent to funding.

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

The Company expects its existing cash balance will be sufficient to support current operating requirements, current research and development activities and the capital expenditures required to support the evolving commercial opportunity in the electric vehicle market and other strategic business initiatives. However, the Company plans to supplement its cash balance with equity financings, debt financings, customer prepayments, government grant and loan programs, or technology licensing fees to provide the additional capital necessary to purchase the capital equipment, construct the new facilities, establish the operations and complete the aerogel capacity expansions required to support these evolving commercial opportunities and strategic business initiatives.

(2) Summary of Basis of Presentation and Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements of the Company include the accounts of all its subsidiaries which are majority-owned, controlled by the Company or a variable interest entity (“VIE”) where the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

A VIE is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company consolidates a VIE in accordance with ASC 810, Consolidation ("ASC 810") when it is the primary beneficiary of such VIE. As primary beneficiary, the Company has both the power to direct the activities that most significantly impact the economic performance of the VIE and a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE. The Company is required to reconsider its evaluation of whether to consolidate a VIE each reporting period, based upon changes in the facts and circumstances pertaining to the VIE.

The Company evaluates the initial consolidation of each Consolidated VIE, which includes a determination of whether the VIE constitutes the definition of a business in accordance with ASC 805, Business Combinations ("ASC 805"), by considering if substantially all of the fair value of the gross assets within the VIE are concentrated in either a single identifiable asset or group of single identifiable assets. Upon consolidation, the Company recognizes the assets acquired, the liabilities assumed, and any third-party ownership of membership interests as non-controlling interest as of the consolidation or acquisition date, measured at their relative fair values.

In April 2022, the Company engaged Prodensa Servicios de Consultora to establish OPE Manufacturer Mexico S de RL de CV, a maquiladora located in Mexico with the express purposes of manufacturing thermal barrier PyroThin products and ultimately constructing an automated fabrication facility for PyroThin. OPE is currently owned by Prodensa, which charges a management fee though there is an option for OPE to be purchased by Aspen after a period of 18 months. During the period between 18 months of the option to purchase, OPE operations are consolidated within the Company financial statements as of and for the year ended December 31, 2022.

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

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid instruments, which consist of money market accounts and high-quality debt securities issued by the U.S. government via cash sweep accounts. All cash and cash equivalents are maintained with one major financial institution in North America. Deposits with this financial institution may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk.

Restricted Cash

As of December 31, 2022, the Company had $1.2 million of restricted cash to support its outstanding letters of credit.

Concentration of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of accounts receivable. The Company’s customers are primarily insulation distributors, insulation contractors, insulation fabricators and select energy and automotive end-users located throughout the world. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral to secure accounts receivable. The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of accounts receivable. The Company reviews the allowance for doubtful accounts quarterly. During the year ended December 31, 2022, the Company recorded a charge for estimated customer uncollectible accounts receivable of $0.1 million. During the year ended December 31, 2021, the Company did not record any charges for uncollectible accounts receivable. During the year ended December 31, 2020, the Company recorded a charge for estimated customer uncollectible accounts receivable of $0.3 million. Allowance for doubtful accounts was $0.3 million and $0.2 million at

December 31, 2022 and 2021, respectively. The Company does not have any off-balance-sheet credit exposure related to its customers.

For the year ended December 31, 2022, two customers represented 25% and 22% of total revenue, respectively. For the year ended December 31, 2021, one customer represented 28% of total revenue. For the year ended December 31, 2020, two customers represented 21% and 15% of total revenue, respectively.

At December 31, 2022, the Company had two customers which accounted for 44% and 10% of accounts receivable, respectively. At December 31, 2021, the Company had two customers which accounted for 27% and 17% of accounts receivable, respectively.

Inventories

Inventory consists of finished products and raw materials. Inventories are carried at lower of cost, determined using the first-in, first-out (FIFO) method, and net realizable value. Cost includes materials, labor and manufacturing overhead. Manufacturing overhead is allocated to the costs of conversion based on normal capacity of the Company’s production facility. Abnormal freight, handling costs and material waste are expensed in the period it occurs.

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

The Company recorded warranty expense of $0.2 million during the year ended December 31, 2022. The Company recorded warranty expense of less than $0.1 million during the year ended December 31, 2021. The Company did not record any warranty expense during the years ended December 31, 2020.

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

Segments

Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision maker in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Company’s chief operating decision maker reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire Company. The Company presently views its operations and manages its business as two operating segments.

Information about the Company’s total revenues, based on shipment destination or services location, is presented in the following table:

	Year Ended
	December 31,
	2022	2021	2020
	($ in thousands)
Revenue:
U.S.	$113,968	$66,837	$44,842
International	66,396	54,785	55,431
Total	$180,364	$121,622	$100,273

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

Standards Implemented Since December 31, 2021

During the year ended December 31, 2022, the Company adopted Accounting Standards Update (ASU) 2020-06, Debt-Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Topic 815): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU simplifies the accounting for convertible instruments by eliminating the cash conversion and beneficial conversion feature models used to separately account for embedded conversion features as a component of equity. Instead, the entity will account for the convertible debt or convertible preferred stock securities as a single unit of account, unless the conversion feature requires bifurcation and recognition as derivatives. Additionally, the guidance requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of potential share settlement for instruments that may be settled in cash or shares. The Company has applied the provisions of the standards to the embedded derivative features of its convertible note – related party that was issued on February 18, 2022, amended on November 30, 2022, and determined the fair value to be immaterial at issuance and as of December 31, 2022.

In December 2021, the FASB issued ASU 2021-10, Government Assistance Topic 832, which provides increased transparency by requiring business entities to disclose information about certain types of government assistance received. Public entities are required to apply the new standard for annual reporting periods beginning after December 15, 2021 and interim periods within those fiscal periods. This standard is to be applied prospectively. Early adoption is permitted as of the beginning of an interim or annual period. The adoption of this guidance did not have a material impact on the Company's consolidated balance sheet, consolidated statements of operations or consolidated statements of cash flows.

Standards to be Implemented After December 31, 2022

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. The Company did not have any contracts outstanding at both December 31, 2022 and December 31, 2021 and did not enter into any contracts during each of the years ended December 31, 2022 and 2021 that contained a significant financing component.

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

The Company estimates the amount of its sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related revenue is recognized. The Company currently estimates return liabilities using historical rates of return, current quarter credit sales, and specific items of exposure on a contract-by-contract basis. Sales return reserves were approximately $0.1 million at both December 31, 2022 and December 31, 2021.

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

Thermal Barriers

The Company supplies fabricated, multi-part thermal barriers for use in battery packs in the electric vehicle market. These thermal barriers are customized to meet customer specifications. Thermal barrier products typically have no alternative use and may contain an enforceable right to payment. Under the provisions of ASC 606, the Company may recognize revenue at a point in time when transfer of the control of the products is passed to the customer, or over time utilizing the input method. The timing of revenue recognition is assessed on a contract-by-contract basis. During the years ended December 31, 2022, 2021 and 2020, the Company recognized revenue of $55.6 million, $6.7 million and less than $0.1 million, respectively, in connection with thermal barrier contracts. The Company recognized $0.2 million and less than $0.1 million in warranty expense related to the sale of EV thermal barriers during the years ended December 31, 2022 and 2021, respectively.

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical region and source of revenue:

	December 31, 2022
	U.S.	International	Total
	(In thousands)
Geographical region
Asia	$—	$34,746	$34,746
Canada	—	4,947	4,947
Europe	—	22,239	22,239
Latin America	—	4,464	4,464
U.S.	113,968	—	113,968
Total revenue	$113,968	$66,396	$180,364

Source of revenue
Energy industrial	$64,699	$60,108	$124,807
Thermal barrier	49,269	6,288	55,557
Total revenue	$113,968	$66,396	$180,364

	December 31, 2021
	U.S.	International	Total
	(In thousands)
Geographical region
Asia	$—	$19,383	$19,383
Canada	—	2,985	2,985
Europe	—	27,924	27,924
Latin America	—	4,493	4,493
U.S.	66,837	—	66,837
Total revenue	$66,837	$54,785	$121,622

Source of revenue
Energy industrial	$60,299	$54,659	$114,958
Thermal barrier	6,538	126	6,664
Total revenue	$66,837	$54,785	$121,622

	December 31, 2020
	U.S.	International	Total
	(In thousands)
Geographical region
Asia	$—	$38,403	$38,403
Canada	—	986	986
Europe	—	13,881	13,881
Latin America	—	2,161	2,161
U.S.	44,842	—	44,842
Total revenue	$44,842	$55,431	$100,273

Source of revenue
Energy industrial	$44,403	$55,431	$99,834
Thermal barrier	439	—	439
Total revenue	$44,842	$55,431	$100,273

Contract Balances

The following table presents changes in the Company’s contract assets and contract liabilities during the year ended December 31, 2022:

	Balance at December 31, 2021	Additions	Deductions	Balance at December 31, 2022
	(In thousands)
Contract assets
Energy industrial	$1,596	$77	$(1,673)	$—
Thermal barrier	235	143	(235)	143
Total contract assets	$1,831	$220	$(1,908)	$143
Contract liabilities
Deferred revenue
Energy industrial	$1,321	$10,534	$(6,009)	$5,846
Prepayment liability	9,728	—	(9,728)	—
Total contract liabilities	$11,049	$10,534	$(15,737)	$5,846

During the year ended December 31, 2022, the Company recognized $1.3 million of revenue that was included in deferred revenue at December 31, 2021.

A contract asset is recorded when the Company satisfies a performance obligation by transferring a promised good or service and has earned the right to consideration from its customer. These assets may represent a conditional right to consideration and are included within accounts receivable on the consolidated balance sheets.

A contract liability is recorded when consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services under the terms of the contract. Contract liabilities are recognized as revenue after control of the products or services is transferred to the customer and all revenue recognition criteria have been met.
(4) Inventories

Inventories consist of the following:

	December 31,
	2022	2021
	(In thousands)
Raw material	$19,877	$7,312
Finished goods	2,661	4,675
Total	$22,538	$11,987

(5) Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	December 31,
	2022	2021	Useful life
	(In thousands)
Construction in progress	$209,056	$13,456	—
Buildings	24,016	24,016	30 years
Machinery and equipment	136,607	127,213	3 — 10 years
Computer equipment and software	10,239	9,457	3 years
Leasehold improvements	9,226	3,316	Shorter of useful life or lease term
Total	389,144	177,458
Accumulated depreciation and amortization	(129,921)	(121,680)
Property, plant and equipment, net	$259,223	$55,778

Depreciation expense was $9.2 million, $9.4 million and $10.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Construction in progress totaled $209.1 million and $13.5 million at December 31, 2022 and 2021, respectively. The balance at December 31, 2022 and December 31, 2021 included engineering designs and construction costs totaling $164.5 million and $6.1 million, respectively, for a planned aerogel manufacturing facility in Bulloch County, Georgia. The Company incurred $2.7 million in capitalized interest for the year ended December 31, 2022 for the construction in progress in Bulloch County, Georgia.

(6) Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2022	2021
	(In thousands)
Employee compensation	$12,467	$8,991
Other accrued expenses	3,536	1,828
Total	$16,003	$10,819

(7) Revolving Line of Credit

The Company was party to the Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank (Loan Agreement). On March 12, 2021, the Loan Agreement was amended and restated to extend the maturity date of the revolving credit facility to April 28, 2022 and to establish financial covenants on certain minimum Adjusted EBITDA levels and minimum Adjusted Quick Ratio covenants, each as defined in the Loan Agreement. At various dates in 2021, and subsequently on March 31, 2022, April 28, 2022, June 23, 2022, August 26, 2022 and October 14, 2022, the Company entered into amendments to the Loan Agreement to revise certain financial covenants, among other things. On November 28, 2022, the Company terminated the Loan Agreement with Silicon Valley Bank.

As of December 31, 2021, the Company had no amounts drawn from the revolving credit facility.

The Company has provided letters of credit to secure obligations under certain commercial contracts and other obligations. The Company had outstanding letters of credit backed by the revolving credit facility of $1.3 million at December 31, 2021, which reduce the funds otherwise available to the Company under the facility.

As of December 31, 2022, the Company had $1.2 million of restricted cash to support our outstanding letters of credit.

(8) Related Party Transactions

Convertible Note

During the year ended December 31, 2022, the Company issued a $100.0 million aggregate principal amount convertible note to Wood River Capital, LLC, an entity affiliated with Koch Strategic Platforms, LLC (the 2022 Convertible Note). Refer to note 9 for more information.

During the year ended December 31, 2022, the Company incurred $7.8 million of interest from the 2022 Convertible Note, of which $2.7 million was capitalized as part of the construction in progress for the planned manufacturing facility in Bulloch County, Georgia.

On November 28, 2022, we entered into an amendment to the 2022 Convertible Note, or the Convertible Note Amendment, to reduce the initial Conversion Price (as defined in the 2022 Convertible Note) by $5.00 per share from $34.936625 per share to $29.936625 per share, by increasing the initial Conversion Rate (as defined in the 2022 Convertible Note) from 28.623257 shares per $1,000 of Capitalized Principal Amount (as defined in the 2022 Convertible Note) to 33.400100 shares per $1,000 of Capitalized Principal Amount under the 2022 Convertible Note, subject to customary anti-dilution and other adjustments (as described in the Indenture, which governs the 2022 Convertible Note).

Common Stock Sales

On June 29, 2021, the Company sold 3,462,124 shares of common stock to Spring Creek Capital, LLC, an entity affiliated with Koch Strategic Platforms, LLC, in a private placement of our common stock and received net proceeds of $73.5 million after deducting fees and offering expenses of $1.5 million.

On March 28, 2022, the Company sold 1,791,986 shares of common stock to Wood River Capital, LLC, an entity affiliated with Koch Strategic Platforms, LLC, at a purchase price equal to $27.902 per share, for aggregate gross proceeds of approximately $50.0 million.

On November 28, 2022, the Company sold 10,526,316 shares of common stock to Wood River Capital, LLC, an entity affiliated with Koch Strategic Platforms, LLC, at a purchase price equal to $9.50 per share, for aggregate gross proceeds of approximately $100.0 million, in an underwritten offering of common stock.

Other

During the year ended December 31, 2022, the Company recorded costs of $8.9 million as a component of construction in progress in connection with the planned aerogel manufacturing facility in Bulloch County, Georgia in fees from Koch Project Solutions, LLC, an entity affiliated with Koch Strategic Platforms, LLC for project management services.

During the year ended December 31, 2022, the Company sold 135,870 shares of its common stock to Robert M. Gervis, a director of the Company at the time, in the Company’s at-the-market offering pursuant to a sales agreement, dated March 16, 2022, by and among the Company and Cowen and Company, LLC and Piper Sandler & Co. (the Sales Agreement), for net proceeds of $4.4 million.

(9) Convertible Note - Related Party

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

In accordance with ASU 2020-06, the 2022 Convertible Note is accounted for as a single unit of account and consists of the following:

December 31,
2022

Convertible note, principal	$100,000
Payment in-kind	7,830
Discount on convertible note	(4,097)
Debt issuance costs, net of accumulated amortization	(153)
Convertible note	$103,580

In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices for similar instruments in active markets, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability. The 2022 Convertible Note does not have current observable inputs such as recent trading prices (Level 3) and is measured at fair value using a combination of option pricing and discounted cash flow models and incorporate management’s assumptions for stock price, volatility and risk rate.

The Company estimated the fair value of the 2022 Convertible Notes is approximately $92.5 million as of December 31, 2022. However, as the Company has not elected to utilize the fair value option, it is carried at amortized cost of $103.6 million.

Contractual Interest Rates

The 2022 Convertible Note was issued at par and bears interest at the Secured Overnight Financing Rate (SOFR) plus 5.50% per annum if interest is paid in cash, or, if interest is paid in-kind as an increase in the principal amount of the outstanding note, at the SOFR plus 6.50% per annum. Under the terms of the 2022 Convertible Note, SOFR has a floor of 1% and a cap of 3%. Interest on the 2022 Convertible Note is payable semi-annually in arrears on June 30 and December 30. The Company, at its option, is permitted to settle each semi-annual interest payment in cash, in-kind, or any combination thereof. It is expected that the Notes will mature on February 18, 2027, subject to earlier conversion, redemption or repurchase.

The Company elected to repay the contractual interest due on June 30, 2022 and December 30, 2022 in-kind as an increase to the principal amount of $2.9 million and $4.9 million, respectively. The contractual interest attributable to the 2022 Convertible Note was recorded as an addition to the convertible note – related party balance on the condensed consolidated balance sheets.

Debt issuance costs comprised less than $0.2 million for the year ended December 31, 2022. The effective interest rate approximated the contract interest rate for the year ended December 31, 2022.

Conversion Rights

On November 28, 2022, the Company entered into an amendment to the Convertible Note with Wood River Capital, LLC to reduce the initial Conversion Price by $5.00 per share from $34.936625 per share to $29.936625 per share, by increasing the initial Conversion Rate from 28.623257 shares per $1,000 of Capitalized Principal Amount to 33.400100 shares per $1,000 of Capitalized Principal Amount under the Convertible Note. Accordingly, the 2022 Convertible Note is convertible at the option of the holder at any time prior to the business day immediately preceding the maturity date at an initial conversion rate of 33.400100 shares of the

Company’s common stock per $1,000 of capitalized principal. The effective conversion price is approximately $29.936625 per share (the Conversion Price). The Conversion Price is subject to adjustment upon the occurrence of certain dilutive events such as stock splits and combinations, stock dividends, mergers and spin-off. As of December 31, 2022, 3,601,533 shares of the Company’s common stock were issuable upon conversion of the 2022 Convertible Note. The Company has the right to settle conversions in shares of common stock, cash, or any combination thereof. If the closing price per share of the Company’s common stock on the New York Stock Exchange is at least 130% of the Conversion Price for 20 consecutive trading days, the Company may elect to convert the principal and accrued interest owing under the Notes, plus a make-whole amount equal to the sum of the present values of the remaining interest payments that would have otherwise been payable from the date of such conversion, redemption or repurchase, as applicable, through maturity (the Make-Whole Amount), into the Company’s common stock at the Conversion Price.

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

Embedded Derivatives

The Company determined that the Make-Whole feature of the 2022 Convertible Note requires bifurcation in accordance with Accounting Standards Codification 815, Derivatives and Hedging (ASC 815). Accordingly, the Company must separately account for the feature at fair value with changes in fair value reported in current period earnings. The fair value of the Make-Whole was determined to be immaterial as of February 18, 2022 and December 31, 2022.

(10) Other Income (Expense)

For the year ended December 31, 2022, interest expense on the related party convertible note was $5.1 million and interest income, net, of $1.6 million is primarily related to interest earned on unrestricted cash and cash equivalents. For each of the years ended December 2021 and 2020, interest expense, net was $0.2 million, and consisted primarily of fees and interest expense related to the Company’s revolving credit facility with Silicon Valley Bank.

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

Maturities of operating lease liabilities at December 31, 2022 are as follows:

Year	Operating Leases
(In thousands)
2023	$3,898
2024	2,874
2025	2,638
2026	2,245
2027	1,899
Thereafter	12,044
Total lease payments	25,598
Less imputed interest	(9,774)
Total lease liabilities	$15,824

The Company incurred operating lease costs of $4.0 million and $2.2 million during the years ended December 31, 2022 and 2021, respectively. Cash payments related to operating lease liabilities were $3.6 million and $2.1 million during the years ended December 31, 2022 and 2021, respectively. At December 31, 2022, the weighted average remaining lease term for operating leases was 9.3 years. At December 31, 2022, the weighted average discount rate for operating leases was 11.2%.

As of December 31, 2022, the Company has additional real estate and operating equipment leases that will commence during 2023 with total lease payments of $17.4 million and $0.1 million, and a weighted average lease term of 10.0 and 1.8 years, respectively.

(12) Commitments and Contingencies

Cloud Computing Agreement

The Company is party to a cloud computing agreement that is a service contract for enterprise resource planning software. The agreement has a three-year term beginning on January 15, 2021. During the year ended December 31, 2022, the Company capitalized $1.8 million of costs related to implementation of the software that began to amortize during 2022. The capitalized implementation costs are classified on the consolidated balance sheets as follows:

	December 31,	December 31,
	2022	2021
	(In thousands)
Cloud computing costs included in other current assets	$420	$390
Cloud computing costs included in other assets	1,590	637
Amortization of cloud computing costs	(242)	—
Total capitalized cloud computing costs	$1,768	$1,027

Thermal Barrier Contract

The Company is party to production contracts with General Motors to supply fabricated, multi-part thermal barriers (Barriers) for use in the battery system of its next-generation electric vehicles (Contracts). Pursuant to the Contracts, the Company is obligated to supply Barriers at fixed annual prices and at volumes to be specified by the OEM up to a daily maximum quantity through the respective terms of the agreements, which expire at various times from 2026 through 2034. While the OEM has agreed to purchase its requirement for Barriers from the Company for locations to be designated from time to time by the OEM, it has no obligation to purchase any minimum quantity of Barriers under the Contracts. In addition, the OEM may terminate the Contracts any time and for any or no reason. All other terms of the Contracts are generally consistent with the OEM’s standard purchase terms, including quality and warranty provisions that are customary in the automotive industry.

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

During 2022, the Company made payments totaling $9.7 million to BASF to settle the two prepayment balances in full.

Letters of Credit

The Company has provided certain customers with letters of credit securing obligations under commercial contracts. As of December 31, 2022, the Company had $1.2 million of restricted cash to support our outstanding letters of credit. The Company had letters of credit outstanding of $1.3 million at December 31, 2021. These letters of credit were secured by the Company’s revolving credit facility (see note 7). On November 28, 2022, we terminated the Loan Agreement with Silicon Valley Bank.

Operating Leases

During 2016, the Company entered into an agreement to extend its lease of approximately 51,650 square feet of office space in Northborough, Massachusetts. The lease commenced on January 1, 2017 and will expire on December 31, 2031. The annual base rent associated with the lease was $463,000 during 2022 and is increasing by approximately 3% annually for the term of the lease. The lease also requires the payment by the Company of its pro rata share of real estate taxes and certain other expenses. Prior to the expiration of the lease, the Company will have the right to extend the lease for an additional term of five years.

Under the terms of the lease extension, the landlord provided the Company with an allowance of $1.2 million to be utilized for improvements to the leased premises. These amounts were considered a lease incentive and were excluded from the Company’s ROU assets upon its adoption of ASU 2016-02 on January 1, 2019 (see note 11). At December 31, 2022 and 2021, the Company had capitalized $1.2 million in associated leasehold improvement costs.

The Company also leases facilities and equipment under operating leases expiring at various dates through 2034. Under these agreements, the Company is obligated to pay annual rent, real estate taxes, and certain operating expenses. See note 11 for further information on future minimum lease payments under operating leases at December 31, 2022.

The Company incurred rent expense under all operating leases of approximately $4.0 million, $2.2 million and $1.4 million in the years ended December 31, 2022, 2021 and 2020, respectively.

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

(13) Stockholders’ Equity

At December 31, 2022 and 2021, the Company was authorized to issue 130,000,000 shares of stock, of which 125,000,000 shares were designated as common stock and 5,000,000 shares were designated as preferred stock.

(14) Employee Benefit Plan

The Company sponsors the Aspen Aerogels, Inc. 401(k) Plan. Under the terms of the plan, the Company’s employees may contribute a percentage of their pretax earnings. During the year ended December 31, 2022, the Company provided matching contributions of $1.2 million. During the year ended December 31, 2021, the Company provided matching contributions of $0.3 million. During the year ended December 31, 2020, the Company provided matching contributions of $0.2 million.

(15) Employee Stock Ownership Plans

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

During the year ended December 31, 2022, the Company granted 176,561 restricted common stock units (RSUs) with a grant date fair value of $4.4 million and non-qualified stock options (NSOs) to purchase 457,116 shares of common stock with a grant date fair value of $6.6 million to employees under the 2014 Employee, Director, and Consultant Equity Incentive Plan (the 2014 Equity Plan). The RSUs and NSOs granted to employees will vest over a three-year period. During the year ended December 31, 2022, the Company also granted 23,886 shares of restricted common stock with a grant date fair value of $0.4 million and NSOs to purchase 27,418 shares of common stock with a grant date fair value of $0.3 million to its non-employee directors under the 2014 Equity Plan. The restricted common stock and NSOs granted to non-employee directors vest upon the earlier of the date that is the one-year anniversary of the grant date or the day prior to the Company’s annual meeting of stockholders to be held in 2023.

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

Stock-based compensation is included in cost of sales or operating expenses, as applicable, and consists of the following:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Cost of product revenue	$931	$510	$598
Research and development expenses	1,166	750	652
Sales and marketing expenses	1,883	822	704
General and administrative expenses	5,405	3,094	3,050
Total stock-based compensation	$9,385	$5,176	$5,004

At December 31, 2022, 4,161,154 shares of common stock were reserved for issuance upon the exercise or vesting of outstanding stock-based awards granted under the 2014 Equity Plan and 2001 Equity Incentive Plan, as amended (the 2001 Equity Plan). Any cancellations or forfeitures of the options outstanding under the 2001 Equity Plan will result in the shares reserved for issuance upon exercise or such options becoming available for grant under the 2014 Equity Plan. At December 31, 2022, the Company has either reserved in connection with statutory tax withholdings or issued a total of 4,687,389 shares under the 2014 Equity Plan. At December 31, 2022, there were 347,232 shares available for future grant under the 2014 Equity Plan.

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

Expected Volatility

In 2022 and 2021, the Company used its historical volatility as a basis to estimate expected volatility in the valuation of stock options. In 2020, due to the Company’s limited historical data, the Company used an estimated volatility based on the historical volatility of comparable companies with publicly available share prices. The 2020 expected volatility was primarily based on the weighted average volatility of up to 17 companies with business, financial and market attributes that the Company believes are similar to its own.

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

Assumptions Utilized

The following information relates to the fair value of the option awards estimated by use of the Black-Scholes option-pricing model:

	Year Ended December 31,
	2022	2021	2020
Weighted average assumptions:
Expected term (in years)	5.97	5.96	5.96
Expected volatility	61.85%	59.80%	52.27%
Risk free rate	2.13%	0.86%	1.08%
Expected dividend yield	0.00%	0.00%	0.00%
Weighted average fair value:
Grant-date fair value of options granted	$14.20	$14.28	$4.15
Grant-date fair value of options vested	$5.06	$2.91	$2.44
Aggregate intrinsic value of options exercised	$1,306,245	$12,675,489	$1,987,654

Outstanding Options

The following table summarizes information about stock options outstanding:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	($ in thousands, except share and per share data)
Options outstanding at December 31, 2021	3,567,207	$6.07	$9.45	5.78	$146,520,052
Granted	484,534	$14.20	$24.65
Forfeited	(29,106)	$14.79	$23.61
Expired	(3)	$6,615.25	$14,680.39
Exercised	(118,552)	$2.30	$4.66		$1,306,245
Options outstanding at December 31, 2022	3,904,080	$7.12	$11.37	5.26	$16,486,864
Exercisable at December 31, 2022	3,097,429	$5.91	$8.87	5.26	$15,780,954
Expected to vest at December 31, 2022	806,651	$11.79	$20.97	1.92	$705,909

As of December 31, 2022, total unrecognized compensation cost related to non-vested service-based options granted under the 2014 Equity Plan was $6.3 million. The unrecognized compensation cost for the service-based options is expected to be recognized over a weighted average period of 1.92 years.

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

On June 2, 2022, the Company issued 53,590 shares of restricted common stock, pursuant to a performance-based restricted stock agreement, to each of certain employees. The restricted common stock vests in tranches, subject to achievement of certain time and performance vesting conditions, as defined, over a three-to-five year period. The Company used a Monte-Carlo simulation model to estimate the grant date fair value utilizing an expected volatility of 63.4% and a risk free rate of 2.92%.

The following table provides detail of grants, vesting, and forfeitures of RSUs during 2022:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2021	350,195	$9.75
Granted	176,561	24.83
Vested	(255,225)	6.93
Forfeited	(14,456)	22.65
Balance at December 31, 2022	257,075	$22.19

Restricted stock awards granted during 2022 are considered issued and outstanding common stock and are excluded from the table above. As of December 31, 2022, there were 399,016 shares of restricted stock outstanding granted to nonemployee directors and 461,616 shares of restricted stock outstanding granted to the Company’s chief executive officer.

The total intrinsic value of restricted stock and RSUs that vested in 2022 and 2021 was $7.4 million and $8.4 million, respectively. As of December 31, 2022, 577,966 of the total shares of restricted stock and RSUs outstanding will vest upon the fulfillment of service conditions.

As of December 31, 2022, total unrecognized compensation cost related to restricted stock awards issued to nonemployee directors of $0.2 million, and RSUs of $3.8 million is expected to be recognized over a weighted average period of 0.44 years and 2.00 years respectively.

As of December 31, 2022, total unrecognized compensation cost related to restricted stock awards issued to the Company’s chief executive officer and certain other executives of $6.7 million is expected to be recognized over a weighted average period of 2.01 years.

(16) CARES Act Payroll Tax Deferral

The Company elected to defer approximately $0.9 million of its employer payroll tax obligation for the period from March 27, 2020 to December 31, 2020 pursuant to the provisions of the CARES Act. The Company was required to remit 50 percent of the deferred tax balance on or before December 31, 2021 and is required to remit the remaining 50 percent on or before December 31, 2022. As of December 31, 2022, the Company had remitted its repayment obligation.

(17) Net Loss Per Share

The computation of basic and diluted net loss per share consists of the following:

	Year ended December 31,
	2022	2021	2020
	(In thousands, except share and per share data)
Numerator:
Net loss	$(82,738)	$(37,094)	$(21,809)
Denominator:
Weighted average shares outstanding, basic and diluted	39,363,114	30,433,154	26,377,652

Net loss per share, basic and diluted	$(2.10)	$(1.22)	$(0.83)

Potentially dilutive common shares that were excluded from the computation of diluted net loss per share because they were anti-dilutive consist of the following:

	Year ended December 31,
	2022	2021	2020
Common stock options	3,904,080	3,567,207	3,704,444
Restricted common stock units	257,075	350,195	675,572
Restricted common stock awards	23,886	14,934	123,191
Convertible note, if converted	3,601,533	—	—
Total	7,786,574	3,932,336	4,503,207

In the table above, the potential dilutive shares from common stock options, restricted common stock units, restricted common stock awards, and the convertible note were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented. The Company excludes the shares issued in connection with restricted stock awards from the calculation of basic weighted average common shares outstanding until the restrictions lapse.

For each of the years ended December 31, 2022, 2021 and 2020, there was no dilutive impact of the common stock options, RSUs, and restricted stock awards.

(18) Income Taxes

The Company incurred net operating losses and recorded a full valuation allowance against net deferred assets for all periods presented. Accordingly, the Company has not recorded a provision for federal or state income taxes.

The reconciliation between the U.S. statutory income tax rate and the Company’s effective rate consists of the following:

	Year Ended December 31,
	2022	2021	2020
U.S. federal income tax statutory rate	21%	21%	21%
Permanent differences	1%	10%	2%
State tax, net of federal benefit	5%	5%	4%
Changes in valuation allowance for deferred tax assets	(27)%	(35)%	(26)%
Stock-based compensation	—%	—%	(1)%
Expiring net operating losses	—%	(1)%	(1)%
Other	—%	0%	1%
Effective tax rate	—	—	—

The tax effects of temporary differences between financial statement and tax accounting that gave rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2022 and 2021 are presented below:

	December 31,
	2022	2021
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$81,943	$68,867
Stock-based compensation	6,677	5,539
Operating lease liabilities	4,065	3,869
Capitalized research and development	3,916	—
Tax credit carryforwards	448	315
Reserves and accruals	3,160	1,904
Interest expense limitation	1,257	356
Total gross deferred tax assets	101,466	80,850
Deferred tax liabilities:
Depreciation	(1,879)	(2,257)
Operating lease right-of-use assets	(3,081)	(3,436)
Total deferred tax liabilities	(4,960)	(5,693)
Total deferred tax assets and liabilities	96,506	75,157
Valuation allowance	(96,506)	(75,157)
Net deferred tax asset	$—	$—

The net change in the valuation allowance for the year ended December 31, 2022, was an increase of $21.3 million. The Company has recorded a full valuation allowance against its deferred tax assets due to the uncertainty associated with the utilization of the net operating loss carryforwards and other future deductible items. In assessing the realizability of deferred tax assets, the Company considers all available evidence, historical and prospective, with greater weight given to historical evidence, in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the Company’s deferred tax assets generally is dependent upon generation of future taxable income.

At December 31, 2022, the Company had $348.0 million of net operating losses available to offset future federal income, if any, of which $194.6 million expire on various dates through December 31, 2037. Net operating losses of $153.4 million generated from 2018 through 2022 have an unlimited carryforward.

At December 31, 2022, the Company had $153.3 million of apportioned net operating losses available to offset future state taxable income, if any, and which begin to expire at various dates between 2023 and 2042.

For each of the years ended December 31, 2022, 2021, and 2020, the Company did not have any material unrecognized tax benefits and thus no interest and penalties related to unrecognized tax benefits were recorded. In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next twelve months.

The Company files a federal income tax return in the United States and income tax returns in various state and foreign jurisdictions. All tax years are open for examination by the taxing authorities for both federal and state purposes.

The Tax Cuts and Jobs Act (“TCJA”) requires taxpayers to capitalize and amortize research and development (“R&D”) expenditures under section 174 for tax years beginning after December 31, 2021. This rule became effective for the Company during 2022 and resulted in capitalized R&D costs of $16.9 million as of December 31, 2022. The Company will amortize these costs for tax purposes over 5 years for R&D performed in the U.S. and over 15 years for R&D performed outside the U.S. In 2022, all R&D was performed in the U.S.

(19) Segment Information

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

Summarized below are the Revenue and Segment Operating Profit for each reporting segment:

	Year Ended		Year Ended
	Revenue		Segment Operating Profit (Loss)
	December 31		December 31
	2022	2021	2022	2021
	(In thousands)
Energy industrial	$124,807	$114,958	$18,844	$14,486
Thermal barrier	55,557	6,664	(13,868)	(4,549)
Total	$180,364	$121,622	$4,976	$9,937
Corporate expenses			84,221	50,536
Operating loss			(79,245)	(40,599)
Other expense, net			(3,493)	3,505
Net loss			$(82,738)	$(37,094)

	Year Ended
	Depreciation Expense
	December 31,
	2022	2021
	(In thousands)
Energy industrial	$8,476	$9,440
Thermal barrier	746	—
Consolidated depreciation expense	$9,222	$9,440

	Total Assets
	December 31,
	2022	2021
	(In thousands)
Energy industrial	$94,415	$70,243
Thermal barrier	39,320	4,492
Total assets of reportable segments	133,735	74,735
Construction in progress	209,050	13,457
All other corporate assets	300,631	94,763
	$643,416	$182,954

(20) Subsequent Events

The Company has evaluated subsequent events through March 16, 2023, the date of issuance of the consolidated financial statements for the year ended December 31, 2022.

On March 10, 2023, the Federal Deposit Insurance Corporation (the “FDIC”) took control of Silicon Valley Bank (“SVB”) and created the National Bank of Santa Clara to hold the deposits of SVB after SVB was unable to continue their operations. As of March 10, 2023, we held approximately $233.2 million of our cash and cash equivalents and restricted cash at SVB and approximately €1.8 million of our cash at Silicon Valley Bank UK Limited, the UK affiliate of SVB.

On March 12, 2023, a joint statement was released by the Federal Reserve, the Department of the Treasury and Federal Deposit Insurance Corporation (FDIC) stating all deposit accounts will be guaranteed. The Company did not have any other material relationships with SVB. The Company does not anticipate a material impact on its financial condition or operations.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Year	Charges to Costs and Expenses (a)	Recoveries of Costs and Expenses (b)	Deductions to Allowances for Uncollectible Accounts (c)	Charges to (Deductions from) Other Accounts (d)	Balance at End of Year
Year Ended December 31, 2022:
Allowances for uncollectible accounts and sales returns and allowances	$150	115	—	—	(10)	$255
Year Ended December 31, 2021:
Allowances for uncollectible accounts and sales returns and allowances	$442	(85)	(208)	—	—	$150
Year Ended December 31, 2020:
Allowances for uncollectible accounts and sales returns and allowances	$144	325	—	—	(27)	$442

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

As of December 31, 2022, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In May 2022, we began the implementation of a new enterprise resource planning, or the ERP system. As part of the implementation plan, management has considered the impact of the new ERP system on its operations and internal controls structure. During the quarter ended September 30, 2022, management performed assessments of the conversion, including an analysis to determine if the access and privileges granted to users were appropriately segregated. As a result of these assessments, we identified the following control deficiencies:

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

These control deficiencies did not result in a known misstatement of the Company’s interim financial statements. However, these control deficiencies could have resulted in material misstatements in our interim financial statements and disclosures, which then may not have been prevented or detected. Therefore, management has concluded that these control deficiencies in aggregate constituted a material weakness in our control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In order to remediate the identified material weakness and enhance our internal controls, during the year ended December 31, 2022, we adjusted access and privileges to provide for appropriate segregation of duties in the performance of internal controls over financial reporting. We also designed and implemented monitoring controls to detect changes within the system, which would impact financial reporting. As a result of these steps, management concluded that the material weakness was remediated as of December 31, 2022. Consequently, management, including our principal executive officer and principal financial officer, concluded that the Consolidated Financial Statements included in this Annual Report on Form 10-K were prepared in accordance with U.S. GAAP and fairly present in all material respects the Company’s financial condition, results of operations and cash flow for the periods presented.

Based on such evaluation and the remediation of the material weakness, our principal executive officer and principal financial officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2013).

Based on our assessment, management believes that, as of December 31, 2022, the Company’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an audit report on our assessment of our internal control over financial reporting. This report appears further below in this Item 9A.

(c) Changes in Internal Controls. There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, identified in connection with the evaluation of such internal control that occurred during the fourth quarter of the last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than those discussed in this Item 9A.

Item 9B. OTHER INFORMATION

Not applicable.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Delinquent Section 16(a) Reports,” and “Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation,” “Compensation Discussion and Analysis,” “Pay Versus Performance,” “Management and Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Risks Related to Compensation Practices and Policies” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 15(a). The following documents are filed as part of this Annual Report on Form 10-K:

Item 15(a)(1). The following consolidated financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Operations for the Years Ended December 31, 2022, 2021, and 2020

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2022, 2021 and 2020

Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020

Notes to Consolidated Financial Statements

Item 15(a)(2). The following financial statements schedule is included in Part II, Item 8:

Schedule II – Valuation and Qualifying Accounts

All other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3). Exhibits:

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Restated Certificate of Incorporation of the Registrant, as filed with the Secretary of State of the State of Delaware on June 18, 2014.		Form 8-K (Exhibit 3.2)	6/19/14	001-36481

3.2	Restated Bylaws of Aspen Aerogels, Inc.		Form 8-K (Exhibit 3.3)	6/19/14	001-36481

4.1	Form of common stock certificate.		Amendment No. 1 to Form S-1 (Exhibit 4.1)	5/14/14	333-195523

4.2	Description of Securities.		Form 10-K (Exhibit 4.3)	3/6/20	001-36481

4.3	Form of Note (including Indenture incorporated by reference therein).		Form 8-K (Exhibit 4.1)	2/17/22	001-36481

4.4	Amendment No. 1 to Convertible Senior PIK Toggle Notes due 2027, dated November 28, 2022.		Form 8-K (Exhibit 4.3)	11/29/22	001-36481

10.1	2001 equity incentive plan, as amended. +		Form S-1 (Exhibit 10.1.1)	4/28/14	333-195523

10.2	Form of incentive stock option agreement granted under 2001 equity incentive plan, as amended.+		Form S-1 (Exhibit 10.1.2)	4/28/14	333-195523

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.3	Form of 2013 incentive stock option agreement for options issued in exchange for the forfeiture of options granted under 2001 equity incentive plan, as amended.+		Form S-1 (Exhibit 10.1.3)	4/28/14	333-195523

10.4	Form of 2013 performance-based incentive stock option agreement granted under 2001 equity incentive plan, as amended.+		Form S-1 (Exhibit 10.1.4)	4/28/14	333-195523

10.5	Form of non-qualified stock option agreement granted under 2001 equity incentive plan, as amended.+		Form S-1 (Exhibit 10.1.5)	4/28/14	333-195523

10.6	Form of 2013 non-qualified stock option agreement for options issued in exchange for the forfeiture of options granted under 2001 equity incentive plan, as amended.+		Form S-1 (Exhibit 10.1.6)	4/28/14	333-195523

10.7	Form of 2013 performance-based non-qualified stock option agreement granted under 2001 equity incentive plan, as amended.+		Form S-1 (Exhibit 10.1.7)	4/28/14	333-195523

10.8	Form of 2013 independent director stock option agreement for options issued in exchange for the forfeiture of options granted under 2001 equity incentive plan, as amended.+		Form S-1 (Exhibit 10.1.8)	4/28/14	333-195523

10.9	Form of 2013 performance-based independent director stock option agreement granted under 2001 equity incentive plan, as amended.+		Form S-1 (Exhibit 10.1.9)	4/28/14	333-195523

10.10	2014 employee, director and consultant equity incentive plan. +		Form S-8 (Exhibit 99.10)	8/13/14	333-198124

10.11	Form of stock option agreement granted under 2014 employee, director and consultant equity incentive plan.+		Amendment No. 1 to Form S-1 (Exhibit 10.2.2)	5/14/14	333-195523

10.12	Form of restricted stock unit agreement for executive officers under 2014 employee, director and consultant equity incentive plan. +		Form 10-Q (Exhibit 10.3)	11/7/14	001-36481

10.13	Form of restricted stock agreement for directors under 2014 employee, director and consultant equity incentive plan. +		Amendment No. 1 to Form S-1 (Exhibit 10.2.3)	5/14/14	333-195523

10.14	Multi-tenant industrial net lease, dated August 20, 2001, by and between the Registrant and Cabot II — MA1M03, LLC (as successor landlord to TMT290 Industrial Park, Inc.), as amended.		Form S-1 (Exhibit 10.3)	4/28/14	333-195523

10.14.1	First Amendment to Lease, dated December 22, 2021, by and between the Registrant and G&I IX Forbes Whitney, LLC.		Form 10-K (Exhibit 10.14.1)	3/1/22	001-36481

10.15	Form of Performance-Based Restricted Stock Agreement for certain employees +		Form 10-Q (Exhibit 10.2)	8/4/22	001-36481

10.16	Loan Agreement, dated November 28, 2022, by and between the Registrant, Aspen Aerogels Georgia LLC, Aspen Aerogels Rhode Island, LLC and General Motors Holdings LLC.		Form 8-K (Exhibit 10.1)	11/29/22	001-36481

10.17	Executive Agreement, dated as of January 4, 2022, by and between the Registrant and Donald R. Young. +		Form 10-K (Exhibit 10.17.4)	3/1/22	001-36481

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.18	Form of executive agreement, dated as of January 4, 2022, by and between the Registrant and each of Messrs. Fairbanks and Whitaker. +		Form 10-K (Exhibit 10.18.1)	3/1/22	001-36481

10.18.1	Separation Agreement, dated March 29, 2022, by and between the Registrant and John F. Fairbanks.+		Form 10-Q (Exhibit 10.8)	5/10/22	001-36481

10.18.2	Consulting Agreement, dated March 29, 2022, by and between the Registrant and John F. Fairbanks.+		Form 10-Q (Exhibit 10.9)	5/10/22	001-36481

10.18(3)	Executive Employment Agreement, dated January 1, 2023, by and between the Registrant and Ricardo C. Rodriguez.+	X

10.18(4)	Executive Employment Agreement, dated January 1, 2023, by and between the Registrant and Kelley Conte.+	X

10.18(5)	Executive Employment Agreement, dated January 1, 2023, by and between the Registrant and Gregg Landes.+	X

10.18(6)	Executive Employment Agreement, dated March 25, 2022, by and between the Registrant and Virginia H. Johnson.+	X

10.18(7)	Executive Employment Agreement, dated January 1, 2023, by and between the Registrant and Keith Schilling.+	X

10.18(8)	Executive Employment Agreement, dated January 1, 2023, by and between the Registrant and Corby Whitaker.+	X

10.19	Bonus plan. +		Amendment No. 2 to Form S-1 (Exhibit 10.15)	5/22/14	333-195523

10.20	Form of participation letter of executive officers under bonus plan. +		Form 10-K (Exhibit 10.23)	3/2/17	001-36481

10.21	Non-Employee Director Compensation Policy. +		Form 10-Q (Exhibit 10.13)	5/10/22	001-36481

10.22	Compensation Recoupment Policy.		Form 10-K (Exhibit 10.25)	3/8/19	001-36481

10.23	Cross license agreement dated as of April 1, 2006 by and between Cabot Corporation and the Registrant, as amended.*		Form S-1 (Exhibit 10.17)	4/28/14	333-195523

10.24	Form of indemnification agreement with directors and certain officers. +		Amendment No. 1 to Form S-1 (Exhibit 10.18)	5/14/14	333-195523

10.25	Inducement Agreement, dated as of February 17, 2022, by and among Aspen Aerogels Georgia, LLC, the Development Authority of Bulloch County, the City of Statesboro, and Bulloch County, Georgia.		Form 10-Q (Exhibit 10.1)	5/10/22	001-36481

10.26	PILOT Agreement, dated as of February 17, 2022, by and among Aspen Aerogels Georgia, LLC and the Development Authority of Bulloch County.		Form 10-Q (Exhibit 10.3)	5/10/22	001-36481

10.27

Performance and Accountability Agreement, dated as of February 17, 2022, by and among Aspen Aerogels Georgia, LLC, the Development Authority of Bulloch County, and the Georgia Department of Community Affairs.

			Form 10-Q (Exhibit 10.4)	5/10/22	001-36481

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.28	Securities Purchase Agreement, dated February 15, 2022, by and between the Registrant and Wood River Capital, LLC.		Form 8-K (Exhibit 10.2)	2/17/22	001-36481

10.29	Memorandum of Understanding, dated as of February 17, 2022, by and between Aspen Aerogels Georgia, LLC, the Development Authority of Bulloch County and the Georgia Department of Economic Development.		Form 10-Q (Exhibit 10.2)	5/10/22	001-36481

10.30

Sales Agreement, dated March 16, 2022, by and among the Registrant, Cowen and Company, LLC and Piper Sandler & Co. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed on March 16, 2022).

			Form 10-Q (Exhibit 10.5)	5/10/22	001-36481

10.31	Supply Agreement, dated February 3, 2021, by and between the registrant and Silbond Corporation.*		Form 10-Q (Exhibit 10.1)	5/4/21	001-36481

10.32	Securities Purchase Agreement, dated June 29, 2021, by and between the Registrant and Spring Creek Capital, LLC.		Form 8-K (Exhibit 10.1)	6/30/21	001-36481

10.33	Performance-Based Restricted Stock Agreement, dated as of June 29, 2021, by and between the Registrant and Donald R. Young. +		Form 10-Q (Exhibit 10.3)	8/4/21	001-36481

10.34	Note Purchase Agreement, dated February 15, 2022, by and between the Registrant and Wood River Capital, LLC.		Form 8-K (Exhibit 10.1)	2/17/22	001-36481

10.34.1	Amendment to Note Purchase Agreement, dated November 28, 2022, by and between the Registrant and Wood River Capital, LLC.		Form 8-K (Exhibit 10.12)	11/29/22	001-36481

14.1	Code of business conduct and ethics.		Form 10-K (Exhibit 14.1)	3/6/20	001-36481

21.1	Subsidiaries of the Registrant.	X

23.1	Consent of KPMG LLP.	X

31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.	X

32	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

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

ASPEN AEROGELS, INC.

Date: March 16, 2023	By:	/s/ Donald R. Young
Donald R. Young
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Donald R. Young Donald R. Young	President, Chief Executive Officer and Director (principal executive officer)	March 16, 2023

/s/ Ricardo C. Rodriguez Ricardo C. Rodriguez	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 16, 2023

/s/ William P. Noglows William P. Noglows	Chairperson of the Board	March 16, 2023

/s/ Rebecca B. Blalock Rebecca B. Blalock	Director	March 16, 2023

/s/ James E. Sweetnam James E. Sweetnam	Director	March 16, 2023

/s/ Kathleen M. Kool Kathleen M. Kool	Director	March 16, 2023

/s/ Steven R. Mitchell Steven R. Mitchell	Director	March 16, 2023

/s/ Mark L. Noetzel Mark L. Noetzel	Director	March 16, 2023

/s/ Richard F. Reilly Richard F. Reilly	Director	March 16, 2023