Form 10-Q
period 2023-03-31
ASPEN AEROGELS INC
filed 2023-05-04
CIK 1145986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 4, 2023, the registrant had 70,110,751 shares of common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ASPEN AEROGELS, INC.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2023	2022
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$207,539	$281,335
Restricted cash	629	1,226
Accounts receivable, net of allowances of $346 and $255	47,280	57,350
Inventories	27,007	22,538
Prepaid expenses and other current assets	13,581	7,236
Total current assets	296,036	369,685
Property, plant and equipment, net	312,068	259,223
Operating lease right-of-use assets	10,218	11,990
Other long-term assets	2,410	2,518
Total assets	$620,732	$643,416
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$52,822	$54,728
Accrued expenses	9,763	16,003
Deferred revenue	3,974	5,846
Operating lease liabilities	2,267	2,368
Total current liabilities	68,826	78,945
Convertible note - related party	106,416	103,580
Operating lease liabilities long-term	12,948	13,456
Total liabilities	188,190	195,981
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value; 125,000,000 shares authorized, 70,069,160 and 69,994,963 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	1,077,129	1,075,226
Accumulated deficit	(644,587)	(627,791)
Total stockholders’ equity	432,542	447,435
Total liabilities and stockholders’ equity	$620,732	$643,416

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
	(In thousands, except share and per share data)

Revenue	$45,586	$38,407
Cost of revenue	40,500	40,195
Gross profit (loss)	5,086	(1,788)
Operating expenses:
Research and development	4,099	3,592
Sales and marketing	7,713	6,018
General and administrative	12,182	7,226
Total operating expenses	23,994	16,836
Loss from operations	(18,908)	(18,624)
Other income (expense)
Interest expense, convertible note - related party	(275)	(819)
Interest income (expense), net	2,387	(41)
Total other income (expense), net	2,112	(860)
Net loss	$(16,796)	$(19,484)
Net loss per share:
Basic and diluted	$(0.24)	$(0.59)
Weighted-average common shares outstanding:
Basic and diluted	69,162,739	32,940,040

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Preferred Stock $0.00001 Par Value		Common Stock $0.00001 Par Value		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Value	Shares	Value
Balance at December 31, 2022	—	$—	69,994,963	$—	$1,075,226	$(627,791)	$447,435
Net loss	—	—	—	—	—	(16,796)	(16,796)
Stock compensation expense	—	—	—	—	2,267	—	2,267
Vesting of restricted stock units	—	—	71,643	—	(385)	—	(385)
Proceeds from employee stock option exercises	—	—	2,554	—	21	—	21
Balance at March 31, 2023	—	$—	70,069,160	$—	$1,077,129	$(644,587)	$432,542

	Preferred Stock $0.00001 Par Value		Common Stock $0.00001 Par Value		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Value	Shares	Value
Balance at December 31, 2021	—	$—	33,218,115	$—	$673,461	$(545,053)	$128,408
Net loss	—	—	—	—	—	(19,484)	(19,484)
Stock compensation expense	—	—	—	—	1,828	—	1,828
Vesting of restricted stock units	—	—	166,211	—	(2,315)	—	(2,315)
Proceeds from employee stock option exercises	—	—	4,681	—	38	—	38
Proceeds from at-the-market offering, net of commissions of $729 and issuance costs of $318	—	—	737,288	—	23,272	—	23,272
Proceeds from private placement of common stock, net of fees and issuance costs of $136	—	—	1,791,986	—	49,864	—	49,864
Balance at March 31, 2022	—	$—	35,918,281	$—	$746,148	$(564,537)	$181,611

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net loss	$(16,796)	$(19,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,704	2,128
Accretion of interest on convertible note - related party	—	819
Amortization of convertible note issuance costs	9	4
Amortization of debt discount due to modification of convertible note – related party	266	—
Provision for bad debt	99	(5)
Stock-compensation expense	2,267	1,828
Reduction in the carrying amount of operating lease right-of-use assets	632	570
Changes in operating assets and liabilities:
Accounts receivable	9,971	(4,102)
Inventories	(4,469)	(3,518)
Prepaid expenses and other assets	(5,097)	(374)
Accounts payable	(5,516)	3,063
Accrued expenses	(6,240)	(3,082)
Deferred revenue	(1,872)	(120)
Operating lease liabilities	(609)	(556)
Net cash used in operating activities	(24,651)	(22,829)
Cash flows from investing activities:
Capital expenditures	(49,378)	(14,504)
Net cash used in investing activities	(49,378)	(14,504)
Cash flows from financing activities:
Proceeds from issuance of convertible note related party	—	100,000
Issuance costs from convertible note	—	(185)
Proceeds from employee stock option exercises	21	38
Payments made for employee restricted stock tax withholdings	(385)	(2,315)
Proceeds from at-the-market offering, net of commissions of $729	—	23,590
Fees and issuance costs from at-the-market offering	—	(318)
Proceeds from private placement of common stock	—	50,000
Fees and issuance costs from private placement of common stock	—	(136)
Repayment of prepayment liability	—	(4,728)
Net cash provided by financing activities	(364)	165,946
Net increase in cash, cash equivalents and restricted cash	(74,393)	128,613
Cash, cash equivalents and restricted cash at beginning of period	282,561	76,564
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$208,168	$205,177
Supplemental disclosures of cash flow information:
Interest paid	$—	$52
Supplemental disclosures of non-cash activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$68
Capitalized interest	$2,561	$—
Changes in accrued capital expenditures	$3,610	$9,566

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

Liquidity

During the three months ended March 31, 2023, the Company incurred a net loss of $16.8 million, used $24.7 million of cash in operations and used $49.4 million of cash for capital expenditures. The Company had unrestricted cash and cash equivalents of $207.5 million as of March 31, 2023.

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

The Company expects its existing cash balance will be sufficient to support current operating requirements, current research and development activities and the capital expenditures required to support the evolving commercial opportunity in the electric vehicle market and other strategic business initiatives. However, the Company plans to supplement its cash balance with equity financings, debt financings, customer prepayments, or government grant and loan programs to provide the additional capital necessary to purchase the capital equipment, construct the new facilities, establish the operations and complete the aerogel capacity expansions required to support these evolving commercial opportunities and strategic business initiatives.

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2022 (the Annual Report), filed with the U.S. Securities and Exchange Commission on March 16, 2023.

In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments that are of a normal recurring nature and necessary for the fair statement of the Company’s financial position as of March 31, 2023 and the results of its operations and stockholders’ equity for the three months ended March 31, 2023 and 2022 and the cash flows for the three-month periods then ended. The Company has evaluated subsequent events through the date of this filing.

The Company’s results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or any other period.

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

In April 2022, the Company engaged Prodensa Servicios de Consultora to establish OPE Manufacturer Mexico S de RL de CV, a maquiladora located in Mexico with the express purposes of manufacturing thermal barrier PyroThin products and ultimately constructing an automated fabrication facility for PyroThin. OPE is currently owned by Prodensa, which charges a management fee though there is an option for OPE to be purchased by the Company after a period of 18 months. During the period between inception and the purchase option, OPE operations are consolidated within the Company financial statements as of and for the quarter ended March 31, 2023.

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

In light of the recent failure of Silicon Valley Bank and other regional banks, the Company continues to establish commercial banking relationships with additional large financial institutions.

Restricted Cash

As of March 31, 2023, the Company had $0.6 million of restricted cash to support its outstanding letters of credit to secure obligations under certain commercial contracts and other obligations.

Concentration of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of accounts receivable. The Company’s customers are primarily insulation distributors, insulation contractors, insulation fabricators and select energy and automotive end-users located throughout the world. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral to secure accounts receivable. The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of accounts receivable. The Company reviews the allowance for doubtful accounts quarterly. During the three months ended March 31, 2023, the Company recorded an increase for estimated customer uncollectible accounts receivable of less than $0.1 million. During the three months ended March 31, 2022, the Company recorded a reduction for estimated customer uncollectible accounts receivable of less than $0.1 million.

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

During the three months ended March 31, 2023, the Company granted 326,642 restricted common stock units (RSUs) with an aggregate grant date fair value of $3.2 million and non-qualified stock options (NSOs) to purchase 501,472 shares of common stock with an aggregate grant date fair value of $3.2 million to employees under the 2014 Employee, Director, and Consultant Equity Incentive Plan (the 2014 Equity Plan). The RSUs and NSOs granted to employees will vest over a three-year period.

Stock-based compensation is included in cost of revenue or operating expenses, as applicable, and consists of the following:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Cost of product revenue	$134	$156
Research and development expenses	30	224
Sales and marketing expenses	314	324
General and administrative expenses	1,789	1,124
Total stock-based compensation	$2,267	$1,828

Pursuant to the “evergreen” provisions of the 2014 Equity Plan, the number of shares of common stock authorized for issuance under the plan automatically increased by 926,219 shares to 10,121,994 shares effective January 1, 2023.

As of March 31, 2023, 4,789,058 shares of common stock were reserved for issuance upon the exercise or vesting of outstanding stock-based awards granted under the 2014 Equity Plan and 2001 Equity Incentive Plan, as amended (the 2001 Equity Plan). Any cancellations or forfeitures of the options outstanding under the 2001 Equity Plan will result in the shares reserved for issuance upon exercise of such options becoming available for grant under the 2014 Equity Plan. As of March 31, 2023, the Company has either reserved in connection with statutory tax withholdings or issued a total of 4,797,111 shares under the 2014 Equity Plan. As of March 31, 2023, there were 535,825 shares of common stock available for future grant under the 2014 Equity Plan.

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

The Company recorded warranty expense related to its thermal barrier products of less than $0.1 million during each of three months ended March 31, 2023 and 2022.

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

Standards Implemented Since December 31, 2022

The Company has not implemented any accounting standards that had a material impact on its consolidated financial statements during the three months ended March 31, 2023.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. The Company did not have any contracts outstanding at December 31, 2022 and did not enter into any contracts during the three months ended March 31, 2023 that contained a significant financing component.

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

The Company estimates the amount of its sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related revenue is recognized. The Company currently estimates return liabilities using historical rates of return, current quarter credit sales, and specific items of exposure on a contract-by-contract basis. Sales return reserves were approximately $0.1 million at both March 31, 2023 and December 31, 2022.

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

Thermal Barriers

The Company supplies fabricated, multi-part thermal barriers for use in battery packs in the electric vehicle market. These thermal barriers are customized to meet customer specifications. Thermal barrier products typically have no alternative use and may contain an enforceable right to payment. Under the provisions of ASC 606, the Company may recognize revenue at a point in time when transfer of the control of the products is passed to the customer, or over time utilizing the input method. The timing of revenue recognition is assessed on a contract-by-contract basis. During the three months ended March 31, 2023 and 2022, the Company recognized revenue of $11.7 million and $7.6 million, respectively, from thermal barrier contracts.

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical region and source of revenue:

	Three Months Ended March 31,
	2023			2022
	U.S.	International	Total	U.S.	International	Total
	(In thousands)
Geographical region
Asia	$—	$11,784	$11,784	$—	$7,324	$7,324
Canada	—	324	324	—	860	860
Europe	—	5,412	5,412	—	3,911	3,911
Latin America	—	1,624	1,624	—	1,606	1,606
U.S.	26,442	—	26,442	24,706	—	24,706
Total revenue	$26,442	$19,144	$45,586	$24,706	$13,701	$38,407

Source of revenue
Energy industrial	$16,504	$17,371	$33,875	$18,275	$12,500	$30,775
Thermal barrier	9,938	1,773	11,711	6,431	1,201	7,632
Total revenue	$26,442	$19,144	$45,586	$24,706	$13,701	$38,407

Contract Balances

The following table presents changes in the Company’s contract assets and contract liabilities during the three months ended March 31, 2023:

	Balance at December 31, 2022	Additions	Deductions	Balance at March 31, 2023
	(In thousands)
Contract assets
Thermal barrier	$143	$—	$(143)	$—
Total contract assets	$143	$—	$(143)	$—
Contract liabilities
Deferred revenue
Energy industrial	$5,846	$2,036	$(3,908)	$3,974
Total contract liabilities	$5,846	$2,036	$(3,908)	$3,974

During the three months ended March 31, 2023, the Company recognized $2.8 million of revenue that was included in deferred revenue as of December 31, 2022.

A contract asset is recorded when the Company satisfies a performance obligation by transferring a promised good or service and has earned the right to consideration from its customer. These assets may represent a conditional right to consideration and are included within accounts receivable and other current assets on the consolidated balance sheets.

A contract liability is recorded when consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services under the terms of the contract. Contract liabilities are recognized as revenue after control of the products or services is transferred to the customer and all revenue recognition criteria have been met.

(4) Inventories

Inventories consist of the following:

	March 31,	December 31,
	2023	2022
	(In thousands)
Raw materials	$21,735	$19,877
Finished goods	5,272	2,661
Total	$27,007	$22,538

(5) Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	March 31,	December 31,	Useful
	2023	2022	life
	(In thousands)
Construction in progress	$259,194	$209,056	—
Buildings	24,016	24,016	30 years
Machinery and equipment	139,720	136,607	3-10 years
Computer equipment and software	10,333	10,239	3 years
Leasehold improvements	11,325	9,226	Shorter of useful life or lease term
Total	444,588	389,144
Accumulated depreciation	(132,520)	(129,921)
Property, plant and equipment, net	$312,068	$259,223

Depreciation expense was $2.7 million and $2.1 million for the three months ended March 31, 2023 and 2022, respectively.

Construction in progress totaled $259.2 million and $209.1 million at March 31, 2023 and December 31, 2022, respectively. The balance at March 31, 2023 and December 31, 2022 included engineering designs and construction costs totaling $204.2 million and $164.5 million, respectively, for a planned aerogel manufacturing facility in Bulloch County, Georgia. Capitalized interest totaled $2.6 million and $2.7 million at March 31, 2023 and December 31, 2022, respectively.

(6) Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2023	2022
	(In thousands)
Employee compensation	$6,705	$12,467
Other accrued expenses	3,058	3,536
Total	$9,763	$16,003

(7) Related Party Transactions

Convertible Note

During the year ended December 31, 2022, the Company issued a $100.0 million aggregate principal amount convertible note to Wood River Capital, LLC, an entity affiliated with Koch Disruptive Technologies, LLC (the 2022 Convertible Note). Refer to note 8 for more information.

During the three months ended March 31, 2023, the Company incurred $2.6 million of interest from the 2022 Convertible Note, and capitalized $2.6 million as part of the construction in progress for the planned manufacturing facility in Bulloch County, Georgia.

On November 28, 2022, the Company entered into an amendment to the 2022 Convertible Note, or the Convertible Note Amendment, to reduce the initial Conversion Price (as defined in the 2022 Convertible Note) by $5.00 per share from $34.936625 per share to $29.936625 per share, by increasing the initial Conversion Rate (as defined in the 2022 Convertible Note) from 28.623257 shares per $1,000 of Capitalized Principal Amount (as defined in the 2022 Convertible Note) to 33.400100 shares per $1,000 of Capitalized Principal Amount under the 2022 Convertible Note, subject to customary anti-dilution and other adjustments (as described in the Indenture, which governs the 2022 Convertible Note).

Other

During the three months ended March 31, 2023, the Company recorded costs of $4.6 million as a component of construction in progress in connection with the planned aerogel manufacturing facility in Bulloch County, Georgia in fees from Koch Project Solutions, LLC, an entity affiliated with Koch Disruptive Technologies, LLC for project management service.

(8) Convertible Note – Related Party

2022 Convertible Note

On February 15, 2022, the Company entered into a note purchase agreement (the Note Purchase Agreement) with Wood River Capital LLC, an entity affiliated with Koch Disruptive Technologies, LLC (Koch), relating to the issuance and sale to Koch of the 2022 Convertible Note in the aggregate principal amount of $100.0 million. The transactions contemplated by the Note Purchase Agreement closed on February 18, 2022 (the Issue Date). The maturity date of the 2022 Convertible Note is February 18, 2027, subject to earlier conversion, redemption, or repurchase.

The 2022 Convertible Note is a senior unsecured obligation of the Company and ranks equal in right of payment to all senior unsecured indebtedness of the Company, and will rank senior in right of payment to any indebtedness that is contractually subordinated to the 2022 Convertible Note.

In accordance with ASU 2020-06, the 2022 Convertible Note is accounted for as a single unit of account and consists of the following:

March 31,
2023

Convertible note, principal	$100,000
Payment in-kind	7,830
Accrued interest	2,561
Discount on convertible note, net of accumulated amortization	(3,831)
Debt issuance costs, net of accumulated amortization	(144)
Convertible note	$106,416

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

The Company estimated the fair value of the 2022 Convertible Notes is approximately $78.4 million as of March 31, 2023. However, as the Company has not elected to utilize the fair value option, it is carried at amortized cost of $106.4 million.

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

Accrued interest was $2.6 million as of March 31, 2023, of which debt issuance costs comprised of $0.1 million. The effective interest rate approximated the contract interest rate for the three months ended March 31, 2023. The Company amortized $0.3 million of the $4.1 million discount on the convertible note as of March 31, 2023 utilizing an effective interest rate of 10.7%.

Conversion Rights

On November 28, 2022, the Company entered into an amendment to the 2022 Convertible Note to reduce the initial Conversion Price by $5.00 per share from $34.936625 per share to $29.936625 per share, by increasing the initial Conversion Rate from 28.623257 shares per $1,000 of Capitalized Principal Amount to 33.400100 shares per $1,000 of Capitalized Principal Amount under the Convertible Note. Accordingly, the 2022 Convertible Note is convertible at the option of the holder at any time prior to the business day immediately preceding the maturity date at an initial conversion rate of 33.400100 shares of the Company’s common stock per $1,000 of capitalized principal. The effective conversion price is approximately $29.936625 per share (the Conversion Price). The Conversion Price is subject to adjustment upon the occurrence of certain dilutive events such as stock splits and combinations, stock dividends, mergers and spin-off. As of March 31, 2023, 3,687,070 shares of the Company’s common stock were issuable upon conversion of the 2022 Convertible Note. The Company has the right to settle conversions in shares of common stock, cash, or any combination thereof. If the closing price per share of the Company’s common stock on the New York Stock Exchange is at least 130% of the Conversion Price for 20 consecutive trading days, the Company may elect to convert the principal and accrued interest owing under the Notes, plus a make-whole amount equal to the sum of the present values of the remaining interest payments that would have otherwise been payable from the date of such conversion, redemption or repurchase, as applicable, through maturity (the Make-Whole Amount), into the Company’s common stock at the Conversion Price.

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

Embedded Derivatives

The Company determined that the Make-Whole feature of the 2022 Convertible Note requires bifurcation in accordance with Accounting Standards Codification 815, Derivatives and Hedging (ASC 815). Accordingly, the Company must separately account for the feature at fair value with changes in fair value reported in current period earnings. The fair value of the Make-Whole was determined to be immaterial as of February 18, 2022 and March 31, 2023.

(9) Commitments and Contingencies

Cloud Computing Agreement

The Company is party to a cloud computing agreement that is a service contract for enterprise resource planning software. During the year ended December 31, 2022, the Company amended the agreement to a new five-year term. As of March 31, 2023, the Company had $1.7 million of amortized costs related to implementation of the agreement that began to amortize during 2022. The capitalized implementation costs are classified on the consolidated balance sheets as follows:

	March 31,	December 31,
	2023	2022
	(In thousands)
Cloud computing costs included in other current assets	$420	$420
Cloud computing costs included in other assets	1,590	1,590
Amortization of cloud computing costs	(346)	(242)
Total capitalized cloud computing costs	$1,665	$1,768

Thermal Barrier Contracts

The Company is party to production contracts with General Motors to supply fabricated, multi-part thermal barriers (Barriers) for use in the battery system of its next-generation electric vehicles (Contracts). Pursuant to the Contracts, the Company is obligated to supply Barriers at fixed annual prices and at volumes to be specified by General Motors up to a daily maximum quantity through the respective terms of the agreements, which expire at various times from 2026 through 2034. While General Motors has agreed to purchase its requirement for Barriers from the Company for locations to be designated from time to time by General Motors, it has no obligation to purchase any minimum quantity of Barriers under the Contracts. In addition, General Motors may terminate the Contracts at any time and for any or no reason. All other terms of the Contracts are generally consistent with General Motors' standard purchase terms, including quality and warranty provisions customary in automotive industry.

Federal, State and Local Environmental Regulations

The Company is subject to federal, state and local environmental laws and regulations. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation. Penalties may be imposed for noncompliance.

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

Maturities of operating lease liabilities as of March 31, 2023 are as follows:

Year	Operating Leases
(In thousands)
2023 (excluding the three months ended March 31, 2023)	$2,888
2024	2,874
2025	2,638
2026	2,245
2027	1,899
Thereafter	12,042
Total lease payments	24,586
Less imputed interest	(9,371)
Total lease liabilities	$15,215

The Company incurred operating lease costs of $1.1 million and $0.8 million during the three months ended March 31, 2023 and 2022, respectively. Cash payments related to operating lease liabilities were $1.0 million and $0.8 million during the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, the weighted average remaining lease term for operating leases was 9.2 years. As of March 31, 2023, the weighted average discount rate for operating leases was 11.3%.

As of March 31, 2023, the Company had additional real estate leases that will commence during 2023 with total lease payments of $17.3 million and a weighted average lease term of 10.0 years.

As of March 31, 2023, the Company had no additional operating equipment leases that would commence during 2023.

(11) Net Loss Per Share

The computation of basic and diluted net loss per share consists of the following:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands, except share and per share data)
Numerator:
Net loss	$(16,796)	$(19,484)
Denominator:
Weighted average shares outstanding, basic and diluted	69,162,739	32,940,040
Net loss per share, basic and diluted	$(0.24)	$(0.59)

Potentially dilutive common shares that were excluded from the computation of diluted net loss per share because they were anti-dilutive consist of the following:

	Three Months Ended
	March 31,
	2023	2022
Common stock options	4,330,797	3,952,596
Restricted common stock units	458,262	253,691
Restricted common stock awards	857,933	476,550
Convertible note, if converted	3,687,070	2,886,426
Total	9,334,062	7,569,263

As the Company incurred a net loss for the three months ended March 31, 2023 and 2022, the potential dilutive shares from common stock options, restricted common stock units, restricted common stock awards, and the convertible note were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented. The Company excludes the shares issued in connection with restricted stock awards from the calculation of basic weighted average common shares outstanding until the restrictions lapse.

(12) Income Taxes

The Company incurred net operating losses and recorded a full valuation allowance against net deferred tax assets for all periods presented. Accordingly, the Company has not recorded a provision for federal or state income taxes.

(13) Segment Information

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

Summarized below are the Revenue and Segment Operating Profit for each reporting segment:

	Three Months Ended		Three Months Ended
	Revenue		Segment Operating Profit (Loss)
	March 31,		March 31,
	2023	2022	2023	2022
	(In thousands)
Energy industrial	$33,875	$30,775	$8,881	$2,997
Thermal barrier	11,711	7,632	(3,795)	(4,785)
Total	$45,586	$38,407	$5,086	$(1,788)
Corporate expenses			23,994	16,836
Operating loss			(18,908)	(18,624)
Other income (expense), net			2,112	(860)
Net loss			$(16,796)	$(19,484)

	Total Assets
	March 31,	December 31,
	2023	2022
	(In thousands)
Energy industrial	$99,126	$94,415
Thermal barrier	35,350	39,320
Total assets of reportable segments	134,476	133,735
Construction in progress	259,194	209,050
All other corporate assets	227,062	300,631
	$620,732	$643,416

(14) Subsequent Events

The Company has evaluated subsequent events through May 4, 2023, the date of issuance of the consolidated financial statements for the three months ended March 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (SEC) on March 16, 2023, which we refer to as the Annual Report.

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

Energy Industrial

We design, develop and manufacture innovative, high-performance aerogel insulation used primarily in the energy industrial and sustainable insulation materials markets. We believe our aerogel blankets deliver the best thermal performance of any widely used insulation product available on the market today and provide a combination of performance attributes unmatched by traditional insulation materials. Our end-user customers select our products where thermal performance is critical and to save money, improve resource efficiency, enhance sustainability, preserve operating assets and protect workers. Our insulation is used by oil producers and the owners and operators of refineries, petrochemical plants, liquefied natural gas facilities, power generating assets and other energy industrial. Our Pyrogel and Cryogel product lines have undergone rigorous technical validation by industry leading end-users and achieved significant market adoption. Our Spaceloft sustainable insulation materials are increasingly used by building owners to improve the energy efficiency and to enhance fire protection in buildings ranging from historic brownstones to modern high rises.

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

Manufacturing Operations

We manufacture our products using our proprietary technology at our facility in East Providence, Rhode Island. We have operated the East Providence facility since 2008 and have increased our capacity in phases to approximately $250.0 million in annual revenue. To meet expected growth in demand for our aerogel products in the electric vehicle market, we have been in the process of expanding our aerogel blanket capacity by constructing a second manufacturing plant in Bulloch County, Georgia. However, in order to manage the development of the second plant so that its increased capacity comes online in a manner that aligns with our current expectations as to demand from our EV customers, we are extending the timeframe for construction and commissioning of the second plant until such time as its capacity is supported by increased demand. In the meantime, and until we restart construction, we expect to be able to substantially reduce our planned capital expenditures for 2023 and 2024. At the same time, we believe that productivity improvements in our existing Rhode Island facility combined with supply of our energy industrial products from one or more contract manufacturers in China beginning in 2024 will permit us to achieve a target revenue capacity of approximately $550.0 million in 2024 and prior to the completion and start-up of the second plant. Nonetheless, there can be no assurance as to when we will restart construction on the second plant and we are in the process of determining what remaining or additional capital expenditures and other costs may result from the decision to extend the timeframe for construction of the second plant. There can also be no assurance that our contract manufacturing strategy of meeting the demand of our energy industrial customers with supply from one or more contract manufacturers in China will provide us with adequate manufacturing capacity or supply for that expected demand. Furthermore, if and when we restart construction on the second plant, further cost inflation and/or supply chain disruptions, as well as potential changes in the scope of the facilities, could lead to increases to our prior estimates for completion of the second plant.

Financial Summary

Our revenue for the three months ended March 31, 2023 was $45.6 million, which represented an increase of $7.2 million, or 19%, from $38.4 million for the three months ended March 31, 2022. Net loss for the three months ended March 31, 2023 was $16.8 million and net loss per share was $0.24. Net loss for the three months ended March 31, 2022 was $19.5 million and net loss per share was $0.59.

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

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Product shipments in square feet	8,183	8,163

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

The following table presents a reconciliation of net loss, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Net loss	$(16,796)	$(19,484)
Depreciation and amortization	2,704	2,129
Stock-based compensation(1)	2,267	1,828
Interest (income) expense	(2,112)	860
Adjusted EBITDA	$(13,937)	$(14,667)

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

Manufacturing expense is also a significant component of cost of revenue. Manufacturing expense includes labor, utilities, maintenance expense, and depreciation on manufacturing assets. Manufacturing expense also includes stock-based compensation of manufacturing employees and shipping costs. We expect that manufacturing expense will increase in absolute dollars and decrease as a percentage of revenue during 2023 due to increased staffing and spending levels in support of our thermal barrier business, including the start-up and operation of an automated fabrication facility in Monterrey, Mexico. We are also continuing to monitor the impact of engaging one or more contract manufacturers in China to supply our aerogel products for the energy industrial market beginning in 2024 on our manufacturing expense and cost of product revenue.

In total, we expect that cost of product revenue will increase in absolute dollars during 2023 versus 2022 and decrease as a percentage of revenue versus 2022 driven by the costs to support our expected higher run-rate revenue in future periods.

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

We expect our general and administrative expenses to increase as we add general and administrative personnel to support the anticipated growth of our business. We also expect that the patent enforcement actions, described in more detail under “Legal Proceedings” in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2022 and “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q, if protracted, could result in significant legal expense over the medium to long-term. We expect that our general and administrative expenses will increase in absolute dollars but decrease as a percentage of revenue in the longer term. In 2023, we expect such expenses will increase in both absolute dollars and as a percentage of revenue.

Interest Income (Expense), Convertible Note - Related Party

Interest expense, convertible note - related party is net of the capitalized interest related to the $100.0 million in aggregate principal amount of our Convertible Senior PIK Toggle Notes.

Interest Income (Expense), Net

Interest expense, net consists of interest expense related to our revolving credit facility and included interest earned on the cash balances invested in deposit accounts, money market accounts, and high-quality debt securities issued by the U.S. government. We terminated our revolving credit facility agreement on November 28, 2022.

Provision for Income Taxes

We have incurred net losses since inception and have not recorded benefit provisions for U.S. federal income taxes or state income taxes since the tax benefits of our net losses have been offset by valuation allowances due to the uncertainty associated with the utilization of net operating loss carryforwards.

Results of Operations

Three months ended March 31, 2023 compared to the three months ended March 31, 2022

The following tables set forth a comparison of the components of our results of operations for the periods presented:

Revenue

	Three Months Ended March 31,
	2023		2022		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Revenue:
Energy industrial	$33,875	74%	$30,775	80%	$3,100	10%
Thermal barrier	11,711	26%	7,632	20%	4,079	53%
Total revenue	$45,586	100%	$38,407	100%	$7,179	19%

Total revenue increased $7.2 million, or 19%, to $45.6 million for the three months ended March 31, 2023 from $38.4 million in the comparable period in 2022. The increase in total revenue was the result of an increase in both thermal barrier and energy industrial revenue.

The following chart sets forth energy industrial product shipments in square feet associated with recognized revenue, including revenue recognized over time utilizing the input method, for the periods presented:

	Three Months Ended March 31,		Change
	2023	2022	Amount	Percentage
Product shipments in square feet (in thousands)	8,183	8,163	20	0%

Energy industrial revenue increased by $3.1 million, or 10%, to $33.9 million for the three months ended March 31, 2023 from $30.8 million in the comparable period in 2022. This increase was driven by a more favorable mix of product shipments in the global petrochemical and refinery markets in Asia, project-based demand in the subsea market, offset, in part, by a decrease in the volume of shipments in the global petrochemical and refinery markets of North America and Europe.

Energy industrial revenue for the three months ended March 31, 2023 included $10.9 million to a North American distributor. Energy industrial revenue for the three months ended March 31, 2022 included $11.0 million to a North American distributor.

The average selling price per square foot of our energy industrial products increased by $0.37, or 10%, to $4.14 per square foot for the three months ended March 31, 2023 from $3.77 per square foot for the three months ended March 31, 2022. The increase in average selling price principally reflected the impact of a change in the mix of products sold. This increase in average selling price had the effect of increasing product revenue by $3.0 million for the three months ended March 31, 2023 from the comparable period in 2022.

In volume terms, energy industrial product shipments remained consistent at 8.2 million square feet for both of the three months ended March 31, 2023 and 2022.

Thermal barrier revenue was $11.7 million for the three months ended March 31, 2023 as compared to $7.6 million for the three months ended March 31, 2022. During the three months ended March 31, 2023 and 2022, thermal barrier revenue included $9.7 million and $6.1 million to a major U.S. automotive OEM, respectively.

Cost of Revenue

	Three Months Ended March 31,
	2023			2022			Change
		Percentage of Related	Percentage of Total		Percentage of Related	Percentage of Total
	Amount	Revenue	Revenue	Amount	Revenue	Revenue	Amount	Percentage
	($ in thousands)
Cost of revenue:
Energy industrial	$24,994	74%	55%	$27,778	90%	72%	$(2,784)	(10)%
Thermal barrier	15,506	132%	34%	12,417	163%	32%	3,089	25%
Total cost of revenue	$40,500	89%	89%	$40,195	105%	105%	$305	1%

Total cost of revenue increased $0.3 million, or 1%, to $40.5 million for the three months ended March 31, 2023 from $40.2 in the comparable period in 2022. The increase in total cost of revenue was the result of increases in thermal barrier cost of revenue, offset by a decrease in energy industrial cost of revenue.

Energy industrial cost of revenue decreased $2.8 million, or 10%, to $25.0 million for the three months ended March 31, 2023 from $27.8 million in the comparable period in 2022. The $2.8 million decrease was the result of a $1.6 million decrease in manufacturing and other operating costs and a $1.2 million decrease in material costs due to change in the product mix from the comparable period in 2022.

Thermal barrier cost of revenue increased $3.1 million to $15.5 million for the three months ended March 31, 2023 as compared to $12.4 million for the three months ended March 31, 2022. The $3.1 million increase was the result of a $4.2 million increase in manufacturing costs, offset by a $1.1 million decrease in material costs. The increase in manufacturing costs was driven by increases in depreciation and facility costs of $2.6 million and other manufacturing and operating costs of $1.6 million.

Gross Profit

	Three Months Ended March 31,
	2023		2022		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Gross profit:
Energy industrial	$8,881	26%	$2,997	10%	$5,884	196%
Thermal barrier	(3,795)	(32)%	(4,785)	(63)%	990	21%
Total gross (loss) profit	$5,086	11%	$(1,788)	(5)%	$6,874	384%

Gross profit increased by $6.9 million, or 384%, to $5.1 million for the three months ended March 31, 2023 from $(1.8) million in the comparable period in 2022. The increase in gross profit was the result of the $7.2 million increase in total revenue, offset, in part, by the $0.3 million increase in total cost of revenue. The increase in gross profit reflects the decrease in costs and additional resources to support our expected higher run-rate revenue in future periods for both our energy industrial and thermal barrier products from the comparable period in 2022.

Research and Development Expenses

	Three Months Ended March 31,
	2023		2022		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Research and development expenses	$4,099	9%	$3,592	9%	$507	14%

Research and development expenses increased by $0.5 million, or 14%, to $4.1 million for the three months ended March 31, 2023 from $3.6 million in the comparable period in 2022. The $0.5 million increase reflects an increase in depreciation expenses of $0.3 million and compensation and related costs of $0.2 million.

Research and development expenses as a percentage of total revenue were 9% for both the three months ended March 31, 2023 and 2022.

Sales and Marketing Expenses

	Three Months Ended March 31,
	2023		2022		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Sales and marketing expenses	$7,713	17%	$6,018	16%	$1,695	28%

Sales and marketing expenses increased by $1.7 million, or 28%, to $7.7 million for the three months ended March 31, 2023 from $6.0 million in the comparable period in 2022. The $1.7 million increase was principally the result of increases in compensation and related costs of $1.0 million, facility related expenditures of $0.4 million and other sales and marketing expenses of $0.3 million.

Sales and marketing expenses as a percentage of total revenue increased to 17% for the three months ended March 31, 2023 from 16% in the comparable period in 2022, due principally to the increase in compensation and related expenses associated with an increase in sales and business development personnel.

General and Administrative Expenses

	Three Months Ended March 31,
	2023		2022		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
General and administrative expenses	$12,182	27%	$7,226	19%	$4,956	69%

General and administrative expenses increased by $5.0 million, or 69%, to $12.2 million for the three months ended March 31, 2023 from $7.2 million in the comparable period in 2022. The $5.0 million increase was the result of increases in compensation and related costs of $3.8 million and professional services expenses of $1.2 million.

General and administrative expenses as a percentage of total revenue increased to 27% for the three months ended March 31, 2023 from 19% in the comparable period in 2022.

Interest Income (Expense), net

	Three Months Ended March 31,
	2023		2022		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Interest income (expense):
Interest (expense), related party	$(275)	(1)%	$(819)	(2)%	$544	(66)%
Interest income (expense), net	2,387	5%	(41)	—	2,428	NM
Total interest income (expense), net	$2,112	5%	$(860)	0%	$2,972	(346)%

Interest income (expense), net increased by $3.0 million to $2.1 million of interest income for the three months ended March 31, 2023 from $0.9 million of interest expense in the comparable period in 2022. The $3.0 million increase was the result of $2.4 million of interest income and a $0.6 million net impact of capitalized interest relating to our Convertible Note in the comparable period in 2022.

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

Our long-term financial projections anticipate revenue growth, increasing levels of gross profit, and improved cash flows from operations. To meet expected growth in demand for our aerogel products in the electric vehicle market, we have been in the process of expanding our aerogel blanket capacity by constructing a second manufacturing plant in Bulloch County, Georgia. However, in order to manage the development of the second plant so that its increased capacity comes online in a manner that aligns with our current expectations as to demand from our EV customers, we are extending the timeframe for construction and commissioning of the second plant until such time as its capacity is supported by increased demand. In the meantime, and until we restart construction, we expect to be able to substantially reduce our planned capital expenditures for 2023 and 2024. At the same time, we believe that productivity improvements in our existing Rhode Island facility combined with supply of our energy industrial products from one or more contract manufacturers in China beginning in 2024 will permit us to achieve a target revenue capacity of approximately $550.0 million in 2024 and prior to the completion and start-up of the second plant. Nonetheless, there can be no assurance as to when we will restart construction on the second plant and we are in the process of determining what remaining or additional capital expenditures and other costs may result from the decision to extend the timeframe for construction of the second plant. There can also be no assurance that our contract manufacturing strategy of meeting the demand of our energy industrial customers with supply from one or more contract manufacturers in China will provide us with adequate manufacturing capacity or supply for that expected demand. Furthermore, if and when we restart construction on the second plant, further cost inflation and/or supply chain disruptions, as well as potential changes in the scope of the facilities, could lead to increases to our prior estimates for completion of the second plant.

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

We believe that our March 31, 2023 cash and cash equivalents balance of $207.5 million will be sufficient to support current operating requirements, current research and development activities and the initial capital expenditures required to support the evolving commercial opportunities in the electric vehicle market and other strategic business opportunities.

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

Primary Sources of Liquidity

Our principal sources of liquidity are currently our cash and cash equivalents. Cash and cash equivalents consist primarily of cash, money market accounts, and sweep accounts on deposit with banks. As of March 31, 2023, we had $207.5 million of unrestricted cash and cash equivalents.

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

Analysis of Cash Flow

Net Cash Used in Operating Activities

During the three months ended March 31, 2023, we used $24.7 million in net cash in operating activities, as compared to the use of $22.8 million in net cash during the comparable period in 2022, an increase in the use of cash of $1.9 million. This increase in use of cash was the result of cash provided by net loss adjusted for non-cash items of $3.3 million and in net cash used by changes in operating assets and liabilities of $5.2 million.

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

Net Cash Used in Investing Activities

Net cash used in investing activities is for capital expenditures for machinery and equipment principally to improve the throughput, efficiency and capacity of our East Providence facility and engineering designs and construction costs for the planned aerogel manufacturing facility in Bulloch County, Georgia. Net cash used in investing activities for the three months ended March 31, 2023 and 2022 was $49.4 million and $14.5 million, respectively.

Net Cash Provided by Financing Activities

Net cash used in financing activities for the three months ended March 31, 2023 totaled $0.4 million and consisted of $0.4 million in cash used for payments made for employee tax withholdings associated with the vesting of restricted stock units, offset, in part, by less than $0.1 million in proceeds from employee stock option exercises.

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

Certain Factors That May Affect Future Results of Operations

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors, which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about: the expected future growth of the market for our aerogel products and our continued gain in market share, in particular in the electric vehicle market, the energy infrastructure insulation market, the lithium-ion battery thermal barrier markets, and other markets we target; our beliefs in the appropriateness of our assumptions, the accuracy of our estimates regarding expenses, loss contingencies, future revenues, revenue capacity, future profits, uses of cash, available credit, capital requirements, and the need for additional financing to operate our business, including to complete the planned construction and development of our second manufacturing facility in Bulloch County, Georgia, or fabrication operations in Monterrey, Mexico, and to fund our planned strategic business initiatives; the performance of our aerogel blankets; our expectation that we will be successful in obtaining, enforcing and defending our patents against competitors and that such patents are valid and enforceable; our belief that our products possess strong competitive advantages over traditional insulation materials, including the superior thermal performance and the thin, easy-to-use and durable blanket form of our products; our expectations regarding the investment to open a second manufacturing facility in Georgia, the extended construction and commissioning timeframe for the planned second manufacturing facility, our efforts to manage the construction of the second plant to align with our expectations of demand from EV customers, and our ability to complete the second plant; the anticipated capacity expansion as a result of the planned second manufacturing facility in Georgia, if it were to be completed; our estimates of annual production capacity; beliefs about the commercial potential for our technology in the electric vehicle market; beliefs about our ability to produce and deliver products to electric vehicle customers; beliefs about Aspen’s contracts with the major U.S. automotive manufacturer; our expectations about the size and timing of awarded business in the electric vehicle market, future revenues and profit margins, arising from our supply relationship and contract with automotive OEMs and our ability to win more business and increase revenue in the electric vehicle market; beliefs about the performance of our thermal barrier products in the battery systems of electric vehicles; the current or future trends in the energy, energy infrastructure, chemical and refinery, LNG, sustainable building materials, electric vehicle thermal barrier, electric vehicle battery materials or other markets and the impact of these trends on our business; our investments in the electric vehicle market and aerogel technology platform; our beliefs about the financial metrics that are indicative of our core performance; our expectations about the effect of manufacturing capacity on financial metrics such as Adjusted EBITDA; our expectations about future revenues, expenses, gross profit, net loss, loss per share and Adjusted EBITDA, sources and uses of cash, capital requirements and the sufficiency of our existing cash balance and available credit; our beliefs about the outcome, effects or estimated costs of current or potential litigation or their respective timing, including expected legal expense in connection with our patent enforcement actions; our expectations about future material costs and manufacturing expenses as a percentage of revenue, including the impact of engaging one or more contract manufacturers in China for supply of our energy industrial products; our expectation about the ability of the Chinese contract manufacturers that we engage to consistently supply the aerogel product that we order in a timely manner; our expectations of future gross profit and the effect of manufacturing expenses, manufacturing capacity and productivity on gross profit; our expectations about our resources and other investments in new technology and related research and development activities and associated expenses; our expectations about short and long term (a) research and development (b) general and administrative and (c) sales and marketing expenses; our expectations of revenue growth, increased gross profit, and improving cash flows over the long term; our intentions about managing capital expenditures and working capital balances; our expectations about potential sources of future financing; and our statements about the impact of major public health concerns, including the COVID-19 pandemic or other pandemics arising globally, and the future, and currently unknown extent of, the impact of the COVID-19 pandemic on our business and operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure results primarily from fluctuations in interest rates, as well as from inflation. In the normal course of business, we are exposed to market risks, including changes in interest rates which affect our cash flows. We may also face additional exchange rate risk in the future as we expand our business internationally.

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business. As of March 31, 2023, we had unrestricted cash and cash equivalents of $207.5 million. These amounts were held for working capital and capital expansion purposes and were invested primarily in deposit accounts, money market accounts, and high-quality debt securities issued by the U.S. government via cash sweep accounts at major financial institutions in North America. Due to the short-term nature of these investments, we believe that our exposure to changes in the fair value of our cash as a result of changes in interest rates is not material.

As of March 31, 2023, we had a convertible note outstanding with principal balance of $107.8 million. Our convertible note bears interest at the Secured Overnight Financing Rate (SOFR) plus 5.50% per annum if interest is paid in cash, or, if interest is paid in-kind as an increase in the principal amount of the outstanding note, at the SOFR plus 6.50% per annum. Under the terms of the investment, SOFR has a floor of 1% and a cap of 3%. Interest is paid semi-annually in arrears on June 30 and December 30. We, at our option, are permitted to settle each semi-annual interest payment in cash, in-kind, or any combination thereof.

As of March 31, 2023, we had $0.6 million of restricted cash to support our outstanding letters of credit to secure obligations under certain commercial contracts and other obligations. We terminated our revolving credit facility agreement on November 28, 2022.

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

As of March 31, 2023, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls.

During the three months ended March 31, 2023, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity, except as described in Part 1, Item 3. “Legal Proceedings” of our Annual Report on Form 10-K. Since the filing of our Form 10-K, there have been no material changes in our legal proceedings from those disclosed therein, other than as noted below.

On April 18, 2023, we filed a patent infringement complaint at the Seoul Central District Court and a petition for investigation of unfair trade practices in the Korea Trade Commission (KTC). The complaint and petition allege that Beerenberg Services AS, Beerenberg Korea Ltd., Bronx Holdings Pte. Ltd., and Bronx (China) Co., Ltd. (collectively, “Beerenberg”) have infringed several of our Korean patents in connection with the import and sale of certain aerogel products in Korea. The asserted patents include (a) Korean patents related to high performance reinforced aerogel compositions and (b) Korean counterparts of the patents previously successfully asserted against Nano Tech Co., Ltd. (“Nano”) and Guangdong Alison Hi Tech., Ltd. (“Alison”) in Germany and the US. We are seeking injunctive relief and monetary damages against the defendants.

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

We are engaging third-party contract manufacturers in China to supply our energy industrial products beginning in 2024. If such contract manufacturers are unable to manufacture and deliver a sufficient quantity of high-quality products on a timely and cost-efficient basis, our net revenue and business operations may be harmed and our reputation may suffer.

We are engaging one or more contract manufacturers in China for supply of our energy industrial products beginning in 2024, which we believe will enable us to achieve a target revenue capacity of approximately $550.0 million in 2024 and prior to the completion and start-up of our planned second manufacturing plant. If our contract manufacturers are unable to deliver the required aerogel product on a timely basis, we may experience delays in delivering our finished aerogel product to customers in the energy industrial market. In addition, because our third party contract manufacturers have manufacturing facilities in China, their ability to provide us with adequate supplies of high-quality products on a timely and cost-efficient basis is subject to a number of additional risks and uncertainties, including political, social and economic instability and other factors that could impact the shipment of supplies. If our manufacturers are unable to provide us with adequate supplies of high-quality aerogel products on a timely and cost-efficient basis, our operations could be disrupted and our revenue and business operations may suffer. Moreover, if our third-party contract manufacturers cannot consistently produce high-quality products that are free of defects, we may experience a loss of customers, which may also reduce our revenues and may harm our reputation and brand. Furthermore, our third-party contract manufacturers may become subject to various supply chain disruptions, including but not limited as a result of COVID-19, other pandemics or public health crises, and geopolitical disputes and conflicts, any of which could slow or halt the delivery of products to us and increase the price of certain materials due to resulting increases in costs of raw materials and shipping costs.

Our potential inability to adequately protect our intellectual property as a result of engaging contract manufacturers in China for the supply of our aerogel products for our customers in the energy industrial market could negatively impact our performance.

In connection with our engagement of contract manufacturers in China, we expect to implement customary manufacturer safeguards onsite, such as the use of confidentiality agreements with employees, to protect our proprietary information and technologies during the manufacturing process of our aerogel products for the energy industrial market. However, these safeguards may not effectively prevent unauthorized use of such information and technical know-how, or prevent the contract manufacturer from retaining them. Although the courts in China are increasing and broadening their protection of intellectual property rights, the legal regime governing intellectual property rights in China is relatively immature and it is often difficult to create and enforce intellectual property rights or protect trade secrets there. We face risks that our proprietary information may not be afforded the same protection in China as it is in countries with well-developed intellectual property laws, and local laws may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights in China, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position. In the event that the third-party contract manufacturer of our proprietary aerogel product misappropriates our intellectual property, our business, prospects and financial condition could be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

None.

(b) Use of Proceeds from Initial Public Offering of Common Stock.

Not applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

We did not repurchase any of our equity securities during the quarter ended March 31, 2023.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits

10.1+

Executive Employment Agreement, dated January 1, 2023, by and between the Registrant and Ricardo C. Rodriguez (incorporated by reference to Exhibit 10.18(3) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, File No. 001-36481).

10.2+

Executive Employment Agreement, dated January 1, 2023, by and between the Registrant and Kelley Conte (incorporated by reference to Exhibit 10.18(4) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, File No. 001-36481).

10.3+

Executive Employment Agreement, dated January 1, 2023, by and between the Registrant and Gregg Landes (incorporated by reference to Exhibit 10.18(5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, File No. 001-36481).

10.4+

Executive Employment Agreement, dated January 1, 2023, by and between the Registrant and Keith Schilling (incorporated by reference to Exhibit 10.18(7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, File No. 001-36481).

10.5+

Executive Employment Agreement, dated January 1, 2023, by and between the Registrant and Corby Whitaker (incorporated by reference to Exhibit 10.18(8) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, File No. 001-36481).

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

ASPEN AEROGELS, INC.

Date: May 4, 2023	By:	/s/ Donald R. Young
Donald R. Young
President and Chief Executive Officer (principal executive officer)

Date: May 4, 2023	By:	/s/ Ricardo C. Rodriguez
Ricardo C. Rodriguez
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)