Form 10-Q
period 2023-06-30
ASPEN AEROGELS INC
filed 2023-08-03
CIK 1145986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 3, 2023, the registrant had 70,207,439 shares of common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ASPEN AEROGELS, INC.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2023	2022
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$134,298	$281,335
Restricted cash	320	1,226
Accounts receivable, net of allowances of $179 and $255	44,167	57,350
Inventories	33,289	22,538
Prepaid expenses and other current assets	15,962	7,236
Total current assets	228,036	369,685
Property, plant and equipment, net	368,270	259,223
Operating lease right-of-use assets	18,380	11,990
Other long-term assets	2,388	2,518
Total assets	$617,074	$643,416
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$48,063	$54,728
Accrued expenses	10,672	16,003
Deferred revenue	4,634	5,846
Operating lease liabilities	2,256	2,368
Total current liabilities	65,625	78,945
Convertible note - related party	109,189	103,580
Operating lease liabilities long-term	22,289	13,456
Total liabilities	197,103	195,981
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value; 125,000,000 shares authorized, 70,158,143 and 69,994,963 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	1,079,981	1,075,226
Accumulated deficit	(660,010)	(627,791)
Total stockholders’ equity	419,971	447,435
Total liabilities and stockholders’ equity	$617,074	$643,416

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands, except share and per share data)		(In thousands, except share and per share data)
Revenue	$48,158	$45,640	$93,744	$84,047
Cost of revenue	39,751	46,851	80,251	87,046
Gross profit (loss)	8,407	(1,211)	13,493	(2,999)
Operating expenses:
Research and development	3,964	4,447	8,063	8,039
Sales and marketing	8,127	7,633	15,840	13,651
General and administrative	13,360	9,355	25,542	16,581
Total operating expenses	25,451	21,435	49,445	38,271
Loss from operations	(17,044)	(22,646)	(35,952)	(41,270)
Other income (expense)
Interest expense, convertible note - related party	(211)	(1,550)	(486)	(2,369)
Interest income (expense), net	1,832	146	4,219	105
Total other income (expense), net	1,621	(1,404)	3,733	(2,264)
Net loss	$(15,423)	$(24,050)	$(32,219)	$(43,534)
Net loss per share:
Basic and diluted	$(0.22)	$(0.68)	$(0.47)	$(1.27)
Weighted-average common shares outstanding:
Basic and diluted	69,249,281	35,207,975	69,206,249	34,276,083

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Preferred Stock $0.00001 Par Value		Common Stock $0.00001 Par Value		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Value	Shares	Value
Balance at December 31, 2022	—	$—	69,994,963	$—	$1,075,226	$(627,791)	$447,435
Net loss	—	—	—	—	—	(16,796)	(16,796)
Stock compensation expense	—	—	—	—	2,267	—	2,267
Vesting of restricted stock units	—	—	71,643	—	(385)	—	(385)
Proceeds from employee stock option exercises	—	—	2,554	—	21	—	21
Balance at March 31, 2023	—	$—	70,069,160	$—	$1,077,129	$(644,587)	$432,542
Net loss	—	—	—	—	—	(15,423)	(15,423)
Stock compensation expense	—	—	—	—	2,710	—	2,710
Issuance of restricted stock	—	—	44,928	—	—	—	—
Vesting of restricted stock units	—	—	2,464	—	(8)	—	(8)
Proceeds from employee stock option exercises	—	—	41,591	—	150	—	150
Balance at June 30, 2023	—	$—	70,158,143	$—	$1,079,981	$(660,010)	$419,971

	Preferred Stock $0.00001 Par Value		Common Stock $0.00001 Par Value		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Value	Shares	Value
Balance at December 31, 2021	—	$—	33,218,115	$—	$673,461	$(545,053)	$128,408
Net loss	—	—	—	—	—	(19,484)	(19,484)
Stock compensation expense	—	—	—	—	1,828	—	1,828
Vesting of restricted stock units	—	—	166,211	—	(2,315)	—	(2,315)
Proceeds from employee stock option exercises	—	—	4,681	—	38	—	38
Proceeds from at-the-market offering, net of commissions of $729 and issuance costs of $318	—	—	737,288	—	23,272	—	23,272
Proceeds from private placement of common stock, net of fees and issuance costs of $136	—	—	1,791,986	—	49,864	—	49,864
Balance at March 31, 2022	—	$—	35,918,281	$—	$746,148	$(564,537)	$181,611
Net loss	—	—	—	—	—	(24,050)	(24,050)
Stock compensation expense	—	—	—	—	2,295	—	2,295
Issuance of restricted stock	—	—	391,324	—	—	—	—
Vesting of restricted stock units	—	—	2,569	—	(24)	—	(24)
Proceeds from employee stock option exercises	—	—	21,110	—	136	—	136
Proceeds from at-the-market offering, net of commissions of $149 and issuance costs of $28	—	—	145,000	—	4,786	—	4,786
Balance at June 30, 2022	—	$—	36,478,284	$—	$753,341	$(588,587)	$164,754

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net loss	$(32,219)	$(43,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,207	4,161
Accretion of interest on convertible note - related party	—	2,369
Amortization of convertible note issuance costs	18	13
Amortization of debt discount due to modification of convertible note – related party	469	—
Provision for bad debt	(72)	(1)
Stock-compensation expense	4,977	4,123
Reduction in the carrying amount of operating lease right-of-use assets	1,405	1,219
Changes in operating assets and liabilities:
Accounts receivable	13,255	(9,054)
Inventories	(10,751)	(5,013)
Prepaid expenses and other assets	(6,512)	(2,500)
Accounts payable	(1,407)	15,980
Accrued expenses	(5,331)	154
Deferred revenue	(1,212)	295
Operating lease liabilities	(1,158)	(1,076)
Net cash used in operating activities	(32,331)	(32,864)
Cash flows from investing activities:
Capital expenditures	(115,390)	(52,359)
Net cash used in investing activities	(115,390)	(52,359)
Cash flows from financing activities:
Proceeds from issuance of convertible note related party	—	100,000
Issuance costs from convertible note	—	(185)
Proceeds from employee stock option exercises	171	174
Payments made for employee restricted stock tax withholdings	(393)	(2,339)
Proceeds from at-the-market offering, net of commissions of $879	—	28,404
Fees and issuance costs from at-the-market offering	—	(346)
Proceeds from private placement of common stock	—	50,000
Fees and issuance costs from private placement of common stock	—	(136)
Repayment of prepayment liability	—	(4,728)
Net cash provided by financing activities	(222)	170,844
Net (decrease) increase in cash, cash equivalents and restricted cash	(147,943)	85,621
Cash, cash equivalents and restricted cash at beginning of period	282,561	76,564
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$134,618	$162,185
Supplemental disclosures of cash flow information:
Interest paid	$1	$95
Income taxes paid	$—	$—
Supplemental disclosures of non-cash activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$9,879	$5,582
Capitalized interest	$5,122	$524
Changes in accrued capital expenditures	$(5,258)	$17,706

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

Liquidity

During the six months ended June 30, 2023, the Company incurred a net loss of $32.2 million, used $32.3 million of cash in operations and used $115.4 million of cash for capital expenditures. The Company had unrestricted cash and cash equivalents of $134.3 million as of June 30, 2023.

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

The Company expects its existing cash balance will be sufficient to support current operating requirements, current research and development activities and the capital expenditures required to support the evolving commercial opportunity in the electric vehicle market and other strategic business initiatives. However, the Company plans to supplement its cash balance with equity financings, debt financings, equipment leasing, sale-leaseback transactions, customer prepayments, or government grant and loan programs to provide the additional capital necessary to purchase the capital equipment, construct the new facilities, establish the operations and complete the aerogel capacity expansions required to support these evolving commercial opportunities and strategic business initiatives.

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

In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments that are of a normal recurring nature and necessary for the fair statement of the Company’s financial position as of June 30, 2023 and the results of its operations and stockholders’ equity for the three and six months ended June 30, 2023 and 2022 and the cash flows for the six-month periods then ended. The Company has evaluated subsequent events through the date of this filing.

The Company’s results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or any other period.

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

In April 2022, the Company engaged Prodensa Servicios de Consultora to establish OPE Manufacturer Mexico S de RL de CV, a maquiladora located in Mexico with the express purposes of manufacturing thermal barrier PyroThin products and ultimately constructing an automated fabrication facility for PyroThin. OPE is currently owned by Prodensa, which charges a management fee though there is an option for OPE to be purchased by the Company after a period of 18 months. During the period between inception and the purchase option, OPE operations are consolidated within the Company financial statements as of and for the six months ended June 30, 2023.

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

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid instruments, which consist of money market accounts and high-quality debt securities issued by the U.S. government via cash sweep and investment accounts. All cash and cash equivalents are maintained with major financial institutions in North America. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk.

In light of the failure of Silicon Valley Bank and other regional banks, the Company continues to establish commercial banking relationships with additional large financial institutions.

Restricted Cash

As of June 30, 2023, the Company had $0.3 million of restricted cash to support its outstanding letters of credit to secure obligations under certain commercial contracts and other obligations.

Concentration of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of accounts receivable. The Company’s customers are primarily insulation distributors, insulation contractors, insulation fabricators and select energy and automotive end-users located throughout the world. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral to secure accounts receivable. The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of accounts receivable. The Company reviews the allowance for doubtful accounts quarterly. During the six months ended June 30, 2023, the Company recorded a reduction for estimated customer uncollectible accounts receivable of less than $0.1 million. During the six months ended June 30, 2022, the Company recorded a reduction for estimated customer uncollectible accounts receivable of less than $0.1 million.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers (ASC 606). See note 3 for further details.

Stock-based Compensation

The Company grants share-based awards to its employees and non-employee directors under its equity incentive plans: the 2023 Equity Incentive Plan (the 2023 Equity Plan) and its predecessor, the 2014 Employee, Director, and Consultant Equity Incentive Plan (the 2014 Equity Plan). All share-based awards granted, including grants of stock options, restricted stock and restricted stock units (RSUs), are recognized in the statement of operations based on their fair value as of the date of grant. Expense is recognized on a straight-line basis over the requisite service period for all awards with service conditions. For performance-based awards, the grant date fair value is recognized as expense when the condition is probable of being achieved, and then on a graded basis over the requisite service period. The Company uses the Black-Scholes option-pricing model to determine the fair value of service-based option awards. The Black-Scholes model requires the use of a number of complex and subjective assumptions including fair value of the underlying security, the expected volatility of the underlying security, a risk-free interest rate and the expected term of the option.

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

During the six months ended June 30, 2023, the Company granted 477,094 restricted common stock units (RSUs) with an aggregate grant date fair value of $4.3 million and non-qualified stock options (NSOs) to purchase 1,176,730 shares of common stock with an aggregate grant date fair value of $6.2 million to employees under its equity incentive plans. The RSUs and NSOs granted to employees will vest over a three-year period. During the six months ended June 30, 2023, the Company also granted 44,928 shares of restricted common stock with a grant date fair value of $0.3 million and NSOs to purchase 46,272 shares of common stock with a grant date fair value of $0.2 million to its non-employee directors under the 2023 Equity Plan. The restricted common stock and NSOs granted to non-employee directors vest upon the earlier of the date that is the one-year anniversary of the grant date or the day prior to the Company’s annual meeting of stockholders to be held in 2024.

Stock-based compensation is included in cost of revenue or operating expenses, as applicable, and consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Cost of product revenue	$193	$230	$327	$386
Research and development expenses	225	313	255	537
Sales and marketing expenses	418	456	732	780
General and administrative expenses	1,874	1,296	3,663	2,420
Total stock-based compensation	$2,710	$2,295	$4,977	$4,123

The 2023 Equity Plan was approved by stockholders at the Company’s annual meeting of stockholders on June 1, 2023 as the successor to the 2014 Equity Plan, and no further awards may be made under the 2014 Equity Plan after that date. As of June 30, 2023, 5,491,416 shares of common stock were reserved for issuance upon the exercise or vesting of outstanding stock-based awards granted under the Company’s equity incentive plans. Any cancellations or forfeitures of awards outstanding under the 2023 Equity Plan, the 2014 Equity Plan or the 2001 Equity Incentive Plan, as amended (the 2001 Equity Plan) will result in the shares reserved for issuance pursuant to such awards becoming available for grant under the 2023 Equity Plan. As of June 30, 2023, the Company has either reserved in connection with statutory tax withholdings or issued a total of 4,887,223 shares under the Company’s equity incentive plans. As of June 30, 2023, there were 2,743,355 shares of common stock available for future grant under the 2023 Equity Plan.

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

The Company recorded warranty expense related to its thermal barrier products of less than $0.1 million during each of six months ended June 30, 2023 and 2022.

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

Standards Implemented Since December 31, 2022

The Company has not implemented any accounting standards that had a material impact on its consolidated financial statements during the six months ended June 30, 2023.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. The Company did not have any contracts outstanding at December 31, 2022 and did not enter into any contracts during the six months ended June 30, 2023 that contained a significant financing component.

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

The Company estimates the amount of its sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related revenue is recognized. The Company currently estimates return liabilities using historical rates of return, current quarter credit sales, and specific items of exposure on a contract-by-contract basis. Sales return reserves were approximately $0.1 million at both June 30, 2023 and December 31, 2022.

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

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical region and source of revenue:

	Three Months Ended June 30,
	2023			2022
	U.S.	International	Total	U.S.	International	Total
	(In thousands)
Geographical region
Asia	$—	$9,937	$9,937	$—	$11,651	$11,651
Canada	—	562	562	—	1,452	1,452
Europe	—	9,962	9,962	—	6,160	6,160
Latin America	—	2,265	2,265	—	1,295	1,295
U.S.	25,432	—	25,432	25,082	—	25,082
Total revenue	$25,432	$22,726	$48,158	$25,082	$20,558	$45,640

Source of revenue
Energy industrial	$15,241	$20,283	$35,524	$16,204	$18,673	$34,877
Thermal barrier	10,191	2,443	12,634	8,878	1,885	10,763
Total revenue	$25,432	$22,726	$48,158	$25,082	$20,558	$45,640

	Six Months Ended June 30,
	2023			2022
	U.S.	International	Total	U.S.	International	Total
	(In thousands)
Geographical region
Asia	$—	$21,721	$21,721	$—	$18,975	$18,975
Canada	—	886	886	—	2,312	2,312
Europe	—	15,374	15,374	—	10,071	10,071
Latin America	—	3,889	3,889	—	2,901	2,901
U.S.	51,874	—	51,874	49,788	—	49,788
Total revenue	$51,874	$41,870	$93,744	$49,788	$34,259	$84,047

Source of revenue
Energy industrial	$31,745	$37,654	$69,399	$34,479	$31,173	$65,652
Thermal barrier	20,129	4,216	24,345	15,309	3,086	18,395
Total revenue	$51,874	$41,870	$93,744	$49,788	$34,259	$84,047

Contract Balances

The following table presents changes in the Company’s contract assets and contract liabilities during the six months ended June 30, 2023:

	Balance at December 31, 2022	Additions	Deductions	Balance at June 30, 2023
	(In thousands)
Contract assets
Thermal barrier	$143	$—	$(143)	$—
Total contract assets	$143	$—	$(143)	$—
Contract liabilities
Deferred revenue
Energy industrial	$5,846	$7,923	$(9,135)	$4,634
Total contract liabilities	$5,846	$7,923	$(9,135)	$4,634

During the six months ended June 30, 2023, the Company recognized $4.9 million of revenue that was included in deferred revenue as of December 31, 2022.

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

(4) Inventories

Inventories consist of the following:

	June 30,	December 31,
	2023	2022
	(In thousands)
Raw materials	$22,711	$19,877
Finished goods	10,578	2,661
Total	$33,289	$22,538

(5) Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	June 30,	December 31,	Useful
	2023	2022	life
	(In thousands)
Construction in progress	$296,520	$209,056	—
Buildings	24,016	24,016	30 years
Machinery and equipment	150,824	136,607	3-10 years
Computer equipment and software	10,827	10,239	3 years
Leasehold improvements	21,618	9,226	Shorter of useful life or lease term
Total	503,805	389,144
Accumulated depreciation	(135,535)	(129,921)
Property, plant and equipment, net	$368,270	$259,223

Depreciation expense was $6.2 million and $4.2 million for the six months ended June 30, 2023 and 2022, respectively.

Construction in progress totaled $296.5 million and $209.1 million at June 30, 2023 and December 31, 2022, respectively. The balance at June 30, 2023 and December 31, 2022 included engineering designs and construction costs totaling $244.9 million and $164.5 million, respectively, for a planned aerogel manufacturing facility in Bulloch County, Georgia. Capitalized interest totaled $7.8 million and $2.7 million at June 30, 2023 and December 31, 2022, respectively.

(6) Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2023	2022
	(In thousands)
Employee compensation	$7,797	$12,467
Other accrued expenses	2,875	3,536
Total	$10,672	$16,003

(7) Related Party Transactions

Convertible Note

During the year ended December 31, 2022, the Company issued a $100.0 million aggregate principal amount convertible note to Wood River Capital, LLC, an entity affiliated with Koch Disruptive Technologies, LLC (the 2022 Convertible Note). Refer to note 8 for more information.

During the six months ended June 30, 2023, the Company incurred $5.1 million of interest from the 2022 Convertible Note, and capitalized $5.1 million as part of the construction in progress for the planned manufacturing facility in Bulloch County, Georgia.

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

Other

During the six months ended June 30, 2023, the Company recorded costs of $6.9 million as a component of construction in progress in connection with the planned aerogel manufacturing facility in Bulloch County, Georgia in fees from Koch Project Solutions, LLC, an entity that was affiliated with Koch Disruptive Technologies, LLC for project management service.

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

In accordance with ASU 2020-06, the 2022 Convertible Note is accounted for as a single unit of account and consists of the following:

June 30,
2023
(In thousands)
Convertible note, principal	$100,000
Payment in-kind	12,952
Accrued interest	-
Discount on convertible note, net of accumulated amortization	(3,628)
Debt issuance costs, net of accumulated amortization	(135)
Convertible note	$109,189

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

The Company estimated the fair value of the 2022 Convertible Notes is approximately $96.7 million as of June 30, 2023. However, as the Company has not elected to utilize the fair value option, it is carried at amortized cost of $109.2 million.

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

The Company elected to repay the contractual interest due on June 30, 2022, December 30, 2022 and June 30, 2023 in-kind as an increase to the principal amount of $2.9 million, $4.9 million, and $5.1 million, respectively. The contractual interest attributable to the 2022 Convertible Note was recorded as an addition to the convertible note – related party balance on the condensed consolidated balance sheets.

Debt issuance costs, net of accumulated amortization is $0.1 million as of June 30, 2023. The effective interest rate approximated the contract interest rate for the six months ended June 30, 2023. The Company amortized $0.5 million of the $4.1 million discount on the convertible note as of June 30, 2023 utilizing an effective interest rate of 10.7%.

Conversion Rights

On November 28, 2022, the Company entered into an amendment to the 2022 Convertible Note to reduce the initial Conversion Price by $5.00 per share from $34.936625 per share to $29.936625 per share, by increasing the initial Conversion Rate from 28.623257 shares per $1,000 of Capitalized Principal Amount to 33.400100 shares per $1,000 of Capitalized Principal Amount under the Convertible Note. Accordingly, the 2022 Convertible Note is convertible at the option of the holder at any time prior to the business day immediately preceding the maturity date at an initial conversion rate of 33.400100 shares of the Company’s common stock per $1,000 of capitalized principal. The effective conversion price is approximately $29.936625 per share (the Conversion Price). The Conversion Price is subject to adjustment upon the occurrence of certain dilutive events such as stock splits and combinations, stock dividends, mergers and spin-off. As of June 30, 2023, 3,772,608 shares of the Company’s common stock were issuable upon conversion of the 2022 Convertible Note. The Company has the right to settle conversions in shares of common stock, cash, or any combination thereof. If the closing price per share of the Company’s common stock on the New York Stock Exchange is at least 130% of the Conversion Price for 20 consecutive trading days, the Company may elect to convert the principal and accrued interest owing under the Notes, plus a make-whole amount equal to the sum of the present values of the remaining interest payments that would have otherwise been payable from the date of such conversion, redemption or repurchase, as applicable, through maturity (the Make-Whole Amount), into the Company’s common stock at the Conversion Price.

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

Embedded Derivatives

The Company determined that the Make-Whole feature of the 2022 Convertible Note requires bifurcation in accordance with Accounting Standards Codification 815, Derivatives and Hedging (ASC 815). Accordingly, the Company must separately account for the feature at fair value with changes in fair value reported in current period earnings. The fair value of the Make-Whole was determined to be immaterial as of February 18, 2022 and June 30, 2023.

(9) Commitments and Contingencies

Cloud Computing Agreement

The Company is party to a cloud computing agreement that is a service contract for enterprise resource planning software. During the year ended December 31, 2022, the Company amended the agreement to a new five-year term. As of June 30, 2023, the Company had $1.6 million of amortized costs related to implementation of the agreement that began to amortize during 2022. The capitalized implementation costs are classified on the consolidated balance sheets as follows:

	June 30,	December 31,
	2023	2022
	(In thousands)
Cloud computing costs included in other current assets	$420	$420
Cloud computing costs included in other assets	1,590	1,590
Amortization of cloud computing costs	(450)	(242)
Total capitalized cloud computing costs	$1,560	$1,768

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

Maturities of operating lease liabilities as of June 30, 2023 are as follows:

Year	Operating Leases
(In thousands)
2023 (excluding the six months ended June 30, 2023)	$2,616
2024	4,395
2025	4,235
2026	3,922
2027	3,659
Thereafter	23,018
Total lease payments	41,845
Less imputed interest	(17,300)
Total lease liabilities	$24,545

The Company incurred operating lease costs of $2.6 million and $1.8 million during the six months ended June 30, 2023 and 2022, respectively. Cash payments related to operating lease liabilities were $2.3 million and $1.6 million during the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, the weighted average remaining lease term for operating leases was 9.4 years. As of June 30, 2023, the weighted average discount rate for operating leases was 11.9%.

As of June 30, 2023, the Company had no additional operating real estate or equipment leases that would commence during 2023.

(11) Net Loss Per Share

The computation of basic and diluted net loss per share consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands, except share and per share data)
Numerator:
Net loss	$(15,423)	$(24,050)	$(32,219)	$(43,534)
Denominator:
Weighted average shares outstanding, basic and diluted	69,249,281	35,207,975	69,206,249	34,276,083
Net loss per share, basic and diluted	$(0.22)	$(0.68)	$(0.47)	$(1.27)

Potentially dilutive common shares that were excluded from the computation of diluted net loss per share because they were anti-dilutive consist of the following:

	Three and Six Months Ended
	June 30,
	2023	2022
Common stock options	4,910,478	3,979,424
Restricted common stock units	580,939	255,139
Restricted common stock awards	889,366	852,940
Convertible note, if converted	3,772,608	2,945,133
Total	10,153,391	8,032,636

As the Company incurred a net loss for the three and six months ended June 30, 2023 and 2022, the potential dilutive shares from common stock options, restricted common stock units, restricted common stock awards, and the convertible note were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented. The Company excludes the shares issued in connection with restricted stock awards from the calculation of basic weighted average common shares outstanding until the restrictions lapse.

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

Summarized below are the Revenue and Segment Operating Profit for each reporting segment:

	Revenue		Segment Operating Profit (Loss)		Revenue		Segment Operating Profit (Loss)
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30		June 30		June 30		June 30
	2023	2022	2023	2022	2023	2022	2023	2022
	(In thousands)				(In thousands)
Energy industrial	$35,524	$34,877	$9,540	$5,984	$69,399	$65,652	$18,421	$8,981
Thermal barrier	12,634	10,763	(1,133)	(7,195)	24,345	18,395	(4,928)	(11,980)
Total	$48,158	$45,640	$8,407	$(1,211)	$93,744	$84,047	$13,493	$(2,999)
Corporate expenses			25,451	21,435			49,445	38,271
Operating loss			(17,044)	(22,646)			(35,952)	(41,270)
Other income (expense), net			1,621	(1,404)			3,733	(2,264)
Net loss			$(15,423)	$(24,050)			$(32,219)	$(43,534)

	Total Assets
	June 30,	December 31,
	2023	2022
	(In thousands)
Energy industrial	$98,339	$94,415
Thermal barrier	58,143	39,320
Total assets of reportable segments	156,482	133,735
Construction in progress	296,523	209,050
All other corporate assets	164,069	300,631
	$617,074	$643,416

(14) Subsequent Events

The Company has evaluated subsequent events through August 3, 2023, the date of issuance of the consolidated financial statements for the three and six months ended June 30, 2023.

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

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q and under “Risk Factors” in Item 1A of the Annual Report and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

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

Manufacturing Operations

We manufacture our products using our proprietary technology at our facility in East Providence, Rhode Island. We have operated the East Providence facility since 2008 and have increased our capacity in phases to approximately $250.0 million in annual revenue. To meet expected growth in demand for our aerogel products in the electric vehicle market, we have been in the process of expanding our aerogel blanket capacity by constructing a second manufacturing plant in Bulloch County, Georgia. However, in order to manage the development of the second plant so that its increased capacity comes online in a manner that aligns with our current expectations as to demand from our EV customers, we are extending the timeframe for construction and commissioning of the second plant until such time as its capacity is supported by increased demand. In the meantime, and until we ramp up construction, we expect to be able to substantially reduce our planned capital expenditures for 2023 and 2024. At the same time, we believe that productivity improvements in our existing Rhode Island facility combined with supply of our energy industrial products from one or more contract manufacturers in China beginning in 2024 will permit us to achieve a target revenue capacity of approximately $550.0 million in 2024 and prior to the completion and start-up of the second plant. Nonetheless, there can be no assurance as to when we will ramp up construction on the second plant. There can also be no assurance that our contract manufacturing strategy of meeting the demand of our energy industrial customers with supply from one or more contract manufacturers in China will provide us with adequate manufacturing capacity or supply for that expected demand. Furthermore, when we ramp up construction on the second plant, further cost inflation and/or supply chain disruptions, as well as potential changes in the scope of the facilities, could lead to increases to our prior estimates for completion of the second plant.

Financial Summary

Our revenue for the six months ended June 30, 2023 was $93.7 million, which represented an increase of $9.7 million, or 12%, from $84.0 million for the six months ended June 30, 2022. Net loss for the six months ended June 30, 2023 was $32.2 million and net loss per share was $0.47. Net loss for the six months ended June 30, 2022 was $43.5 million and net loss per share was $1.27.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)
Product shipments in square feet	8,246	9,200	16,428	17,363

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

The following table presents a reconciliation of net loss, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)
Net loss	$(15,423)	$(24,050)	$(32,219)	$(43,534)
Depreciation and amortization	3,503	2,032	6,207	4,161
Stock-based compensation(1)	2,710	2,295	4,977	4,123
Interest (income) expense	(1,621)	1,404	(3,733)	2,264
Adjusted EBITDA	$(10,831)	$(18,319)	$(24,768)	$(32,986)

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

Manufacturing expense is also a significant component of cost of revenue. Manufacturing expense includes labor, utilities, maintenance expense, and depreciation on manufacturing assets. Manufacturing expense also includes stock-based compensation of manufacturing employees and shipping costs. We expect that manufacturing expense will increase in absolute dollars and increase as a percentage of revenue during 2023 due to increased staffing and spending levels in support of our thermal barrier business, including the start-up and operation of an automated fabrication facility in Monterrey, Mexico. We are also continuing to monitor the impact of engaging one or more contract manufacturers in China to supply our aerogel products for the energy industrial market beginning in 2024 on our manufacturing expense and cost of product revenue.

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

Results of Operations

Three months ended June 30, 2023 compared to the three months ended June 30, 2022

The following tables set forth a comparison of the components of our results of operations for the periods presented:

Revenue

	Three Months Ended June 30,
	2023		2022		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Revenue:
Energy industrial	$35,524	74%	$34,877	76%	$647	2%
Thermal barrier	12,634	26%	10,763	24%	1,871	17%
Total revenue	$48,158	100%	$45,640	100%	$2,518	6%

Total revenue increased $2.6 million, or 6%, to $48.2 million for the three months ended June 30, 2023 from $45.6 million in the comparable period in 2022. The increase in total revenue was the result of an increase in both thermal barrier and energy industrial revenue.

The following chart sets forth energy industrial product shipments in square feet associated with recognized revenue, including revenue recognized over time utilizing the input method, for the periods presented:

	Three Months Ended June 30,		Change
	2023	2022	Amount	Percentage
Product shipments in square feet (in thousands)	8,246	9,200	(954)	(10)%

Energy industrial revenue increased by $0.6 million, or 2%, to $35.5 million for the three months ended June 30, 2023 from $34.9 million in the comparable period in 2022. This increase was driven by project-based demand in the subsea market and a more favorable mix of product shipments in the global petrochemical and refinery markets in Latin America, offset, in part, by a decrease in the volume of shipments in the global petrochemical and refinery markets of Europe, Asia and North America.

Energy industrial revenue for the three months ended June 30, 2023 included $8.6 million to a North American distributor and $8.0 million to a subsea contractor. Energy industrial revenue for the three months ended June 30, 2022 included $9.3 million to a North American distributor.

The average selling price per square foot of our energy industrial products increased by $0.52, or 14%, to $4.31 per square foot for the three months ended June 30, 2023 from $3.79 per square foot for the three months ended June 30, 2022. The increase in average selling price principally reflected the impact of a change in the mix of products sold, as we strive to maximize capacity in our aerogel manufacturing facility. This increase in average selling price had the effect of increasing product revenue by $4.2 million for the three months ended June 30, 2023 from the comparable period in 2022.

In volume terms, energy industrial product shipments decreased by 1.0 million square feet, or 10%, to 8.2 million square feet for the three months ended June 30, 2023, as compared to 9.2 million square feet for the three months ended June 30, 2022. The decrease in volume had the effect of decreasing product revenue by $3.6 million for the three months ended June 30, 2023 from the comparable period in 2022.

Thermal barrier revenue was $12.6 million for the three months ended June 30, 2023 as compared to $10.8 million for the three months ended June 30, 2022. During the three months ended June 30, 2023 and 2022, thermal barrier revenue included $9.8 million and $7.4 million, respectively, to a major U.S. automotive OEM.

Cost of Revenue

	Three Months Ended June 30,
	2023			2022			Change
		Percentage of Related	Percentage of Total		Percentage of Related	Percentage of Total
	Amount	Revenue	Revenue	Amount	Revenue	Revenue	Amount	Percentage
	($ in thousands)
Cost of revenue:
Energy industrial	$25,984	73%	54%	$28,893	83%	63%	$(2,909)	(10)%
Thermal barrier	13,767	109%	29%	17,958	167%	39%	(4,191)	(23)%
Total cost of revenue	$39,751	83%	83%	$46,851	103%	103%	$(7,100)	(15)%

Total cost of revenue decreased $7.1 million, or 15%, to $39.8 million for the three months ended June 30, 2023 from $46.9 in the comparable period in 2022. The decrease in total cost of revenue was the result of decreases in both thermal barrier and energy industrial cost of revenue.

Energy industrial cost of revenue decreased $2.9 million, or 10%, to $26.0 million for the three months ended June 30, 2023 from $28.9 million in the comparable period in 2022. The $2.9 million decrease was the result of a $5.5 million decrease in material costs due to change in the product mix, offset by a $2.6 million increase in manufacturing and other operating costs from the comparable period in 2022. The increase in manufacturing costs was driven by increases in compensation and related costs of $1.2 million, depreciation and facility related expenses of $0.6 million, utilities expenses of $0.4 million and other manufacturing and operating costs of $0.4 million.

Thermal barrier cost of revenue decreased $4.2 million to $13.8 million for the three months ended June 30, 2023 as compared to $18.0 million for the three months ended June 30, 2022. The $4.2 million decrease was the result of a $3.2 million decrease in material costs and a $1.0 million decrease in manufacturing costs. The decrease in manufacturing costs was driven by decreases in compensation and related costs of $3.2 million, offset by a $1.5 million increase in depreciation and facility costs, $0.5 million increase in utilities expenses and other manufacturing and operating costs of $0.2 million.

Gross Profit

	Three Months Ended June 30,
	2023		2022		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Gross profit:
Energy industrial	$9,540	27%	$5,984	17%	$3,556	59%
Thermal barrier	(1,133)	(9)%	(7,195)	(67)%	6,062	84%
Total gross (loss) profit	$8,407	17%	$(1,211)	(3)%	$9,618	794%

Gross profit increased by $9.6 million, or 794%, to $8.4 million for the three months ended June 30, 2023 from $1.2 million of gross loss in the comparable period in 2022. The increase in gross profit was the result of the $2.6 million increase in total revenue and the $7.1 million decrease in total cost of revenue. The increase in gross profit reflects the decrease in costs, offset, in part by, additional resources to support our expected higher run-rate revenue in future periods for both our energy industrial and thermal barrier products from the comparable period in 2022.

Research and Development Expenses

	Three Months Ended June 30,
	2023		2022		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Research and development expenses	$3,964	8%	$4,447	10%	$(483)	(11)%

Research and development expenses decreased by $0.5 million, or 11%, to $4.0 million for the three months ended June 30, 2023 from $4.5 million in the comparable period in 2022. The $0.5 million decrease reflects decreases in professional fees of $0.5 million and other research and development expenses of $0.3 million, offset by an increase in facility related expenditures of $0.3 million.

Research and development expenses as a percentage of total revenue decreased to 8% of total revenue for the three months ended June 30, 2023 from 10% in the comparable period in 2022.

Sales and Marketing Expenses

	Three Months Ended June 30,
	2023		2022		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Sales and marketing expenses	$8,127	17%	$7,633	17%	$494	6%

Sales and marketing expenses increased by $0.5 million, or 6%, to $8.1 million for the three months ended June 30, 2023 from $7.6 million in the comparable period in 2022. The $0.5 million increase was principally the result of increases in compensation and related costs of $0.4 million and other sales and marketing expenses of $0.1 million.

Sales and marketing expenses as a percentage of total revenue were 17% for both the three months ended June 30, 2023 and 2022.

General and Administrative Expenses

	Three Months Ended June 30,
	2023		2022		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
General and administrative expenses	$13,360	28%	$9,355	20%	$4,005	43%

General and administrative expenses increased by $4.0 million, or 43%, to $13.4 million for the three months ended June 30, 2023 from $9.4 million in the comparable period in 2022. The $4.0 million increase was the result of additional staffing combined with increases in compensation and related costs of $3.7 million and professional services expenses of $0.5 million, and other general and administrative expenses of $0.1 million, partially offset by a decrease in facility related expenditures of $0.3 million.

General and administrative expenses as a percentage of total revenue increased to 28% for the three months ended June 30, 2023 from 20% in the comparable period in 2022.

Interest Income (Expense), net

	Three Months Ended June 30,
	2023		2022		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Interest income (expense):
Interest (expense), related party	$(211)	(0)%	$(1,550)	(3)%	$1,339	(86)%
Interest income, net	1,832	4%	146	—	1,686	1,155%
Total interest income (expense), net	$1,621	3%	$(1,404)	0%	$3,025	(215)%

Interest income (expense), net increased by $3.0 million to $1.6 million of interest income for the three months ended June 30, 2023 from $1.4 million of interest expense in the comparable period in 2022. The $3.0 million increase was the result of $1.7 million of interest income and a $1.3 million net impact of capitalized interest relating to our Convertible Note in the comparable period in 2022.

Results of Operations

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

The following tables set forth a comparison of the components of our results of operations for the periods presented:

Revenue

	Six Months Ended June 30,
	2023		2022		Change
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	($ in thousands)
Revenue:
Energy industrial	$69,399	74%	$65,652	78%	$3,747	6%
Thermal barrier	24,345	26%	18,395	22%	5,950	32%
Total revenue	$93,744	100%	$84,047	100%	$9,697	12%

Total revenue increased $9.7 million, or 12%, to $93.7 million for the six months ended June 30, 2023 from $84.0 million in the comparable period in 2022. The increase in total revenue was the result of an increase in both thermal barrier and energy industrial revenue.

The following chart sets forth energy industrial product shipments in square feet associated with recognized revenue, including revenue recognized over time utilizing the input method, for the periods presented:

	Six Months Ended June 30,		Change
	2023	2022	Amount	Percentage
Product shipments in square feet (in thousands)	16,428	17,363	(934)	(5)%

Energy industrial revenue increased by $3.7 million, or 6%, to $69.4 million for the six months ended June 30, 2023 from $65.7 million in the comparable period in 2022. This increase was driven by project-based demand in the subsea market and a more favorable mix of product shipments in the global petrochemical and refinery markets in Asia, offset, in part, by a decrease in the volume of shipments in the global petrochemical and refinery markets of North America and Europe.

Energy industrial revenue for the six months ended June 30, 2023 included $19.5 million to a North American distributor. Energy industrial revenue for the six months ended June 30, 2022 included $20.2 million to a North American distributor.

The average selling price per square foot of our energy industrial products increased by $0.44, or 12%, to $4.22 per square foot for the six months ended June 30, 2023 from $3.78 per square foot for the six months ended June 30, 2022. The increase in average selling price principally reflected the impact of a change in the mix of products sold, as we strive to maximize capacity in our aerogel manufacturing facility. This increase in average selling price had the effect of increasing product revenue by $7.2 million for the six months ended June 30, 2023 from the comparable period in 2022.

In volume terms, energy industrial product shipments decreased by 1.0 million square feet, or 5%, to 16.4 million square feet for the six months ended June 30, 2023, as compared to 17.4 million square feet for the six months ended June 30, 2022. The decrease in volume had the effect of decreasing product revenue by $3.5 million the six months ended June 30, 2023 from the comparable period in 2022.

Thermal barrier revenue was $24.3 million for the six months ended June 30, 2023 as compared to $18.4 million for the six months ended June 30, 2022. During the six months ended June 30, 2023 and 2022, thermal barrier revenue included $19.5 million and $13.6 million to a major U.S. automotive OEM, respectively.

Cost of Revenue

	Six Months Ended June 30,
	2023			2022			Change
		Percentage of Related	Percentage of Total		Percentage of Related	Percentage of Total
	Amount	Revenue	Revenue	Amount	Revenue	Revenue	Amount	Percentage
	($ in thousands)
Cost of revenue:
Energy industrial	$50,978	73%	54%	$56,671	86%	67%	$(5,693)	(10)%
Thermal barrier	29,273	120%	31%	30,375	165%	36%	(1,102)	(4)%
Total cost of revenue	$80,251	86%	86%	$87,046	104%	104%	$(6,795)	(8)%

Total cost of revenue decreased $6.7 million, or 8%, to $80.3 million for the six months ended June 30, 2023 from $87.0 in the comparable period in 2022. The decrease in total cost of revenue was the result of decreases in both thermal barrier and energy industrial cost of revenue.

Energy industrial cost of revenue decreased $5.7 million, or 10%, to $51.0 million for the six months ended June 30, 2023 from $56.7 million in the comparable period in 2022. The $5.7 million decrease was the result of a $6.8 million decrease in material costs due to change in the product mix, offset by a $1.1 million increase in manufacturing and other operating costs from the comparable period in 2022. The increase in manufacturing costs was driven by increases in general operating expenses of $0.6 million and compensation and related costs of $0.5 million.

Thermal barrier cost of revenue decreased $1.1 million to $29.3 million for the six months ended June 30, 2023 as compared to $30.4 million for the six months ended June 30, 2022. The $1.1 million decrease was the result of a $4.3 million decrease in material costs, offset by a $3.2 million increase in manufacturing costs. The increase in manufacturing costs was driven by increases in depreciation and facility costs of $3.3 million, offset by a decrease in other manufacturing and operating costs of $0.1 million.

Gross Profit

	Six Months Ended June 30,
	2023		2022		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Gross profit:
Energy industrial	$18,421	27%	$8,981	14%	$9,440	105%
Thermal barrier	(4,928)	(20)%	(11,980)	(65)%	7,052	(59)%
Total gross (loss) profit	$13,493	14%	$(2,999)	(4)%	$16,492	(550)%

Gross profit increased by $16.5 million, or 550%, to $13.5 million for the six months ended June 30, 2023 from $3.0 million of gross loss in the comparable period in 2022. The increase in gross profit was primarily the result of the $9.7 million increase in total revenue and the $6.7 million decrease in total cost of revenue. The increase in gross profit reflects the decrease in costs, offset, in part by, additional resources to support our expected higher run-rate revenue in future periods for both our energy industrial and thermal barrier products from the comparable period in 2022.

Research and Development Expenses

	Six Months Ended June 30,
	2023		2022		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Research and development expenses	$8,063	9%	$8,039	10%	$24	0%

Research and development expenses increased by less than $0.1 million, or 0%, to $8.1 million for the six months ended June 30, 2023 from $8.0 million in the comparable period in 2022. The $0.1 million increase reflects an increase in compensation and related costs of $0.1 million.

Research and development expenses as a percentage of total revenue decreased to 9% of total revenue for the six months ended June 30, 2023 from 10% in the comparable period in 2022.

Sales and Marketing Expenses

	Six Months Ended June 30,
	2023		2022		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Sales and marketing expenses	$15,840	17%	$13,651	16%	$2,189	16%

Sales and marketing expenses increased by $2.2 million, or 16%, to $15.9 million for the six months ended June 30, 2023 from $13.7 million in the comparable period in 2022. The $2.2 million increase was principally the result of increases in compensation and related costs of $1.4 million, facility related expenditures of $0.7 million and other sales and marketing expenses of $0.1 million.

Sales and marketing expenses as a percentage of total revenue increased to 17% for the six months ended June 30, 2023 from 16% in the comparable period in 2022, due principally to the increase in compensation and related expenses associated with an increase in sales and business development personnel.

General and Administrative Expenses

	Six Months Ended June 30,
	2023		2022		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
General and administrative expenses	$25,542	27%	$16,581	20%	$8,961	54%

General and administrative expenses increased by $9.0 million, or 54%, to $25.6 million for the six months ended June 30, 2023 from $16.6 million in the comparable period in 2022. The $9.0 million increase was the result of additional staffing combined with increases in compensation and related costs of $7.4 million and professional services expenses of $1.6 million.

General and administrative expenses as a percentage of total revenue increased to 27% for the six months ended June 30, 2023 from 20% in the comparable period in 2022.

Interest Income (Expense), net

	Six Months Ended June 30,
	2023		2022		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Interest expense:
Interest expense, related party	$(486)	(1)%	$(2,369)	(3)%	$1,883	NM
Interest income (expense), net	4,219	5%	105	—	4,114	NM
Total interest expense, net	$3,733	4%	$(2,264)	(3)%	$5,997	NM

Interest income (expense), net increased by $6.0 million to $3.7 million of interest income for the six months ended June 30, 2023 from $2.3 million of interest expense in the comparable period in 2022. The $6.0 million increase was the result of $4.1 million of interest income and a $1.8 million net impact of capitalized interest relating to our Convertible Note in the comparable period in 2022.

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

Our long-term financial projections anticipate revenue growth, increasing levels of gross profit, and improved cash flows from operations. To meet expected growth in demand for our aerogel products in the electric vehicle market, we have been in the process of expanding our aerogel blanket capacity by constructing a second manufacturing plant in Bulloch County, Georgia. However, in order to manage the development of the second plant so that its increased capacity comes online in a manner that aligns with our current expectations as to demand from our EV customers, we are extending the timeframe for construction and commissioning of the second plant until such time as its capacity is supported by increased demand. In the meantime, and until we ramp up construction, we expect to be able to substantially reduce our planned capital expenditures for 2023 and 2024. At the same time, we believe that productivity improvements in our existing Rhode Island facility combined with supply of our energy industrial products from one or more contract manufacturers in China beginning in 2024 will permit us to achieve a target revenue capacity of approximately $550.0 million in 2024 and prior to the completion and start-up of the second plant. Nonetheless, there can be no assurance as to when we will ramp up construction on the second plant. There can also be no assurance that our contract manufacturing strategy of meeting the demand of our energy industrial customers with supply from one or more contract manufacturers in China will provide us with adequate manufacturing capacity or supply for that expected demand. Furthermore, when we ramp up construction on the second plant, further cost inflation and/or supply chain disruptions, as well as potential changes in the scope of the facilities, could lead to increases to our prior estimates for completion of the second plant.

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

We believe that our June 30, 2023 cash and cash equivalents balance of $134.3 million will be sufficient to support current operating requirements, current research and development activities and the initial capital expenditures required to support the evolving commercial opportunities in the electric vehicle market and other strategic business opportunities.

However, we plan to supplement our cash balance with equity financings, debt financings, equipment leasing, sale-leaseback transactions, customer prepayments, or government grant and loan programs to provide the additional capital necessary to purchase the capital equipment, construct the new facilities, establish the operations and complete the aerogel capacity expansions required to support our evolving commercial opportunities and strategic business initiatives. We also intend to enter into a new revolving credit facility. We believe that the consummation of equity financings could potentially result in an ownership change under Section 382 of the Internal Revenue Code. Such an ownership change would lead to the use of our net operating loss carryforwards being restricted. Our inability to use a substantial portion of our net operating loss carryforwards would result in a higher effective tax rate and adversely affect our financial condition and results of operations.

Primary Sources of Liquidity

Our principal sources of liquidity are currently our cash and cash equivalents. Cash and cash equivalents consist primarily of cash, money market accounts, and sweep accounts on deposit with banks. As of June 30, 2023, we had $134.3 million of unrestricted cash and cash equivalents.

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

Analysis of Cash Flow

Net Cash Used in Operating Activities

During the six months ended June 30, 2023, we used $32.3 million in net cash in operating activities, as compared to the use of $32.9 million in net cash during the comparable period in 2022, a decrease in the use of cash of $0.6 million. This decrease in use of cash was the result of cash provided by net loss adjusted for non-cash items of $12.4 million and in net cash used by changes in operating assets and liabilities of $11.8 million.

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

Net Cash Used in Investing Activities

Net cash used in investing activities is for capital expenditures for machinery and equipment principally to improve the throughput, efficiency and capacity of our East Providence facility and engineering designs and construction costs for the planned aerogel manufacturing facility in Bulloch County, Georgia. Net cash used in investing activities for the six months ended June 30, 2023 and 2022 was $115.4 million and $52.4 million, respectively.

Net Cash Provided by Financing Activities

Net cash used in financing activities for the six months ended June 30, 2023 totaled $0.2 million and consisted of $0.4 million in cash used for payments made for employee tax withholdings associated with the vesting of restricted stock units, offset, in part, by $0.2 million in proceeds from employee stock option exercises.

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

Certain Factors That May Affect Future Results of Operations

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors, which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about: the expected future growth of the market for our aerogel products and our continued gain in market share, in particular in the electric vehicle market, the energy infrastructure insulation market, the lithium-ion battery thermal barrier markets, and other markets we target; our beliefs in the appropriateness of our assumptions, the accuracy of our estimates regarding expenses, loss contingencies, future revenues, revenue capacity, future profits, uses of cash, available credit, capital requirements, and the need for additional financing to operate our business, including to complete the planned construction and development of our second manufacturing facility in Bulloch County, Georgia, or fabrication operations in Monterrey, Mexico, and to fund our planned strategic business initiatives; the performance of our aerogel blankets; our expectation that we will be successful in obtaining, enforcing and defending our patents against competitors and that such patents are valid and enforceable; our expectations regarding the investment to open a second manufacturing facility in Georgia, the extended construction and commissioning timeframe for the planned second manufacturing facility, our efforts to manage the construction of the second plant to align with our expectations of demand from EV customers, and our ability to complete the second plant; the anticipated capacity expansion as a result of the planned second manufacturing facility in Georgia, if it were to be completed; our estimates of annual production capacity; beliefs about the commercial potential for our technology in the electric vehicle market; beliefs about our ability to produce and deliver products to electric vehicle customers; beliefs about Aspen’s contracts with the major U.S. automotive manufacturers; our expectations about the size and timing of awarded business in the electric vehicle market, future revenues and profit margins, arising from our supply relationship and contract with automotive OEMs and our ability to win more business and increase revenue in the electric vehicle market; beliefs about the performance of our thermal barrier products in the battery systems of electric vehicles; the current or future trends in the energy, energy infrastructure, chemical and refinery, LNG, sustainable building materials, electric vehicle thermal barrier, electric vehicle battery materials or other markets and the impact of these trends on our business; our investments in the electric vehicle market and aerogel technology platform; our beliefs about the financial metrics that are indicative of our core performance; our expectations about the effect of manufacturing capacity on financial metrics such as Adjusted EBITDA; our expectations about future revenues, expenses, gross profit, net loss, loss per share and Adjusted EBITDA, sources and uses of cash, capital requirements and the sufficiency of our existing cash balance and available credit; our beliefs about the outcome, effects or estimated costs of current or potential litigation or their respective timing, including expected legal expense in connection with our patent enforcement actions; our expectations about future material costs and manufacturing expenses as a percentage of revenue, including the impact of engaging one or more contract manufacturers in China for supply of our energy industrial products; our expectation about the ability of the Chinese contract manufacturers that we engage to consistently supply the aerogel product that we order in a timely manner; our expectations of future gross profit and the effect of manufacturing expenses, manufacturing capacity and productivity on gross profit; our expectations about our resources and other investments in new technology and related research and development activities and associated expenses; our expectations about short and long term (a) research and development (b) general and administrative and (c) sales and marketing expenses; our expectations of revenue growth, increased gross profit, and improving cash flows over the long term; our intentions about managing capital expenditures and working capital balances; and our expectations about potential sources of future financing.

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

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business. As of June 30, 2023, we had unrestricted cash and cash equivalents of $134.3 million. These amounts were held for working capital and capital expansion purposes and were invested primarily in deposit accounts, money market accounts, and high-quality debt securities issued by the U.S. government via cash sweep accounts at major financial institutions in North America. Due to the short-term nature of these investments, we believe that our exposure to changes in the fair value of our cash as a result of changes in interest rates is not material.

As of June 30, 2023, we had a convertible note outstanding with principal balance of $113.0 million. Our convertible note bears interest at the Secured Overnight Financing Rate (SOFR) plus 5.50% per annum if interest is paid in cash, or, if interest is paid in-kind as an increase in the principal amount of the outstanding note, at the SOFR plus 6.50% per annum. Under the terms of the investment, SOFR has a floor of 1% and a cap of 3%. Interest is paid semi-annually in arrears on June 30 and December 30. We, at our option, are permitted to settle each semi-annual interest payment in cash, in-kind, or any combination thereof.

As of June 30, 2023, we had $0.3 million of restricted cash to support our outstanding letters of credit to secure obligations under certain commercial contracts and other obligations. We terminated our revolving credit facility agreement on November 28, 2022.

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

As of June 30, 2023, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls.

During the six months ended June 30, 2023, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 18, 2023, we filed a patent infringement complaint at the Seoul Central District Court and a petition for investigation of unfair trade practices in the Korea Trade Commission (KTC). The complaint and petition allege that Beerenberg Services AS, Beerenberg Korea Ltd., Bronx Holdings Pte. Ltd., and Bronx (China) Co., Ltd. (collectively, “Beerenberg”) have infringed several of our Korean patents in connection with the import and sale of certain aerogel products in Korea. The asserted patents include (a) Korean patents related to high performance reinforced aerogel compositions and (b) Korean counterparts of the patents previously successfully asserted against Nano Tech Co., Ltd. (“Nano”) and Guangdong Alison Hi Tech., Ltd. (“Alison”) in Germany and the US. We are seeking injunctive relief and monetary damages against the defendants. On May 30, 2023, we learned of a decision by the KTC to institute an investigation against Beerenberg Korea Ltd. and Bronx (China) Co., Ltd. on the basis of our petition.

In October 2022, we were served with a summons from Aerogels Poland Nanotechnology LLC (“APN”), a former distributor of our products in Poland with whom we previously terminated our distribution agreements because of APN’s failure to pay amounts due to us. The summons asserts causes of action for declaratory judgment, breach of contract, breach of implied contract, equitable estoppel and fraud, and states that plaintiffs will seek declaratory judgment, actual and liquidated damages in the sum of $20 million, in addition to attorneys’ fees. We were not served with any complaint at the time the summons was served. In December 2022, we filed a notice of appearance in New York County Supreme Court and a demand upon plaintiffs to file and serve a complaint. In March 2023, plaintiffs filed a complaint asserting various causes of action consistent with those set forth in the October 2022 summons, and a demand for monetary damages and other relief in excess of $16 million. On June 30, 2023, we filed a motion for an order to compel arbitration, seeking dismissal of certain claims, and for attorney’s fees. We intend to vigorously defend this matter.

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

We did not repurchase any of our equity securities during the quarter ended June 30, 2023.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended June 30, 2023, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

(a) Exhibits

3.1

Certificate of Amendment to Restated Certificate of Incorporation of Aspen Aerogels, Inc., dated June 1, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 1, 2023, File No. 001-36481).

10.1+	Aspen Aerogels 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2023, File No. 001-36481).

10.2+

Form of Stock Option Agreement under the Aspen Aerogels 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 1, 2023, File No. 001-36481).

10.3+

Form of Restricted Stock Unit Agreement for Executive Officers under the Aspen Aerogels 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 1, 2023, File No. 001-36481).

10.4+

Form of Restricted Stock Agreement for Directors under the Aspen Aerogels 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 1, 2023, File No. 001-36481).

10.5+

Form of Director Stock Option Agreement under the Aspen Aerogels 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 1, 2023, File No. 001-36481).

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

ASPEN AEROGELS, INC.

Date: August 3, 2023	By:	/s/ Donald R. Young
Donald R. Young
President and Chief Executive Officer (principal executive officer)

Date: August 3, 2023	By:	/s/ Ricardo C. Rodriguez
Ricardo C. Rodriguez
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)