Form 10-Q
period 2023-09-30
ASPEN AEROGELS INC
filed 2023-11-02
CIK 1145986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023, the registrant had 70,256,926 shares of common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ASPEN AEROGELS, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2023	2022
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$94,643	$281,335
Restricted cash	320	1,226
Accounts receivable, net of allowances of $184 and $255	54,413	57,350
Inventories	34,421	22,538
Prepaid expenses and other current assets	16,568	7,236
Total current assets	200,365	369,685
Property, plant and equipment, net	385,026	259,223
Operating lease right-of-use assets	17,400	11,990
Other long-term assets	2,355	2,518
Total assets	$605,146	$643,416
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$37,115	$54,728
Accrued expenses	16,694	16,003
Deferred revenue	5,463	5,846
Operating lease liabilities	1,986	2,368
Total current liabilities	61,258	78,945
Convertible note - related party	112,088	103,580
Operating lease liabilities long-term	21,987	13,456
Total liabilities	195,333	195,981
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value; 250,000,000 shares authorized, 70,226,633 and 69,994,963 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	1,082,896	1,075,226
Accumulated deficit	(673,083)	(627,791)
Total stockholders’ equity	409,813	447,435
Total liabilities and stockholders’ equity	$605,146	$643,416

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands, except share and per share data)
Revenue	$60,755	$36,706	$154,499	$120,753
Cost of revenue	46,945	43,065	127,196	130,111
Gross profit (loss)	13,810	(6,359)	27,303	(9,358)
Operating expenses:
Research and development	4,218	4,694	12,281	12,733
Sales and marketing	8,386	7,293	24,226	20,944
General and administrative	15,840	9,963	41,382	26,544
Total operating expenses	28,444	21,950	77,889	60,221
Loss from operations	(14,634)	(28,309)	(50,586)	(69,579)
Other income (expense)
Interest expense, convertible note - related party	(1,938)	(1,734)	(2,424)	(4,103)
Interest income, net	1,313	448	5,532	553
Income from Employee Retention Credits	2,186	—	2,186	—
Total other income (expense), net	1,561	(1,286)	5,294	(3,550)
Net loss	$(13,073)	$(29,595)	$(45,292)	$(73,129)
Net loss per share:
Basic and diluted	$(0.19)	$(0.75)	$(0.65)	$(2.03)
Weighted-average common shares outstanding:
Basic and diluted	69,317,805	39,533,695	69,243,843	36,047,879

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Value	Shares	Value
Balance at December 31, 2022	—	$—	69,994,963	$—	$1,075,226	$(627,791)	$447,435
Net loss	—	—	—	—	—	(16,796)	(16,796)
Stock compensation expense	—	—	—	—	2,267	—	2,267
Vesting of restricted stock units	—	—	71,643	—	(385)	—	(385)
Proceeds from employee stock option exercises	—	—	2,554	—	21	—	21
Balance at March 31, 2023	—	$—	70,069,160	$—	$1,077,129	$(644,587)	$432,542
Net loss	—	—	—	—	—	(15,423)	(15,423)
Stock compensation expense	—	—	—	—	2,710	—	2,710
Issuance of restricted stock	—	—	44,928	—	—	—	—
Vesting of restricted stock units	—	—	2,464	—	(8)	—	(8)
Proceeds from employee stock option exercises	—	—	41,591	—	150	—	150
Balance at June 30, 2023	—	$—	70,158,143	$—	$1,079,981	$(660,010)	$419,971
Net loss	—	—	—	—	—	(13,073)	(13,073)
Stock compensation expense	—	—	—	—	2,789	—	2,789
Vesting of restricted stock units	—	—	2,662	—	(9)	—	(9)
Proceeds from employee stock option exercises	—	—	65,828	—	274	—	274
Issuance costs from underwritten public offering	—	—	—	—	(139)	—	(139)
Balance at September 30, 2023	—	$—	70,226,633	$—	$1,082,896	$(673,083)	$409,813

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Value	Shares	Value
Balance at December 31, 2021	—	$—	33,218,115	$—	$673,461	$(545,053)	$128,408
Net loss	—	—	—	—	—	(19,484)	(19,484)
Stock compensation expense	—	—	—	—	1,828	—	1,828
Vesting of restricted stock units	—	—	166,211	—	(2,315)	—	(2,315)
Proceeds from employee stock option exercises	—	—	4,681	—	38	—	38
Proceeds from at-the-market offering, net of commissions of $729 and issuance costs of $318	—	—	737,288	—	23,272	—	23,272
Proceeds from private placement of common stock, net of fees and issuance costs of $136	—	—	1,791,986	—	49,864	—	49,864
Balance at March 31, 2022	—	$—	35,918,281	$—	$746,148	$(564,537)	$181,611
Net loss	—	—	—	—	—	(24,050)	(24,050)
Stock compensation expense	—	—	—	—	2,295	—	2,295
Issuance of restricted stock	—	—	391,324	—	—	—	—
Vesting of restricted stock units	—	—	2,569	—	(24)	—	(24)
Proceeds from employee stock option exercises	—	—	21,110	—	136	—	136
Proceeds from at-the-market offering, net of commissions of $149 and issuance costs of $28	—	—	145,000	—	4,786	—	4,786
Balance at June 30, 2022	—	$—	36,478,284	$—	$753,341	$(588,587)	$164,754
Net loss	—	—	—	—	—	(29,595)	(29,595)
Stock compensation expense	—	—	—	—	2,590	—	2,590
Issuance of restricted stock	—	—	3,495	—	—	—	—
Vesting of restricted stock units	—	—	236	—	—	—	—
Proceeds from at-the-market offering, net of commissions of $1,391 and issuance costs of $285	—	—	4,359,112	—	44,657	—	44,657
Balance at September 30, 2022	—	$—	40,841,127	$—	$800,588	$(618,182)	$182,406

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net loss	$(45,292)	$(73,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,757	6,692
Accretion of interest on convertible note - related party	1,721	4,103
Amortization of convertible note issuance costs	28	23
Amortization of debt discount due to modification of convertible note – related party	675	—
Provision for bad debt	(89)	42
Stock-compensation expense	7,766	6,713
Reduction in the carrying amount of operating lease right-of-use assets	2,186	1,925
Changes in operating assets and liabilities:
Accounts receivable	3,026	(6,733)
Inventories	(11,883)	(8,613)
Prepaid expenses and other assets	(6,771)	(3,055)
Accounts payable	(420)	481
Accrued expenses	691	1,918
Deferred revenue	(383)	1,035
Operating lease liabilities	(1,845)	(1,721)
Net cash used in operating activities	(39,833)	(70,319)
Cash flows from investing activities:
Capital expenditures	(147,669)	(119,348)
Net cash used in investing activities	(147,669)	(119,348)
Cash flows from financing activities:
Proceeds from issuance of convertible note - related party	—	100,000
Issuance costs from convertible note	—	(185)
Proceeds from employee stock option exercises	445	174
Payments made for employee restricted stock tax withholdings	(402)	(2,340)
Proceeds from at-the-market offering, net of commissions of $2,269	—	73,348
Fees and issuance costs from at-the-market offering	—	(631)
Proceeds from private placement of common stock	—	50,000
Fees and issuance costs from private placement of common stock	(139)	(137)
Repayment of prepayment liability	—	(4,728)
Net cash provided by (used in) financing activities	(96)	215,501
Net (decrease) increase in cash, cash equivalents and restricted cash	(187,598)	25,834
Cash, cash equivalents and restricted cash at beginning of period	282,561	76,564
Cash, cash equivalents and restricted cash at end of period	$94,963	$102,398
Supplemental disclosures of cash flow information:
Interest paid	$1	$130
Income taxes paid	$—	$—
Supplemental disclosures of non-cash activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$9,994	$5,857
Capitalized interest	$6,084	$1,277
Changes in accrued capital expenditures	$(17,193)	$40,402

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

Liquidity

During the nine months ended September 30, 2023, the Company incurred a net loss of $45.3 million, used $39.8 million of cash in operations and used $147.7 million of cash for capital expenditures. The Company had unrestricted cash and cash equivalents of $94.6 million as of September 30, 2023.

On November 28, 2022, the Company entered into a loan agreement with (the GM Loan Agreement) General Motors Holdings LLC (GM), an entity affiliated with General Motors LLC, which provides for a multi-draw senior secured term loan (the GM Loan) in an aggregate principal amount of up to $100.0 million, available to the Company on a delayed draw basis beginning January 1, 2023 to September 30, 2023, subject to certain conditions precedent to funding. On September 28, 2023, the Company amended the GM Loan Agreement to extend the draw period for the delayed GM Loan to a period beginning on the date that is twelve months prior to the date agreed upon by the Company and GM for the start of production at an aerogel manufacturing facility in Bulloch County, Georgia (the Plant) and ending on March 31, 2024 (or any later date approved in writing by GM at its sole discretion); extend the maturity date of the GM Loan from March 31, 2025 to September 30, 2025; and add financial covenants measured starting from the fiscal quarter ending December 31, 2024 and at the end of each fiscal quarter thereafter.

The revised GM Loan Agreement also amended the conditions precedent to funding to require the Company to provide evidence that cash proceeds of one or more equity and/or debt financing arrangements of not less than $500.0 million in the aggregate have been contributed to and disbursed by the Company in the manner prescribed in a pre-determined project budget (subject to a permitted variance) to fund the construction of and equipment for the first phase of the Plant and require that 70% of the total cost in connection with the construction and operation of the Plant has been fully funded prior to such applicable borrowing under the GM Loan Agreement.

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

In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments that are of a normal recurring nature and necessary for the fair statement of the Company’s financial position as of September 30, 2023 and the results of its operations and stockholders’ equity for the three and nine months ended September 30, 2023 and 2022 and the cash flows for the nine-month periods then ended. The Company has evaluated subsequent events through the date of this filing.

The Company’s results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or any other period.

(2) Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements of the Company include the accounts of all its subsidiaries which are majority-owned, controlled by the Company or a variable interest entity (VIE) where the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

A VIE is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company consolidates a VIE in accordance with ASC 810, Consolidation (ASC 810) when it is the primary beneficiary of such VIE. As primary beneficiary, the Company has both the power to direct the activities that most significantly impact the economic performance of the VIE and a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE. The Company is required to reconsider its evaluation of whether to consolidate a VIE each reporting period, based upon changes in the facts and circumstances pertaining to the VIE.

The Company evaluates the initial consolidation of each Consolidated VIE, which includes a determination of whether the VIE constitutes the definition of a business in accordance with ASC 805, Business Combinations (ASC 805), by considering if substantially all of the fair value of the gross assets within the VIE are concentrated in either a single identifiable asset or group of single identifiable assets. Upon consolidation, the Company recognizes the assets acquired, the liabilities assumed, and any third-party ownership of membership interests as non-controlling interest as of the consolidation or acquisition date, measured at their relative fair values.

In April 2022, the Company engaged Prodensa Servicios de Consultora to establish OPE Manufacturer Mexico S de RL de CV, a maquiladora located in Mexico with the express purposes of manufacturing thermal barrier PyroThin products and ultimately constructing an automated fabrication facility for PyroThin. OPE is currently owned by Prodensa, which charges a management fee though there is an option for OPE to be purchased by the Company after a period of 18 months. During the period between inception and the purchase option, OPE operations are consolidated within the Company's financial statements as of and for the nine months ended September 30, 2023.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid instruments, which consist of money market accounts and high-quality debt securities issued by the U.S. government via cash sweep and investment accounts. Cash and cash equivalents are maintained primarily with major financial institutions in North America. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk.

In light of the failure of Silicon Valley Bank and other regional banks, the Company continues to establish commercial banking relationships with additional large financial institutions.

Restricted Cash

As of September 30, 2023, the Company had $0.3 million of restricted cash to support its outstanding letters of credit to secure obligations under certain commercial contracts and other obligations.

Concentration of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of accounts receivable. The Company’s customers are primarily insulation distributors, insulation contractors, insulation fabricators and select energy and automotive end-users located throughout the world. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral to secure accounts receivable. The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of accounts receivable. The Company reviews the allowance for doubtful accounts quarterly. During the nine months ended September 30, 2023, the Company recorded a reduction for estimated customer uncollectible accounts receivable of less than $0.1 million. During the nine months ended September 30, 2022, the Company recorded a reduction for estimated customer uncollectible accounts receivable of less than $0.1 million.

For the nine months ended September 30, 2023 and 2022, two customers represented 50% and 44% of total revenue, respectively.

At September 30, 2023, the Company had one customer which accounted for 61% of accounts receivable. At December 31, 2022, the Company had two customers which accounted for 44% and 10% of accounts receivable, respectively.

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

During the nine months ended September 30, 2023, the Company granted 511,241 restricted common stock units (RSUs) with an aggregate grant date fair value of $4.5 million and non-qualified stock options (NSOs) to purchase 1,956,464 shares of common stock with an aggregate grant date fair value of $9.6 million to employees under its equity incentive plans. The RSUs and NSOs granted to employees will typically vest over a three-year period. During the nine months ended September 30, 2023, the Company also granted 44,928 shares of restricted common stock with a grant date fair value of $0.3 million and NSOs to purchase 46,272 shares of common stock with a grant date fair value of $0.2 million to its non-employee directors under the 2023 Equity Plan. The restricted common stock and NSOs granted to non-employee directors vest upon the earlier of the date that is the one-year anniversary of the grant date or the day prior to the Company’s annual meeting of stockholders to be held in 2024.

Stock-based compensation is included in cost of revenue or operating expenses, as applicable, and consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Cost of product revenue	$93	$270	$420	$656
Research and development expenses	255	306	510	843
Sales and marketing expenses	378	548	1,110	1,328
General and administrative expenses	2,063	1,466	5,726	3,886
Total stock-based compensation	$2,789	$2,590	$7,766	$6,713

The 2023 Equity Plan was approved by stockholders at the Company’s annual meeting of stockholders on June 1, 2023 as the successor to the 2014 Equity Plan, and no further awards may be made under the 2014 Equity Plan after that date. As of September 30, 2023, 6,030,483 shares of common stock were reserved for issuance upon the exercise or vesting of outstanding stock-based awards granted under the Company’s equity incentive plans. Any cancellations or forfeitures of awards outstanding under the 2023 Equity Plan, the 2014 Equity Plan or the 2001 Equity Incentive Plan, as amended (the 2001 Equity Plan) will result in the shares reserved for issuance pursuant to such awards becoming available for grant under the 2023 Equity Plan. As of September 30, 2023, the Company has either reserved in connection with statutory tax withholdings or issued a total of 4,956,866 shares under the Company’s equity incentive plans. As of September 30, 2023, there were 2,134,645 shares of common stock available for future grant under the 2023 Equity Plan.

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

The Company recorded warranty expense related to its thermal barrier products of $0.2 million during each of nine months ended September 30, 2023 and 2022.

Employee Retention Credits

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law, providing numerous tax provisions and other stimulus measures, including the Employee Retention Credit: a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the Employee Retention Credits. We qualified for the Employee Retention Credits in the third and fourth quarters of 2020 and the first quarter of 2021. In September 2023, we submitted filings for CARES Employee Retention Credits totaling $2.2 million that are reported in the accompanying condensed consolidated balance sheet within prepaid expenses and other current assets as of September 30, 2023, and in the accompanying statement of operations for the three and nine months ended September 30, 2023.

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

Standards Implemented Since December 31, 2022

The Company has not implemented any accounting standards that had a material impact on its consolidated financial statements during the nine months ended September 30, 2023.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. The Company did not have any contracts outstanding at December 31, 2022 and did not enter into any contracts during the nine months ended September 30, 2023 that contained a significant financing component.

The Company records deferred revenue for product sales when (i) the Company has delivered products, but other revenue recognition criteria have not been satisfied, or (ii) payments have been received in advance of the completion of required performance obligations.

Energy Industrial

The Company generally enters into contracts containing one type of performance obligation. For a majority of the contracts, the Company recognizes revenue at a point in time when transfer of control of the products is passed to the customer, which is generally upon delivery according to contractual shipping terms within customer purchase orders. For a limited number of customer arrangements for customized products with no alternative use to the Company and an enforceable right to payment for progress completed to date, the Company recognizes revenue over time using units of production to measure progress toward satisfying the performance obligations. Units of production represent work performed as we do not generate significant work in process and thereby best depicts the transfer of control to the customer. Customer invoicing terms for contracts for which revenue is recognized under the over time methodology are typically based on certain milestones within the production and delivery schedule. The timing of revenue recognition is assessed on a contract-by-contract basis.

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

The Company estimates the amount of its sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related revenue is recognized. The Company currently estimates return liabilities using historical rates of return, current quarter credit sales, and specific items of exposure on a contract-by-contract basis. Sales return reserves were approximately $0.1 million at both September 30, 2023 and December 31, 2022.

Thermal Barriers

The Company supplies fabricated, multi-part thermal barriers for use in battery packs in the electric vehicle market. These thermal barriers are customized to meet customer specifications. Although thermal barrier products are customized with no alternative use to the Company, the Company does not always have an enforceable right to payment. Under the provisions of ASC 606, the Company recognizes revenue at a point in time when transfer of the control of the products is passed to the customer according to the terms of the contract. The timing of revenue recognition is assessed on a contract-by-contract basis.

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

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical region and source of revenue:

	Three Months Ended September 30,
	2023			2022
	U.S.	International	Total	U.S.	International	Total
	(In thousands)
Geographical region
Asia	$—	$5,801	$5,801	$—	$7,296	$7,296
Canada	—	633	633	—	928	928
Europe	—	11,361	11,361	—	4,281	4,281
Latin America	—	1,176	1,176	—	84	84
U.S.	41,784	—	41,784	24,117	—	24,117
Total revenue	$41,784	$18,971	$60,755	$24,117	$12,589	$36,706

Source of revenue
Energy industrial	$12,249	$15,663	$27,912	$13,510	$11,242	$24,752
Thermal barrier	29,535	3,308	32,843	10,607	1,347	11,954
Total revenue	$41,784	$18,971	$60,755	$24,117	$12,589	$36,706

	Nine Months Ended September 30,
	2023			2022
	U.S.	International	Total	U.S.	International	Total
	(In thousands)
Geographical region
Asia	$—	$27,522	$27,522	$—	$26,271	$26,271
Canada	—	1,519	1,519	—	3,240	3,240
Europe	—	26,735	26,735	—	14,352	14,352
Latin America	—	5,065	5,065	—	2,985	2,985
U.S.	93,658	—	93,658	73,905	—	73,905
Total revenue	$93,658	$60,841	$154,499	$73,905	$46,848	$120,753

Source of revenue
Energy industrial	$43,994	$53,317	$97,311	$47,989	$42,415	$90,404
Thermal barrier	49,664	7,524	57,188	25,916	4,433	30,349
Total revenue	$93,658	$60,841	$154,499	$73,905	$46,848	$120,753

Contract Balances

The following table presents changes in the Company’s contract assets and contract liabilities during the nine months ended September 30, 2023:

	Balance at December 31, 2022	Additions	Deductions	Balance at September 30, 2023
	(In thousands)
Contract assets
Thermal barrier	$143	$—	$(143)	$—
Total contract assets	$143	$—	$(143)	$—
Contract liabilities
Deferred revenue
Energy industrial	$5,846	$14,308	$(14,691)	$5,463
Total contract liabilities	$5,846	$14,308	$(14,691)	$5,463

During the nine months ended September 30, 2023, the Company recognized $5.7 million of revenue that was included in deferred revenue as of December 31, 2022.

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

(4) Inventories

Inventories consist of the following:

	September 30,	December 31,
	2023	2022
	(In thousands)
Raw materials	$22,361	$19,876
Work in process	11,015	2,204
Finished goods	1,045	458
Total	$34,421	$22,538

(5) Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	September 30,	December 31,	Useful
	2023	2022	life
	(In thousands)
Construction in progress	$299,942	$209,056	—
Buildings	24,016	24,016	30 years
Machinery and equipment	166,060	136,607	3-10 years
Computer equipment and software	10,890	10,239	3 years
Leasehold improvements	23,171	9,226	Shorter of useful life or lease term
Total	524,079	389,144
Accumulated depreciation	(139,053)	(129,921)
Property, plant and equipment, net	$385,026	$259,223

Depreciation expense was $10.8 million and $6.7 million for the nine months ended September 30, 2023 and 2022, respectively.

Construction in progress totaled $299.9 million and $209.1 million at September 30, 2023 and December 31, 2022, respectively. The balance at September 30, 2023 and December 31, 2022 included engineering designs and construction costs totaling $255.2 million and $164.5 million, respectively, for a planned aerogel manufacturing facility in Bulloch County, Georgia. Capitalized interest totaled $8.8 million and $2.7 million at September 30, 2023 and December 31, 2022, respectively.

(6) Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2023	2022
	(In thousands)
Employee compensation	$14,001	$12,467
Other accrued expenses	2,693	3,536
Total	$16,694	$16,003

(7) Related Party Transactions

Convertible Note

During the year ended December 31, 2022, the Company issued a $100.0 million aggregate principal amount convertible note to Wood River Capital, LLC, an entity affiliated with Koch Disruptive Technologies, LLC (the 2022 Convertible Note). Refer to note 8 for more information.

During the nine months ended September 30, 2023, the Company incurred $7.8 million of interest from the 2022 Convertible Note, and capitalized $6.1 million as part of the construction in progress for the planned manufacturing facility in Bulloch County, Georgia.

Other

During the nine months ended September 30, 2023, the Company recorded costs of $8.6 million as a component of construction in progress, in connection with the planned aerogel manufacturing facility in Bulloch County, Georgia in fees from an entity affiliated with Koch Disruptive Technologies, LLC for project management service. The Company had $2.8 million in accounts payable as of September 30, 2023 due to the entity affiliated with Koch Disruptive Technologies, LLC.

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

In accordance with ASU 2020-06, the 2022 Convertible Note is accounted for as a single unit of account and consists of the following:

September 30,
2023
(In thousands)
Convertible note, principal	$100,000
Payment in-kind	12,952
Accrued interest	2,683
Discount on convertible note, net of accumulated amortization	(3,422)
Debt issuance costs, net of accumulated amortization	(125)
Convertible note	$112,088

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

The Company estimated the fair value of the 2022 Convertible Notes is approximately $97.5 million as of September 30, 2023. However, as the Company has not elected to utilize the fair value option, it is carried at amortized cost of $112.1 million.

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

Debt issuance costs, net of accumulated amortization is $0.1 million as of September 30, 2023. The effective interest rate approximated the contract interest rate for the nine months ended September 30, 2023. The Company amortized $0.7 million of the $4.1 million discount on the convertible note as of September 30, 2023 utilizing an effective interest rate of 10.7%.

Conversion Rights

On November 28, 2022, the Company entered into an amendment to the 2022 Convertible Note to reduce the initial Conversion Price by $5.00 per share from $34.936625 per share to $29.936625 per share, by increasing the initial Conversion Rate from 28.623257 shares per $1,000 of Capitalized Principal Amount to 33.400100 shares per $1,000 of Capitalized Principal Amount under the Convertible Note. Accordingly, the 2022 Convertible Note is convertible at the option of the holder at any time prior to the business day immediately preceding the maturity date at an initial conversion rate of 33.400100 shares of the Company’s common stock per $1,000 of capitalized principal. The effective conversion price is approximately $29.936625 per share (the Conversion Price). The Conversion Price is subject to adjustment upon the occurrence of certain dilutive events such as stock splits and combinations, stock dividends, mergers and spin-off. As of September 30, 2023, 3,862,221 shares of the Company’s common stock were issuable upon conversion of the 2022 Convertible Note. The Company has the right to settle conversions in shares of common stock, cash, or any combination thereof. If the closing price per share of the Company’s common stock on the New York Stock Exchange is at least 130% of the Conversion Price for 20 consecutive trading days, the Company may elect to convert the principal and accrued interest owing under the Notes, plus a make-whole amount equal to the sum of the present values of the remaining interest payments that would have otherwise been payable from the date of such conversion, redemption or repurchase, as applicable, through maturity (the Make-Whole Amount), into the Company’s common stock at the Conversion Price.

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

Embedded Derivatives

The Company determined that the Make-Whole feature of the 2022 Convertible Note requires bifurcation in accordance with Accounting Standards Codification 815, Derivatives and Hedging (ASC 815). Accordingly, the Company must separately account for the feature at fair value with changes in fair value reported in current period earnings. The fair value of the Make-Whole was determined to be immaterial as of February 18, 2022 and September 30, 2023.

(9) Commitments and Contingencies

Cloud Computing Agreement

The Company is party to a cloud computing agreement that is a service contract for enterprise resource planning software. During the year ended December 31, 2022, the Company amended the agreement to a new five-year term. As of September 30, 2023, the Company had $1.5 million of amortized costs related to implementation of the agreement that began to amortize during 2022. The capitalized implementation costs are classified on the consolidated balance sheets as follows:

	September 30,	December 31,
	2023	2022
	(In thousands)
Cloud computing costs included in other current assets	$420	$420
Cloud computing costs included in other assets	1,590	1,590
Amortization of cloud computing costs	(556)	(242)
Total capitalized cloud computing costs	$1,454	$1,768

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

Maturities of operating lease liabilities as of September 30, 2023 are as follows:

Year	Operating Leases
(In thousands)
2023 (excluding the nine months ended September 30, 2023)	$1,254
2024	4,431
2025	4,271
2026	3,958
2027	3,683
Thereafter	23,018
Total lease payments	40,615
Less imputed interest	(16,642)
Total lease liabilities	$23,973

The Company incurred operating lease costs of $4.2 million and $2.9 million during the nine months ended September 30, 2023 and 2022, respectively. Cash payments related to operating lease liabilities were $3.6 million and $2.6 million during the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, the weighted average remaining lease term for operating leases was 9.3 years. As of September 30, 2023, the weighted average discount rate for operating leases was 11.9%.

As of September 30, 2023, the Company had no additional operating real estate or equipment leases that would commence during 2023.

(11) Net Loss Per Share

The computation of basic and diluted net loss per share consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands, except share and per share data)
Numerator:
Net loss	$(13,073)	$(29,595)	$(45,292)	$(73,129)
Denominator:
Weighted average shares outstanding, basic and diluted	69,317,805	39,533,695	69,243,843	36,047,879
Net loss per share, basic and diluted	$(0.19)	$(0.75)	$(0.65)	$(2.03)

Potentially dilutive common shares that were excluded from the computation of diluted net loss per share because they were anti-dilutive consist of the following:

	Three and Nine Months Ended
	September 30,
	2023	2022
Common stock options	5,462,015	3,989,342
Restricted common stock units	568,469	259,766
Restricted common stock awards	889,366	856,435
Convertible note, if converted	3,862,221	3,016,319
Total	10,782,071	8,121,862

As the Company incurred a net loss for the three and nine months ended September 30, 2023 and 2022, the potential dilutive shares from common stock options, restricted common stock units, restricted common stock awards, and the convertible note were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented. The Company excludes the shares issued in connection with restricted stock awards from the calculation of basic weighted average common shares outstanding until the restrictions lapse.

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

Summarized below are the Revenue and Segment Operating Profit for each reporting segment:

	Revenue		Segment Operating Profit (Loss)		Revenue		Segment Operating Profit (Loss)
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
	(In thousands)				(In thousands)
Energy industrial	$27,912	$24,752	$5,825	$2,063	$97,311	$90,404	$24,246	$11,044
Thermal barrier	32,843	11,954	7,985	(8,422)	57,188	30,349	3,057	(20,402)
Total	$60,755	$36,706	$13,810	$(6,359)	$154,499	$120,753	$27,303	$(9,358)
Corporate expenses			28,444	21,950			77,889	60,221
Operating loss			(14,634)	(28,309)			(50,586)	(69,579)
Other income (expense), net			1,561	(1,286)			5,294	(3,550)
Net loss			$(13,073)	$(29,595)			$(45,292)	$(73,129)

	Total Assets
	September 30,	December 31,
	2023	2022
	(In thousands)
Energy industrial	$88,940	$94,415
Thermal barrier	91,860	39,320
Total assets of reportable segments	180,800	133,735
Construction in progress	299,943	209,050
All other corporate assets	124,403	300,631
	$605,146	$643,416

(14) Other Current Assets

The CARES Act provides an employee retention credit (CARES Employee Retention Credit), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company qualified for the tax credit under the CARES Act for qualified wages for the years ended December 31, 2020 and 2021. In September 2023, the Company submitted filings for CARES Employee Retention Credits totaling $2.2 million that are reported in the accompanying condensed consolidated balance sheet within prepaid expenses and other current assets as of September 30, 2023, and in the accompanying statement of operations for the three and nine months ended September 30, 2023.

(15) Subsequent Events

The Company has evaluated subsequent events through November 2, 2023, the date of issuance of the consolidated financial statements for the three and nine months ended September 30, 2023.

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

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q and under “Risk Factors” in Item 1A of the Annual Report and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023.

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

We have entered into production contracts with certain major OEMs, including General Motors LLC ("General Motors"), to supply fabricated, multi-part thermal barriers for use in the battery system of its next-generation electric vehicles. Pursuant to the contracts with General Motors, we are obligated to supply the barriers at fixed annual prices and at volumes to be specified by the customer up to a daily maximum quantity through the term of the agreements, which expire at various times from 2026 through 2034. While General Motors has agreed to purchase its requirement for the barriers from us at locations to be designated from time to time, it has no obligation to purchase any minimum quantity of barriers under the contracts. In addition, General Motors may terminate the contracts any time and for any or no reason. All other terms of the contracts are generally consistent with General Motors's standard purchase terms, including quality and warranty provisions customary in the automotive industry.

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

Recent Developments

On September 28, 2023 (the “First Amendment Effective Date”), Aspen Aerogels Georgia, LLC, a Georgia limited liability company (the “Borrower”), our wholly-owned subsidiary, entered into a first amendment (the “First Amendment”) to amend that certain loan agreement, dated as of November 28, 2022 (the “Loan Agreement”), by and among (i) the Borrower, (ii) us, as a guarantor and (iii) Aspen Aerogels Rhode Island, LLC, a Rhode Island limited liability company (“Aspen RI” and, together with the Borrower and us, each, a “Loan Party” and collectively, the “Loan Parties”), as a guarantor, and (iv) General Motors Holdings LLC (“GM”), as lender.

Pursuant to the First Amendment, the Loan Parties and GM agreed to, among other things, (i) extend the draw period for the delayed draw senior secured term loans (the “Loan”), from beginning on January 1, 2023 and ending on September 30, 2023, to instead a period beginning on the date that is twelve (12) months prior to the date agreed upon by Borrower and GM for the start of production at an aerogel manufacturing facility in Bulloch County, Georgia (the “Plant”) under the applicable GM Purchase Contracts (as defined therein) and ending on March 31, 2024 (or any later date approved in writing by GM at its sole discretion); (ii) extend the maturity date of the Loan Agreement from March 31, 2025 to September 30, 2025; and (iii) add the following financial covenants measured starting from the fiscal quarter ending December 31, 2024 and at the end of each fiscal quarter thereafter (each such fiscal quarter end, a “Test Date”): (A) a covenant requiring that the Total Leverage Ratio (as defined therein) shall not exceed 5.00:1.00 as of the applicable Test Date and (B) a covenant requiring that the ratio of our total indebtedness and our subsidiaries (with certain exceptions) to our consolidated equity shall not be greater than 1.20x as of the applicable Test Date, in each case, with compliance demonstrated through the submission of a certain compliance certificate (the “Financial Covenants”), subject to customary equity cure rights with respect to the Financial Covenants.

The First Amendment also amended the conditions precedent to funding to (i) require the Borrower to provide evidence that cash proceeds of one or more equity and/or debt financing arrangements of not less than $500.0 million in the aggregate (inclusive of all equity investments contributed to the Borrower for use in connection with the Plant prior to the First Amendment Effective Date) have been contributed to and disbursed by the Borrower in the manner prescribed in a pre-determined project budget (subject to a permitted variance) to fund the construction of and equipment for the first phase of the Plant and (ii) require that 70% of the total cost in connection with the construction and operation of the Plant has been fully funded prior to such applicable borrowing under the Loan Agreement.

Financial Summary

Our revenue for the nine months ended September 30, 2023 was $154.5 million, which represented an increase of $33.7 million, or 28%, from $120.8 million for the nine months ended September 30, 2022. Net loss for the nine months ended September 30, 2023 was $45.3 million and net loss per share was $0.65. Net loss for the nine months ended September 30, 2022 was $73.1 million and net loss per share was $2.03.

Key Metrics and Non-GAAP Financial Measures

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Square Foot Operating Metric

We price our energy industrial product and measure our shipments in square feet. We believe the square foot operating metric allows us and our investors to measure our manufacturing capacity and energy industrial product shipments on a uniform and consistent basis. The following chart sets forth energy industrial product shipments in square feet associated with recognized revenue, including revenue recognized over time, for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
Product shipments in square feet	5,909	6,711	22,337	24,074

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

The following table presents a reconciliation of net loss, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
Net loss	$(13,073)	$(29,595)	$(45,292)	$(73,129)
Depreciation and amortization	4,550	2,531	10,757	6,692
Stock-based compensation(1)	2,789	2,590	7,766	6,713
Other (income) expense	(1,561)	1,286	(5,294)	3,550
Adjusted EBITDA	$(7,295)	$(23,188)	$(32,063)	$(56,174)

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

Research and Development Expenses

Research and development expenses consist primarily of expenses for personnel engaged in the development of next generation aerogel compositions, form factors and manufacturing technologies. These expenses also include testing services, prototype expenses, consulting services, trial formulations for new products, equipment depreciation, facilities costs and related overhead. We expense research and development costs as incurred. We expect to continue to devote substantial resources to the development of new aerogel technologies, including our carbon aerogel battery materials. We believe that these investments are necessary to maintain and improve our competitive position. We also expect to continue to invest in research and engineering personnel and the infrastructure required in support of their efforts. We expect our research and development expenses will increase in absolute dollars, while decreasing as a percentage of revenue in 2023 and in the longer term.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs, incentive compensation, marketing programs, travel and related costs, consulting expenses and facilities related costs. We expect our sales and marketing expenses will increase in absolute dollars, while decreasing as a percentage of revenue in 2023 and in the longer term.

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

Interest Expense, Convertible Note - Related Party

Interest expense, convertible note - related party is net of the capitalized interest related to the $100.0 million in aggregate initial principal amount of our 2022 Convertible Note and $13.0 million relating to payment in-kind.

Interest Income (Expense), Net

Interest expense, net consists of interest expense related to our revolving credit facility and interest earned on the cash balances invested in deposit accounts, money market accounts, and high-quality debt securities issued by the U.S. government.

Income from Employee Retention Credit

Employee retention credit consists of other income related to our submitted filings for CARES Employee Retention Credits.

Provision for Income Taxes

We have incurred net losses since inception and have not recorded benefit provisions for U.S. federal income taxes or state income taxes since the tax benefits of our net losses have been offset by valuation allowances due to the uncertainty associated with the utilization of net operating loss carryforwards.

Results of Operations

Three months ended September 30, 2023 compared to the three months ended September 30, 2022

The following tables set forth a comparison of the components of our results of operations for the periods presented:

Revenue

	Three Months Ended September 30,
	2023		2022		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Revenue:
Energy industrial	$27,912	46%	$24,752	67%	$3,160	13%
Thermal barrier	32,843	54%	11,954	33%	20,889	175%
Total revenue	$60,755	100%	$36,706	100%	$24,049	66%

Total revenue increased $24.0 million, or 66%, to $60.7 million for the three months ended September 30, 2023 from $36.7 million in the comparable period in 2022. The increase in total revenue was the result of an increase in both thermal barrier and energy industrial revenue.

The following chart sets forth energy industrial product shipments in square feet associated with recognized revenue, including revenue recognized over time, for the periods presented:

	Three Months Ended September 30,		Change
	2023	2022	Amount	Percentage
Product shipments in square feet (in thousands)	5,909	6,711	(802)	(12)%

Energy industrial revenue increased by $3.1 million, or 13%, to $27.9 million for the three months ended September 30, 2023 from $24.8 million in the comparable period in 2022. This increase was driven by project-based demand in the subsea market and a more favorable mix of product shipments in the global petrochemical and refinery markets in Latin America, offset, in part, by a decrease in the volume of shipments in the global petrochemical and refinery markets of Asia, North America and Europe.

Energy industrial revenue for the three months ended September 30, 2023 included $8.0 million to a North American distributor, in comparison to $10.5 million for the comparable period of 2022.

The average selling price per square foot of our energy industrial products increased by $1.03, or 28%, to $4.72 per square foot for the three months ended September 30, 2023 from $3.69 per square foot for the three months ended September 30, 2022. The increase in average selling price reflected the impact of price increases enacted in 2023 and a change in the mix of products sold, as we strive to maximize capacity in our aerogel manufacturing facility. This increase in average selling price had the effect of increasing product revenue by $6.1 million for the three months ended September 30, 2023 from the comparable period in 2022.

In volume terms, energy industrial product shipments decreased by 0.8 million square feet, or 12%, to 5.9 million square feet for the three months ended September 30, 2023, as compared to 6.7 million square feet for the three months ended September 30, 2022. The decrease in volume had the effect of decreasing product revenue by $3.0 million for the three months ended September 30, 2023 from the comparable period in 2022.

Thermal barrier revenue was $32.8 million for the three months ended September 30, 2023 as compared to $11.9 million for the three months ended September 30, 2022. During the three months ended September 30, 2023 and 2022, thermal barrier revenue included $29.5 million and $9.2 million, respectively, to a major U.S. automotive OEM.

Cost of Revenue

	Three Months Ended September 30,
	2023		2022		Change
		Percentage of Related		Percentage of Related
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	($ in thousands)
Cost of revenue:
Energy industrial	$22,087	79%	$22,689	92%	$(602)	(3)%
Thermal barrier	24,858	76%	20,376	170%	4,482	22%
Total cost of revenue	$46,945	77%	$43,065	117%	$3,880	9%

Total cost of revenue increased $3.9 million, or 9%, to $47.0 million for the three months ended September 30, 2023 from $43.1 in the comparable period in 2022. The increase in total cost of revenue was the result of an increase in thermal barrier cost of revenue, offset by a decrease in energy industrial cost of revenue.

Energy industrial cost of revenue decreased $0.6 million, or 3%, to $22.1 million for the three months ended September 30, 2023 from $22.7 million in the comparable period in 2022. The $0.6 million decrease was the result of a $0.2 million decrease in material costs due to change in the product mix and a $0.4 million decrease in manufacturing and other operating costs from the comparable period in 2022. The decrease in manufacturing costs was driven by decrease in compensation and related costs of $0.7 million, depreciation and facility related expenses of $0.4 million and other manufacturing and operating costs of $0.2 million, offset by an increase in utilities expenses of $0.9 million.

Thermal barrier cost of revenue increased $4.5 million to $24.9 million for the three months ended September 30, 2023 as compared to $20.4 million for the three months ended September 30, 2022. The $4.5 million increase was the result of a $1.3 million increase in material costs and a $3.2 million increase in manufacturing costs. The increase in manufacturing costs was driven by a $1.9 million increase in depreciation and facility costs, $1.0 million increase in utilities expenses and other manufacturing and operating costs of $0.6 million, offset by a decrease in compensation and related costs of $0.3 million.

Gross Profit

	Three Months Ended September 30,
	2023		2022		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Gross profit:
Energy industrial	$5,825	21%	$2,063	8%	$3,762	182%
Thermal barrier	7,985	24%	(8,422)	(70)%	16,407	195%
Total gross profit (loss)	$13,810	23%	$(6,359)	(17)%	$20,169	317%

Gross profit increased by $20.1 million, or 317%, to $13.8 million for the three months ended September 30, 2023 from $6.3 million of gross loss in the comparable period in 2022. The increase in gross profit was the result of the $24.0 million increase in total revenue, offset by the $3.9 million increase in total cost of revenue. The increase in gross profit reflects the increase in revenue, offset, in part by, additional resources to support our expected higher run-rate revenue in future periods for both our energy industrial and thermal barrier products from the comparable period in 2022.

Research and Development Expenses

	Three Months Ended September 30,
	2023		2022		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Research and development expenses	$4,218	7%	$4,694	13%	$(476)	(10)%

Research and development expenses decreased by $0.5 million, or 10%, to $4.2 million for the three months ended September 30, 2023 from $4.7 million in the comparable period in 2022. The $0.5 million decrease reflects decreases in professional fees of $0.6 million, compensation and related expenses of $0.1 million and other research and development expenses of $0.1 million, offset by an increase in facility related expenditures of $0.3 million.

Research and development expenses as a percentage of total revenue decreased to 7% of total revenue for the three months ended September 30, 2023 from 13% in the comparable period in 2022.

Sales and Marketing Expenses

	Three Months Ended September 30,
	2023		2022		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Sales and marketing expenses	$8,386	14%	$7,293	20%	$1,093	15%

Sales and marketing expenses increased by $1.1 million, or 15%, to $8.4 million for the three months ended September 30, 2023 from $7.3 million in the comparable period in 2022. The $1.1 million increase was principally the result of increases in depreciation and facility related expenses of $0.9 million and an increase in compensation and related expenses of $0.4 million, offset by a decrease in professional fees of $0.2 million.

Sales and marketing expenses as a percentage of total revenue decreased to 14% of total revenue for the three months ended September 30, 2023 from 20% in the comparable period in 2022.

General and Administrative Expenses

	Three Months Ended September 30,
	2023		2022		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
General and administrative expenses	$15,840	26%	$9,963	27%	$5,877	59%

General and administrative expenses increased by $5.8 million, or 59%, to $15.8 million for the three months ended September 30, 2023 from $10.0 million in the comparable period in 2022. The $5.8 million increase was the result of additional staffing combined with increases in compensation and related costs of $5.2 million and professional services expenses of $1.0 million, and other general and administrative expenses of $0.1 million, partially offset by a decrease in facility related expenditures of $0.5 million.

General and administrative expenses as a percentage of total revenue decreased to 26% for the three months ended September 30, 2023 from 27% in the comparable period in 2022.

Other Income (Expense), net

	Three Months Ended September 30,
	2023		2022		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Other income (expense):
Interest (expense), related party	$(1,938)	(3)%	$(1,734)	(5)%	$(204)	12%
Interest income, net	1,313	2%	448	1%	865	193%
Income from Employee Retention Credits	2,186	4%	—	—	2,186	NM
Total other income (expense), net	$1,561	3%	$(1,286)	(4)%	$2,847	(221)%

Other income (expense), net increased by $2.8 million to $1.5 million of other income for the three months ended September 30, 2023 from $1.3 million of other expense in the comparable period in 2022. The $2.8 million increase was the result of $2.2 million of Employee Retention Credits, $0.8 million of interest income and a $0.2 million net impact of capitalized interest relating to our Convertible Note in the comparable period in 2022.

Results of Operations

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

The following tables set forth a comparison of the components of our results of operations for the periods presented:

Revenue

	Nine Months Ended September 30,
	2023		2022		Change
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	($ in thousands)
Revenue:
Energy industrial	$97,311	63%	$90,404	75%	$6,907	8%
Thermal barrier	57,188	37%	30,349	25%	26,839	88%
Total revenue	$154,499	100%	$120,753	100%	$33,746	28%

Total revenue increased $33.7 million, or 28%, to $154.5 million for the nine months ended September 30, 2023 from $120.8 million in the comparable period in 2022. The increase in total revenue was the result of an increase in both thermal barrier and energy industrial revenue.

The following chart sets forth energy industrial product shipments in square feet associated with recognized revenue, including revenue recognized over time, for the periods presented:

	Nine Months Ended September 30,		Change
	2023	2022	Amount	Percentage
Product shipments in square feet (in thousands)	22,337	24,074	(1,737)	(7)%

Energy industrial revenue increased by $6.9 million, or 8%, to $97.3 million for the nine months ended September 30, 2023 from $90.4 million in the comparable period in 2022. This increase was driven by project-based demand in the subsea market and a more favorable mix of product shipments in the global petrochemical and refinery markets in Latin America and Asia, offset, in part, by a decrease in the volume of shipments in the global petrochemical and refinery markets of North America and Europe.

Energy industrial revenue for the nine months ended September 30, 2023 included $27.6 million to a North American distributor, in comparison to $30.7 million for the comparable period of 2022.

The average selling price per square foot of our energy industrial products increased by $0.60, or 16%, to $4.36 per square foot for the nine months ended September 30, 2023 from $3.76 per square foot for the nine months ended September 30, 2022. The increase in average selling price reflected the impact of price increases enacted in 2023 and a change in the mix of products sold, as we strive to maximize capacity in our aerogel manufacturing facility. This increase in average selling price had the effect of increasing product revenue by $13.4 million for the nine months ended September 30, 2023 from the comparable period in 2022.

In volume terms, energy industrial product shipments decreased by 1.7 million square feet, or 7%, to 22.3 million square feet for the nine months ended September 30, 2023, as compared to 24.0 million square feet for the nine months ended September 30, 2022. The decrease in volume had the effect of decreasing product revenue by $6.5 million the nine months ended September 30, 2023 from the comparable period in 2022.

Thermal barrier revenue was $57.2 million for the nine months ended September 30, 2023 as compared to $30.3 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2023 and 2022, thermal barrier revenue included $49.0 million and $22.8 million to a major U.S. automotive OEM, respectively.

Cost of Revenue

	Nine Months Ended September 30,
	2023		2022		Change
		Percentage of Related		Percentage of Related
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	($ in thousands)
Cost of revenue:
Energy industrial	$73,065	75%	$79,360	88%	$(6,295)	(8)%
Thermal barrier	54,131	95%	50,751	167%	3,380	7%
Total cost of revenue	$127,196	82%	$130,111	108%	$(2,915)	(2)%

Total cost of revenue decreased $2.9 million, or 2%, to $127.2 million for the nine months ended September 30, 2023 from $130.1 in the comparable period in 2022. The decrease in total cost of revenue was the result of a decrease in energy industrial cost of revenue, offset by an increase in thermal barrier cost of revenue.

Energy industrial cost of revenue decreased $6.3 million, or 8%, to $73.1 million for the nine months ended September 30, 2023 from $79.4 million in the comparable period in 2022. The $6.3 million decrease was the result of a $6.9 million decrease in material costs due to change in the product mix, offset by a $0.6 million increase in manufacturing and other operating costs from the comparable period in 2022. The increase in manufacturing costs was driven by an increase in utilities expenses of $0.7 million, offset by a decrease in compensation and related costs of $0.1 million.

Thermal barrier cost of revenue increased $3.4 million to $54.1 million for the nine months ended September 30, 2023 as compared to $50.7 million for the nine months ended September 30, 2022. The $3.4 million increase was the result of a $6.3 million increase in manufacturing costs, offset by a $2.9 million decrease in material costs. The increase in manufacturing costs was driven by increases in depreciation and facility costs of $5.3 million and utilities expenses of $2.6 million and other manufacturing and operating costs of $1.0 million, offset by a decrease in compensation and related costs of $2.6 million.

Gross Profit

	Nine Months Ended September 30,
	2023		2022		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Gross profit:
Energy industrial	$24,246	25%	$11,044	12%	$13,202	120%
Thermal barrier	3,057	5%	(20,402)	(67)%	23,459	115%
Total gross profit (loss)	$27,303	18%	$(9,358)	(8)%	$36,661	392%

Gross profit increased by $36.6 million, or 392%, to $27.3 million for the nine months ended September 30, 2023 from $9.3 million of gross loss in the comparable period in 2022. The increase in gross profit was primarily the result of the $33.7 million increase in total revenue and the $2.9 million decrease in total cost of revenue. The increase in gross profit reflects the decrease in costs, offset, in part by, additional resources to support our expected higher run-rate revenue in future periods for both our energy industrial and thermal barrier products from the comparable period in 2022.

Research and Development Expenses

	Nine Months Ended September 30,
	2023		2022		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Research and development expenses	$12,281	8%	$12,733	11%	$(452)	(4)%

Research and development expenses decreased by $0.4 million, or 4%, to $12.3 million for the nine months ended September 30, 2023 from $12.7 million in the comparable period in 2022. The $0.4 million decrease reflects a decrease in professional fees of $1.4 million, compensation and related costs of $0.2 million and other research and development expenses of $0.4 million, offset by an increase in depreciation and facility related expenses of $1.6 million.

Research and development expenses as a percentage of total revenue decreased to 8% of total revenue for the nine months ended September 30, 2023 from 11% in the comparable period in 2022.

Sales and Marketing Expenses

	Nine Months Ended September 30,
	2023		2022		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Sales and marketing expenses	$24,226	16%	$20,944	17%	$3,282	16%

Sales and marketing expenses increased by $3.3 million, or 16%, to $24.2 million for the nine months ended September 30, 2023 from $20.9 million in the comparable period in 2022. The $3.3 million increase was principally the result of increases in compensation and related costs of $1.9 million, facility related expenditures of $1.2 million and other sales and marketing expenses of $0.2 million.

Sales and marketing expenses as a percentage of total revenue decreased to 16% for the nine months ended September 30, 2023 from 17% in the comparable period in 2022.

General and Administrative Expenses

	Nine Months Ended September 30,
	2023		2022		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
General and administrative expenses	$41,382	27%	$26,544	22%	$14,838	56%

General and administrative expenses increased by $14.8 million, or 56%, to $41.3 million for the nine months ended September 30, 2023 from $26.5 million in the comparable period in 2022. The $14.8 million increase was the result of additional staffing combined with increases in compensation and related costs of $12.6 million and professional services expenses of $2.7 million, offset by a $0.5 million decrease in other general and administrative expenses.

General and administrative expenses as a percentage of total revenue increased to 27% for the nine months ended September 30, 2023 from 22% in the comparable period in 2022.

Other Income (Expense), net

	Nine Months Ended September 30,
	2023		2022		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Other income (expense):
Interest (expense), related party	$(2,424)	(2)%	$(4,103)	(3)%	$1,679	(41)%
Interest income, net	5,532	4%	553	—	4,979	NM
Income from Employee Retention Credits	2,186	1%	—	—	2,186	NM
Total other income (expense), net	$5,294	3%	$(3,550)	(3)%	$8,844	NM

Other income (expense), net increased by $8.8 million to $5.3 million of other income for the nine months ended September 30, 2023 from $3.5 million of other expense in the comparable period in 2022. The $8.8 million increase was the result of $5.0 million of interest income, $2.2 million of Employee Retention Credits and a $1.6 million net impact of capitalized interest relating to our Convertible Note in the comparable period in 2022.

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

In February 2022, we sold and issued to an affiliate of Koch $100.0 million in aggregate principal amount of our 2022 Convertible Note. In addition, in March 2022, pursuant to a securities purchase agreement dated February 15, 2022, we sold to an affiliate of Koch 1,791,986 shares of our common stock, at a price of $27.902 per share, for net proceeds of $49.9 million after deducting fees and offering expenses of $0.1 million.

We believe that our September 30, 2023 cash and cash equivalents balance of $94.6 million will be sufficient to support current operating requirements, current research and development activities and the initial capital expenditures required to support the evolving commercial opportunities in the electric vehicle market and other strategic business opportunities.

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

Primary Sources of Liquidity

Our principal sources of liquidity are currently our cash and cash equivalents. Cash and cash equivalents consist primarily of cash, money market accounts, and sweep accounts on deposit with banks. As of September 30, 2023, we had $94.6 million of unrestricted cash and cash equivalents.

In February 2022, we sold and issued to an affiliate of Koch $100.0 million in aggregate principal amount of our 2022 Convertible Note. In addition, in March 2022, pursuant to a securities purchase agreement dated February 15, 2022, we sold to an affiliate of Koch 1,791,986 shares of our common stock, at a price of $27.902 per share, for net proceeds of $49.9 million after deducting fees and offering expenses of $0.1 million.

Analysis of Cash Flow

Net Cash Used in Operating Activities

During the nine months ended September 30, 2023, we used $39.8 million in net cash in operating activities, as compared to the use of $70.3 million in net cash during the comparable period in 2022, a decrease in the use of cash of $30.5 million. This decrease in use of cash was the result of lower net loss adjusted for non-cash items of $31.4 million offset by net cash used by changes in operating assets and liabilities of $0.9 million.

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

Net Cash Used in Investing Activities

Net cash used in investing activities is for capital expenditures for machinery and equipment principally to improve the throughput, efficiency and capacity of our East Providence facility and engineering designs and construction costs for the planned aerogel manufacturing facility in Bulloch County, Georgia. Net cash used in investing activities for the nine months ended September 30, 2023 and 2022 was $147.7 million and $119.3 million, respectively.

Net Cash Provided by Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2023 totaled $0.1 million and consisted of $0.4 million in cash used for payments made for employee tax withholdings associated with the vesting of restricted stock units and $0.1 million issuance costs from private placement of common stock, offset, in part, by $0.4 million in proceeds from employee stock option exercises.

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

Certain Factors That May Affect Future Results of Operations

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors, which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about: the expected future growth of the market for our aerogel products and our continued gain in market share, in particular in the electric vehicle market, the energy infrastructure insulation market, the lithium-ion battery thermal barrier markets, and other markets we target; our beliefs in the appropriateness of our assumptions, the accuracy of our estimates regarding expenses, loss contingencies, future revenues, revenue capacity, future profits, uses of cash, available credit, capital requirements, and the need for additional financing to operate our business and for capital expenditures and to fund our planned strategic business initiatives; the performance of our aerogel blankets; our expectation that we will be successful in obtaining, enforcing and defending our patents against competitors and that such patents are valid and enforceable; our expectations regarding the investment to open a second manufacturing facility in Georgia, the extended construction and commissioning timeframe for the planned second manufacturing facility, our efforts to manage the construction of the second plant to align with our expectations of demand from EV customers; our estimates of annual production capacity; beliefs about the commercial potential for our technology in the electric vehicle market; beliefs about our ability to produce and deliver products to electric vehicle customers; beliefs about Aspen’s contracts with the major automotive manufacturers; our expectations about the size and timing of awarded business in the electric vehicle market, future revenues and profit margins, arising from our supply relationship and contract with automotive OEMs and our ability to win more business and increase revenue in the electric vehicle market; beliefs about the performance of our thermal barrier products in the battery systems of electric vehicles; the current or future trends in the energy, energy infrastructure, chemical and refinery, LNG, sustainable building materials, electric vehicle thermal barrier, electric vehicle battery materials or other markets and the impact of these trends on our business; our investments in the electric vehicle market and aerogel technology platform; our beliefs about the financial metrics that are indicative of our core performance; our expectations about the effect of manufacturing capacity on financial metrics such as Adjusted EBITDA; our expectations about future revenues, expenses, gross profit, net loss, loss per share and Adjusted EBITDA, sources and uses of cash, capital requirements and the sufficiency of our existing cash balance and available credit; our beliefs about the outcome, effects or estimated costs of current or potential litigation or their respective timing, including expected legal expense in connection with our patent enforcement actions; our expectations about future material costs and manufacturing expenses as a percentage of revenue, including the impact of engaging one or more contract manufacturers in China for supply of our energy industrial products; our expectation about the ability of the Chinese contract manufacturers that we engage to consistently supply the aerogel product that we order in a timely manner; our expectations of future gross profit and the effect of manufacturing expenses, manufacturing capacity and productivity on gross profit; our expectations about our resources and other investments in new technology and related research and development activities and associated expenses; our expectations about short and long term (a) research and development (b) general and administrative and (c) sales and marketing expenses; our expectations of revenue growth, increased gross profit, and improving cash flows over the long term; our intentions about managing capital expenditures and working capital balances; and our expectations about potential sources of future financing.

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

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business. As of September 30, 2023, we had unrestricted cash and cash equivalents of $94.6 million. These amounts were held for working capital and capital expansion purposes and were invested primarily in deposit accounts, money market accounts, and high-quality debt securities issued by the U.S. government via cash sweep accounts primarily at major financial institutions in North America. Due to the short-term nature of these investments, we believe that our exposure to changes in the fair value of our cash as a result of changes in interest rates is not material.

As of September 30, 2023, we had a convertible note outstanding with principal balance of $113.0 million. Our convertible note bears interest at the Secured Overnight Financing Rate (SOFR) plus 5.50% per annum if interest is paid in cash, or, if interest is paid in-kind as an increase in the principal amount of the outstanding note, at the SOFR plus 6.50% per annum. Under the terms of the investment, SOFR has a floor of 1% and a cap of 3%. Interest is paid semi-annually in arrears on June 30 and December 30. We, at our option, are permitted to settle each semi-annual interest payment in cash, in-kind, or any combination thereof.

As of September 30, 2023, we had $0.3 million of restricted cash to support our outstanding letters of credit to secure obligations under certain commercial contracts and other obligations. We terminated our revolving credit facility agreement on November 28, 2022.

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

As of September 30, 2023, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls.

During the nine months ended September 30, 2023, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our patent infringement proceedings in Italy against of AMA S.p.A. and AMA Composites S.r.l. (collectively, AMA) are ongoing. In July 2023, the technical experts appointed by the judge issued a report finding key claims of our process patents valid and infringed by the aerogel products manufactured by Nano Tech Co., Ltd. and sold by AMA.

Our patent infringement proceedings in Korea against Beerenberg Services AS, Beerenberg Korea Ltd., and Bronx (China) Co., Ltd. (collectively, “Beerenberg”) at the Seoul District Court and Korea Trade Commission (KTC) are ongoing. Beerenberg Korea Ltd. and Bronx (China) Co., Ltd. have confirmed in their answers to the KTC investigation that the accused infringing products are manufactured in China by Bronx (China) Co., Ltd. and imported into Korea by Beerenberg Korea Ltd.

In August and September 2023, LG Chem Ltd. filed oppositions at the Korean Intellectual Property Trial and Appeal Board and at the Japanese Patent Office against one of the Korean patents we are asserting against Beerenberg in Korea and a Japanese counterpart of the Korean patents. We intend to vigorously defend the validity of these patents.

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

We did not repurchase any of our equity securities during the quarter ended September 30, 2023.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended September 30, 2023, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

(a) Exhibits

10.1+	Employment Offer Letter, dated August 23, 2023, by and between the Company and Santhosh Daniel.

10.2

First Amendment, dated September 28, 2023, to the Loan Agreement, dated November 28, 2022, by and among the Company, Aspen Aerogels Georgia, LLC, Aspen Aerogels Rhode Island, LLC and General Motors Holdings LLC.

10.3+	Aspen Aerogels, Inc. Bonus Plan (Amended and Restated Effective as of January 1, 2024).

10.4+	Executive Employment Agreement, dated September 5, 2023, by and between the Company and Stephanie Pittman.

10.5+	Separation Agreement, dated September 5, 2023, by and between the Company and Kelley Conte.

10.6+	Consulting Agreement, dated September 5, 2023, by and between the Company and Kelley Conte.

31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPEN AEROGELS, INC.

Date: November 2, 2023	By:	/s/ Donald R. Young
Donald R. Young
President and Chief Executive Officer (principal executive officer)

Date: November 2, 2023	By:	/s/ Ricardo C. Rodriguez
Ricardo C. Rodriguez
Chief Financial Officer and Treasurer (principal financial officer)