Form 10-K
period 2023-12-31
ASPEN AEROGELS INC
filed 2024-03-07
CIK 1145986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $454.8 million.

As of March 5, 2024, the registrant had 76,664,530 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 30, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

Auditor Firm Id:	185	Auditor Name:	KPMG LLP	Auditor Location:	Boston, MA, United States of America

PART I

Item 1. BUSINESS

When used in this report, the terms “we,” “us,” “our” and “the Company” refer to Aspen Aerogels, Inc. and its subsidiaries.

Aspen Aerogels, Inc. is an aerogel technology company that designs, develops and manufactures innovative, high-performance aerogel materials used primarily in the energy industrial, sustainable insulation materials and electric vehicle (EV) markets. We have provided high-performance aerogel insulation to the energy industrial and sustainable insulation markets for nearly two decades. We have developed and commercialized our proprietary line of PyroThin® aerogel thermal barriers for use in battery packs in EVs. In addition, we are developing applications for our aerogel technology in the battery materials market and a number of other high-potential markets. Our core businesses are organized into two reportable segments: Energy Industrial and Thermal Barrier. The following describes our key product offerings and new product innovations by reportable segment.

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

Our technologically advanced insulation products are principally targeted at the multi-billion dollar global market for energy industrial insulation materials. Our aerogel insulation has undergone rigorous technical validation and is used by many of the world’s largest oil producers and the owners and operators of refineries, petrochemical plants, liquefied natural gas facilities and power generating and distribution assets, such as ExxonMobil, Reliance Industries, PTT LNG, and Royal Dutch Shell. Our products replace traditional insulation in existing facilities during regular maintenance, upgrades and capacity expansions. In addition, our aerogel products are increasingly being specified for use in new-build energy industrial facilities.

We introduced our two key aerogel insulation product lines for the energy industrial market, Pyrogel® and Cryogel®, in 2008. Pyrogel and Cryogel have undergone rigorous technical validation by industry-leading end-users and achieved significant market adoption. Our insulation product revenue has grown from $17.2 million in 2008 to $128.6 million in 2023, representing a compound annual growth rate of 14%. During this period, we have sold over $1.4 billion of our insulation products globally, representing an installed base of more than 475 million square feet of insulation. We believe that our long-term record of success positions us for future growth and continued gain in market share in the energy industrial and sustainable insulation markets.

We have grown our business by forming technical and commercial relationships with industry leaders, which has allowed us to optimize our products to meet the particular demands of targeted market sectors. We have benefited from our technical and commercial relationships with ExxonMobil in the oil refinery and petrochemical sector, and with TechnipFMC in the offshore oil sector. We will continue our strategy of working with innovative companies to target and penetrate additional opportunities in the energy industrial and sustainable insulation materials markets.

Thermal Barrier

We are actively developing a number of promising aerogel products and technologies for the EV market. Our PyroThin product is an ultra-thin, lightweight and flexible thermal barrier designed with other functional layers to impede the propagation of thermal runaway across multiple lithium-ion battery system architectures. Our thermal barrier technology is designed to offer a unique combination of thermal management, mechanical performance and fire protection properties. These properties enable EV manufacturers to achieve critical battery performance and safety goals.

In addition, we are seeking to leverage our patented carbon aerogel technology to develop industry-leading battery materials for use in lithium-ion battery cells. These battery materials have the potential to increase the energy density of the battery cells, thus enabling an increase in the driving range of EVs.

We have entered into multi-year production contracts with a number of automotive EV OEM customers to supply fabricated, multi-part thermal barriers for use in the battery systems of their EV models. These customers include General Motors, Toyota, Scania, Automotive Cells Company (or ACC, a battery cell joint venture between Stellantis N.V, Saft-TotalEnergies and Mercedes-Benz), and Audi, a luxury brand of the Volkswagen Group. We are currently supplying thermal barrier production parts to both

General Motors and Toyota, and thermal barrier prototype parts to a number of global manufacturers of EVs, grid storage and home battery systems. During 2023, we sold $110.1 million of our PyroThin thermal barriers. During 2022, we sold $55.6 million of our PyroThin thermal barriers. During 2021, our first full year of serving the EV and energy storage market, we sold $6.7 million of our PyroThin thermal barriers.

The commercial potential for our PyroThin thermal barriers and our carbon aerogel battery materials in the EV market is significant. Accordingly, we are continuing to hire additional personnel, incurring additional operating expenses, incurring significant capital expenditures to expand our aerogel manufacturing capacity, establishing an automated thermal barrier fabrication operation, enhancing research and development resources, and expanding our battery materials research facilities, among other items.

Our patented aerogel products and manufacturing technologies are significant assets. Silica aerogels are complex structures in which 97% of the volume consists of air trapped between intertwined clusters of amorphous silica solids. These extremely low-density solids provide superior thermal and acoustic insulating properties. Although silica aerogels are usually fragile materials, we have developed innovative and proprietary manufacturing processes that enable us to produce industrially robust aerogel insulation cost-effectively and at commercial scale. We believe that our electrically conductive carbon aerogel materials are reaching development maturity and subsequently can expand our market opportunities in energy storage. These patented carbon aerogels are uniquely strong, providing the physical strength, charge and ion conductivity, and porosity required to host high concentrations of silicon in lithium-ion battery anodes. These silicon carbon aerogels have the potential to lower the costs and increase the energy density of EV battery systems.

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

Our aerogel thermal barrier products are designed to enable our customers to enhance the safety and performance of their lithium-ion battery systems. These barriers are designed to impede the propagation of thermal runaway in lithium-ion battery systems at the battery cell, module and pack levels across multiple lithium-ion battery system architectures. Our ultra-thin, lightweight and flexible thermal barriers are designed to allow battery manufacturers to achieve critical safety goals without sacrificing energy density. We believe we offer the best technology available for the management of thermal runaway in the EV market.

Manufacturing Operations

We manufacture our products using our proprietary technology at our facility in East Providence, Rhode Island. We have operated the East Providence facility since 2008 and have increased our capacity in phases. To meet expected growth in demand for our aerogel products in the EV market, we remain in the process of expanding our aerogel blanket capacity by constructing a second manufacturing plant in Bulloch County, Georgia. However, in order to manage the development of the second plant so that its increased capacity comes online in a manner that aligns with our current expectations of demand from our EV customers, we have extended the timeframe for construction and commissioning of the second plant until such time as its capacity is supported by increased demand. In the meantime, and until we ramp up construction, we expect to be able to substantially reduce our planned capital expenditures for 2024. At the same time, we believe that productivity improvements in our existing Rhode Island facility combined with our supplemental supply of our energy industrial products from one or more contract manufacturers, which we refer to as external manufacturing facilities in China, will permit us to achieve a target revenue capacity of approximately $650 million in 2024 and prior to the completion and start-up of the second plant in Georgia. Nonetheless, there can be no assurance as to when we will ramp up construction on the second plant. There can also be no assurance that our contract manufacturing strategy of meeting the demand of our energy industrial customers with supply from one or more external manufacturing facilities in China will provide us with adequate manufacturing capacity or supply for that expected demand. Furthermore, when we ramp up construction on the second plant, further cost inflation and/or supply chain disruptions, as well as potential changes in the scope of the facilities, could lead to increases to our prior estimated costs for completion of the second plant. In 2023, we opened our 59,000-square-foot engineering and rapid prototyping facility in Marlborough, MA. Our Advanced Thermal Barrier Center (ATBC) is designed to be the engineering hub of PyroThin cell-to-cell barriers, which help manufacturers optimize the safety and performance of battery packs for eMobility and energy storage system (ESS) markets.

We announced that the U.S. Department of Energy Loan Programs Office invited us into the formal due diligence and term sheet negotiation stage of the process, which is one in several steps remaining in the due diligence process prior to the DOE making a decision on whether to issue a Conditional Commitment for a loan. This loan application is in connection with the construction of our planned second manufacturing plant in Bulloch County, Georgia. The DOE's continued evaluation of the application is not an assurance that the terms and conditions of a term sheet will be consistent with terms proposed by the applicant. The foregoing matters are wholly dependent on the results of DOE review and evaluation, and DOE's determination whether to proceed. While the Department of Energy's invitation to the formal due diligence stage is not an assurance that the Department of Energy will issue a loan, we remain deeply engaged with the Loan Programs Office and its advisors and continue to believe that we are a strong candidate to partner with the Department of Energy Loan Programs Office in this program.

Financial information about our product and research services revenues, net loss per share and our total assets are provided in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Financial Summary

Total revenue for the years ended December 31, 2023, 2022 and 2021 was $238.7 million, $180.4 million, and $121.6 million, respectively. For the years ended December 31, 2023, 2022 and 2021, based on shipment destination, our U.S. revenue was $151.0 million, $114.0 million, and $66.8 million, respectively, and our international revenue was $87.7 million, $66.4 million, and $54.8 million, respectively.

Our Markets and Competition

Our principal markets are the energy industrial insulation market and the EV market. These markets are global, well-established and include large and well-capitalized end-users. The energy industrial market includes companies operating refinery, petrochemical, oil production, and liquefied natural gas (LNG) production and storage facilities. The energy industrial market also includes firms operating gas, coal, nuclear, hydro and solar thermal power generating plants and district energy systems. Insulation systems in the energy industrial market are designed to maintain hot and cold process equipment, piping and storage tanks at optimal temperatures, to protect plant and equipment from the elements and from the risk of fire, and to protect workers. This market is served by a well-organized, well-established worldwide network of distributors, contractors, and engineers.

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

The major end-user markets that drive demand for our products include oil refining, petrochemical, natural gas and LNG production and storage, onshore oil production, offshore oil production and power generation. Global energy demand is expected to increase in the long-term and, to serve this growing demand, we believe our end-user customers will continue to invest in major energy industrial projects.

We have also developed and commercialized a proprietary line of aerogel-based thermal barriers for use in battery packs of EVs and energy storage systems. The market for our thermal barrier products encompasses batteries used in mobile platforms, including automobiles, trucks, buses and light aircraft, and fixed platforms, including home storage, grid storage and other commercial applications. The multi-billion global lithium-ion battery market continues to grow and evolve rapidly. Our thermal barrier technology offers a unique combination of thermal management, mechanical performance, and fire protection properties that enables EV manufacturers to achieve critical battery performance and safety goals. We believe that as the e-mobility and energy storage markets require increasingly powerful lithium-ion battery systems, the demand for our aerogel thermal barriers will grow rapidly as the market players seek to reduce the associated risk of thermal runaway.

We have entered into production contracts with GM to supply fabricated, multi-part thermal barriers (Barriers) for use in the battery system of its next-generation EVs, or the GM Contracts. Pursuant to the GM Contracts, we are obligated to supply Barriers at fixed annual prices and at volumes to be specified by GM up to a daily maximum quantity through the respective terms of the agreements, which expire at various times from 2026 through 2034. While GM has agreed to purchase its requirement for Barriers from us at locations to be designated from time to time by them, it has no obligation to purchase any minimum quantity of Barriers under the GM Contracts. In addition, GM may terminate the GM Contracts at any time and for any or no reason. All other terms of the GM Contracts are generally consistent with automotive original equipment manufacturer (OEMs’) standard purchase terms, including quality and warranty provisions customary in the automotive industry. We have also entered into thermal barrier production contracts with Toyota, Scania, ACC, a battery cell joint venture between Stellantis N.V, Saft-TotalEnergies and Mercedes-Benz, and Audi, a luxury brand of the Volkswagen Group.

We also sell our products for use in the sustainable insulation materials and other end markets, including for the fabrication of insulation parts by OEMs. These OEMs develop products incorporating our aerogel blankets for applications in a diverse set of markets including military aircraft, trains, buses, appliances, apparel, footwear and outdoor gear. While these are not presently our core markets, we anticipate that we may allocate a growing portion of our manufacturing capacity to serve these markets in the long term. We believe the key performance criteria for insulation in these markets and applications include thermal performance, compact design, durability and fire resistance.

We operate in a highly competitive environment. In the energy industrial insulation market, we compete with traditional insulation materials based on product performance, price, availability and proximity to the customer. Customers may choose among a variety of insulation materials that offer a range of characteristics including thermal performance, durability, vapor permeability, moisture resistance, ease of installation and upfront and lifecycle costs. Within each type of insulation material, there is also competition between the manufacturers of that material. Most types of traditional insulation materials are produced by a number of different manufacturers, and once customers have chosen the type of insulation material that they intend to use, they will choose a manufacturer of that material based primarily on each manufacturer’s price and delivery schedule. Insulation manufacturers include a range of large, high-volume, multinational manufacturers offering branded products and strong technical support services to small, low-volume, local manufacturers offering low prices and limited customer support.

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

We compete in the aerogel materials market with Armacell International S.A., JIOS Aerogel Pte. Ltd., IBIDEN Co., Ltd., Guangdong Alison Hi-Tech Co., Ltd. Nano Tech Co., Ltd., Beerenberg AS, IBIH Advanced Materials Co., Ltd., Nameite New Materials Technology Co., Ltd., Guizhou Aerospace Wujiang Electro-Mechanical Equipment Co., Ltd., Shenzhen Aerogel Technology Co., Ltd., and a growing number of other competitors that manufacture, sell or resell aerogel-based insulation products. We expect to face increasing competition in the aerogel insulation market over the next several years as existing competitors and new entrants seek to develop and market their own aerogel products. In addition to other aerogel insulation products, we also encounter competition from innovatively packaged traditional insulation materials that compete with our products based on one or more performance factors.

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

Our market share was approximately 3% of the estimated multi-billion dollar annual global market for energy industrial insulation materials during 2022. Many of our competitors have greater market presence, larger market share, longer operating histories, stronger name recognition, larger customer bases and significantly greater financial, technical, sales and marketing, manufacturing and other resources than we have and may be better able to withstand volatility within the industry and throughout the economy as a whole, while retaining greater operating and financial flexibility. If our competitors lower their prices, or develop new products with better performance, or if we are unable to compete effectively, our growth opportunities, share of the market, margins and profitability may decline.

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

We believe the following combination of capabilities distinguishes us from our competitors and positions us to continue to gain market share in the energy industrial, sustainable insulation materials and EV markets:

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
•
Important End Markets. Our aerogel insulation products are primarily used in large-scale energy industrial facilities. Our aerogel thermal barrier products are gaining share in the rapidly growing, high value EV market. Given the projected high growth in the e-mobility markets and continued growth in global energy consumption in the long-term, and the construction of new facilities to satisfy this demand, we believe that we serve well-capitalized and rapidly growing global end markets. In order to capture the opportunities in our end markets, we have a network of sales professionals and qualified distributors in more than 50 countries around the world.

•
Strong Installed Base with Industry-leading Energy Customers. We have an installed base of more than 475 million square feet of insulation, representing more than $1.4 billion in cumulative product sales since 2008. Through our relationships with industry-leading energy industrial customers, our products have undergone rigorous testing and technical validation and are now in use at most of the world’s largest oil producers, refiners and petrochemical companies. These relationships have shortened the sales cycle with other customers and have helped to facilitate our market penetration. We also have strong relationships with a global network of energy-focused distributors, contractors and engineering firms that understand the significant advantages our products provide to end-users.
•
Thermal Barrier Adoption by Leading EV Customers. In 2020 and 2021, we entered into contracts with GM to supply fabricated, multi-part thermal barriers for use in the battery system of its next-generation EVs. This relationship has helped to validate our thermal barrier technology with other companies providing products and solutions to the EV, lithium-ion battery and grid storage markets. We are currently supplying thermal barrier production parts to both GM and Toyota. We are also supplying thermal barrier prototype parts to a number of other U.S., European and Asian manufacturers of EVs, grid storage and home battery systems. We have also entered into thermal barrier production contracts with Toyota, Scania, ACC, a battery cell joint venture between Stellantis N.V, Saft-TotalEnergies and Mercedes-Benz, and Audi, a luxury brand of the Volkswagen Group. During 2023, we sold $110.1 million of our PyroThin thermal barriers. During 2022, we sold $55.6 million of our PyroThin thermal barriers. During 2021, our first full year of serving the EV and energy storage market, we sold $6.7 million of our PyroThin thermal barriers. We are engaged in system development and quoting activities with a wide range of additional prospective customers in the broader e-mobility and energy storage markets.
•
Proven, Scalable Business Model. Our proprietary manufacturing technology is proven and has been successfully scaled to meet increasing demand. We have operated the East Providence, RI facility since 2008 and have increased our annual revenue capacity in phases. To meet expected growth in demand for our aerogel products in the EV market, we remain in the process of expanding our aerogel blanket capacity by constructing a second manufacturing plant in Bulloch County, Georgia. However, in order to manage the development of the second plant so that its increased capacity comes online in a manner that aligns with our current expectations of demand from our EV customers, we have extended the timeframe for construction and commissioning of the second plant until such time as its capacity is supported by increased demand. At the same time, we believe that productivity improvements in our existing Rhode Island facility combined with our supplemental supply of our energy industrial products from one or more external manufacturing facilities in China will permit us to achieve a target revenue capacity of approximately $650 million in 2024 and prior to the completion and start-up of the second plant in Georgia.
•
Protected Technology Platform and Proprietary Manufacturing Capability. Our Aerogel Technology Platform® is the result of extensive research and development dedicated to new aerogel compositions, form factors and manufacturing technologies. Our intellectual property portfolio is supported by 433 issued patents, with an additional 383 pending, in U.S. and foreign jurisdictions in areas related to product design, chemistry, process technology and market applications. In addition, we have significant knowledge and trade secrets related to product formulations and manufacturing techniques. We believe our portfolio of patents, trade secrets, and knowledge present a barrier to potential new entrants in the commercialization of aerogel products.
•
Experienced Management Team with a Demonstrated Track Record. Our executive officers have an average of more than 20 years of experience in global industrial companies, specialty chemical companies, automotive, or related material science research. This management team is responsible for the continued development of our Aerogel Technology Platform, the commercial acceptance of our products, and the creation of a global distribution and marketing platform. As of December 31, 2023, we employed 548 people, including material scientists, engineers, manufacturing line operators, sales personnel, administrative staff, and management. Additionally, we engaged Prodensa Servicios de Consultora to establish OPE Manufacturer Mexico S de RL de CV, a maquiladora located in Mexico, which manufactures thermal barrier PyroThin products and operates an automated fabrication facility for PyroThin. We believe our dedicated and experienced team is an important competitive asset.

Our Growth Strategy

Our strategy is to create economic value by leveraging our technological and market leadership in aerogels to be the premier provider of high-performance aerogel products serving the global EV and energy industrial markets. We also will pursue high-value opportunities for our aerogel insulation products within the sustainable insulation materials market and a diverse set of new markets. In addition, we will leverage our Aerogel Technology Platform to develop innovative, aerogel-enhanced products for applications outside of the global insulation market.

Key elements of our strategy include:

•
Leverage Aerogel Technology Platform in the EV Market. We plan to build upon the commercial success of our industry-leading PyroThin thermal barriers within the battery systems of EVs. We will continue to hire experienced automotive business development personnel, hire dedicated thermal barrier fabrication employees, and increase our aerogel blanket manufacturing capacity to keep pace with the significant potential demand for our PyroThin thermal barriers. In addition, we will seek to leverage the unique properties of our proprietary and patented carbon aerogels to improve the performance and cost of lithium-ion batteries. We will continue our efforts with our partners to explore the potential use of our silicon-rich carbon aerogel materials in the anode and cathode of lithium-ion batteries and in solid-state batteries. We will continue to seek to engage with additional leading battery material and EV manufacturers to realize the full potential of our silica aerogels, our carbon aerogels and our broader Aerogel Technology Platform within the EV market.
•
Strategically Increase Capacity to Meet Demand. Demand for our aerogel products has grown significantly since our inception. From 2008 through 2023, our energy industrial revenue has grown at a compound annual growth rate of 14% to $128.6 million. Furthermore, demand for our thermal barrier aerogel products has significantly grown, generating $110.1 million of revenue in 2023 compared to $55.6 million of revenue in 2022 and $6.7 million of revenue in 2021. To meet expected growth in demand for our aerogel products in the EV market, we have been in the process of expanding our aerogel blanket capacity by constructing a second manufacturing plant in Bulloch County, Georgia. However, in order to manage the development of the second plant so that its increased capacity comes online in a manner that aligns with our current expectations of the demand from our EV customers, we are extending the timeframe for construction and commissioning of the second plant until such time as its capacity is supported by increased demand. In the meantime, and until we ramp up construction, we expect to be able to substantially reduce our planned capital expenditures for 2024. At the same time, we believe that productivity improvements in our existing Rhode Island facility combined with our supplemental supply of our energy industrial products from one or more external manufacturing facilities in China will permit us to achieve a target revenue capacity of approximately $650 million in 2024 and prior to the completion and start-up of the second plant. Nonetheless, there can be no assurance as to when we will ramp up construction on the second plant. There can also be no assurance that our contract manufacturing strategy of meeting the demand of our energy industrial customers with supply from one or more external manufacturing facilities in China will provide us with adequate manufacturing capacity or supply for that expected demand. Furthermore, when we ramp up construction on the second plant, further cost inflation and/or supply chain disruptions, as well as potential changes in the scope of the facilities, could lead to increases to our prior estimated costs for completion of the second plant.
•
Capitalize on Innovation to Develop New Markets. Our team of materials scientists and engineers focus on advancing our Aerogel Technology Platform and developing next generation aerogel compositions, form factors and manufacturing processes. We believe that we are well-positioned to leverage over 20 years of research and development to develop and commercialize disruptive aerogel products for a wide array of new markets beyond the energy industrial, sustainable insulation materials and EV markets. We will seek to exploit the unique characteristics of aerogels, including low thermal conductivity, high surface area, and tunable electrical conductivity and porosity to develop aerogel-enhanced products and next generation technology addressing complex and unmet market needs. We will continue to seek potential partnerships with industry leaders that include a mix of commercial, technical and financial elements to realize the full potential offered by our proprietary Aerogel Technology Platform in targeted markets.
•
Broaden Energy Market Diversity and Grow Market Share. We plan to add resources to continue to grow our share of the energy industrial insulation market, both through increased sales to our existing customers and through sales to new customers. We plan to continue to expand and enhance our global sales and distribution network and seek to promote greater enterprise-wide adoption of our products by existing end-user customers. To date, the majority of our energy industrial insulation market revenue has been generated from applications in refineries and petrochemical facilities. We will continue to pursue and expect greater adoption of our products for applications in the LNG and power markets. In addition, our product revenue will continue to be generated, in large part, by demand for insulation associated with scheduled plant shutdowns, or turnarounds, and other maintenance-related projects. With broad adoption of our products and our growing installed base, we expect that our products will be specified at increasing rates during the design phase in a growing number of new-build and capital expansion projects. We also expect that growth in global energy demand over time will result in increased new-build and large capacity expansion projects, thereby driving additional demand for our aerogel products.
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

Our material costs were 36%, 51%, and 48% of product revenue for the years ended December 31, 2023, 2022 and 2021, respectively. We seek to lower our manufacturing costs, while maintaining appropriate performance characteristics, and to improve the per square foot costs of our silica aerogel blankets by optimizing our formulations to reduce material costs, by enhancing manufacturing process controls to improve yields, by realizing price reductions from existing vendors, by qualifying new vendors and by reducing shipping costs. Our objective is both to reduce costs to enhance our competitive position and to ensure we deliver high quality products to our customers.

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

Our aerogel blankets are reinforced with fiber batting. We manufacture and sell our blankets primarily in 60-inch-wide, three-foot diameter rolls with a standard range of thickness of one millimeter to ten millimeters. Our base products are all flexible, hydrophobic, vapor permeable, compression resistant and able to be cut and fabricated using conventional tools. We have specifically developed our line of aerogel blankets to meet the requirements of a broad set of applications within our target markets. The composition and attributes of our standard aerogel blankets are described below:

EV & Energy Storage Market

•
PyroThin. PyroThin thermal barriers are our new generation of ultra-thin flexible aerogel products engineered to satisfy the needs of the EV and energy storage industries to address thermal runaway issues in lithium-ion batteries. PyroThin thermal barriers can be used to provide passive fire protection at the cell, module or pack level within multiple lithium-ion battery system architectures. PyroThin thermal barriers can also be customized to offer a unique combination of thermal management, mechanical performance and fire protection properties that enable an EV manufacturer to achieve targeted battery performance and safety goals.

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
•
Cryogel Z. Cryogel Z is designed for sub-ambient and cryogenic applications in the energy industrial market. Cryogel Z is reinforced with a glass and polyester-fiber batting and is produced with an integral vapor barrier. Cryogel Z is also specially formulated to minimize the incidence of stress corrosion cracking in stainless steel systems. Cryogel Z’s combination of properties allows for simplified system designs and reduced installation costs in cold applications throughout the energy industrial market when compared to traditional insulation.
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
•
In 2024, consistent with our current expectations and plans for the growth of our business, we discontinued production of our Spaceloft® sustainable insulation materials, including Spaceloft Grey and Spaceloft A2.

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

Qualification for Use

Our products have undergone rigorous testing and are qualified for global usage in both routine maintenance and in capital projects at many of the world’s largest oil producers, refiners, and petrochemical companies, and within the next-generation lithium-ion battery systems of five of the largest global automotive manufacturers. These end-users of our products have well-defined practices, codes, specifications and standards for materials and systems installed in their vehicles or used in their facilities. These specifications include system design standards, material qualification and selection processes, insulation application practices, and quality control requirements. As part of the material qualification process established by these companies, a new insulation or thermal barrier product must meet general industry standards, such as consensus standards developed by ASTM International, and, in many cases, company-specific internal standards to be considered and approved for use or designed into vehicle platforms. In addition, most of these companies require one or more field trials of tests to evaluate fitness for use in specific applications. These companies either run these qualification processes and field trials internally or through third parties engaged by them, and they generally do not publicly disclose the results of their testing. While the specific processes and timelines vary from company to company, in general, upon successful completion of the qualification process for an insulation or thermal barrier product, an end-user will typically deem the product to be qualified for use in its facilities on a local, regional, or global basis for one or more applications or vehicles. Because our end-user customers are typically businesses with very large operations in multiple sites, our insulation or thermal barrier sales likely represent only a small portion of the total product used by any one of these companies. Accordingly, once our products are qualified or designed into a platform at a specified company, we continue to seek to expand the use of our products by the end-use customer in additional applications, platforms, locations, or vehicles.

Our Sales Channel

We market and sell our products primarily through our global sales force. Our sales personnel are based in North America, Europe, and Asia and travel extensively to market and sell our products to new and existing customers. The efforts of our sales force are supported by a small number of sales consultants with extensive knowledge of a particular market or region. Our sales force establishes and maintains customer and partner relationships, delivers highly technical information and provides first-class customer service. We plan to expand our sales force and business development resources globally to support anticipated growth in customers and demand for our products.

Our sales force calls on and maintains relationships with participants at all levels of the energy industrial supply chain. We have established a network of insulation distributors to ensure rapid delivery of our products in critical regions. Our sales personnel work to educate insulation contractors about the technical and operating cost advantages of aerogel blankets. Our sales force also works directly with end-users and engineering firms to promote qualification, specification, and wider acceptance of our products in existing and new applications. In the energy industrial market, we rely heavily on the existing and well-established channel of distributors and contractors to deliver products to our customers. In addition, our sales and business development personnel work directly with OEMs and strategic partners, including within the EV industry, to create new product designs and solutions to expand our market reach.

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

•
Distributors: We currently operate through a global network of insulation distributors. In general, insulation distributors stock, sell and distribute aerogel materials to insulation contractors and end-users. The distribution of our product outside of the United States is at times conducted under agreements that provide for exclusivity by geography linked to annual purchase volume minimums. These insulation distributors typically market, promote and advertise our aerogel materials across their market.
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

EV and Energy Storage

Our customers in the evolving EV and energy storage markets include EV manufacturers, Tier 1 automotive suppliers, lithium-ion battery manufacturers, and e-mobility and energy storage companies. Our existing and prospective customers range from start-ups to the largest automotive manufacturers in the world.

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

Additional Customer Information

General Motors LLC and Distribution International, Inc. represented 41% and 14%, respectively, of our total revenue in 2023 and were our only customers representing 10% or more of our revenue for that period. In 2022, GM and Distribution International, Inc. represented 25% and 22%, respectively, of our total revenue and were our only customers representing 10% or more of our revenue for that period. Distribution International, Inc. represented 28% of our total revenue in 2021 and was our only customer representing 10% or more of our revenue for that period.

Our product revenue is generated by sales to customers around the world. In 2023, 63% of our product revenue was generated in the United States, 18% in Europe, 15% in Asia, 3% in Latin America, and 1% in Canada, based on shipment destination.

A substantial portion of our sales are to shipment destinations located outside of the United States, including France, Norway, Thailand, Canada, Germany, Taiwan, Great Britain, Colombia, and South Korea. Total revenue generated from outside of the United States amounted to $87.7 million or 37% of total revenue, $66.4 million or 37% of total revenue and $54.8 million or 45% of total revenue, in the years ended December 31, 2023, 2022 and 2021, respectively. In addition, we may continue to expand our operations outside of the United States. As a result, we are subject to a number of risks. See “Risk Factors — A substantial portion of our revenue comes from sales in foreign countries, and we may expand our operations outside of the United States, which subjects us to increased economic, foreign exchange, operational, and political risks that could increase our costs and make it difficult for us to operate profitably.”

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

EV Market

Our thermal barrier products are in use today in EV battery systems of GM and Toyota with a leading global platform. We believe our customer base will expand in the near term to include additional EV manufacturers, Tier 1 automotive suppliers, lithium-ion battery manufacturers, and e-mobility and energy storage companies.

Our carbon aerogel program seeks to increase the performance of lithium-ion battery cells to enable EV manufacturers to extend the driving range and reduce the cost of EVs, among other uses. We are targeting the manufacturers of battery components, batteries, grid battery systems, and EVs as potential customers for our carbon aerogel materials.

Sustainable Insulation Materials and Other Markets

Traditionally, we have relied on the efforts of a small network of partners, OEMs and fabrication houses to serve the sustainable insulation materials, transportation, apparel and appliance markets. These partners, OEMs and fabricators are manufacturers of components and systems for refrigerated and hot appliances, cold storage equipment, automobiles, aircraft, trains, electronics, and outdoor gear and apparel. The end-users of our products in these markets include a wide range of institutions, businesses, individuals, municipalities and government agencies.

Manufacturing

We manufacture our products using our proprietary technology at our facility located in East Providence, Rhode Island. We have operated the East Providence facility since 2008 and have significantly increased manufacturing capacity and productivity during the period. Our manufacturing process is proven and has been scaled to meet increasing demand.

Our manufacturing group is led by a seasoned team with management experience at global industrial and specialty chemical companies. Our manufacturing workforce is skilled, and we have experienced employee turnover consistent with our industry. We have well-defined operating processes and maintenance, environmental, health and safety programs to support our operations. We employ statistical processes and quality controls in our manufacturing systems. We routinely measure and monitor thermal conductivity, hydrophobicity and other key properties of the aerogel blankets produced in our manufacturing operations. We are ISO 9001:2015 certified.

We have operated the East Providence, RI facility since 2008 and have increased our capacity in phases since that time. To meet expected growth in demand for our aerogel products in the EV market, we remain in the process of expanding our aerogel blanket capacity by constructing a second manufacturing plant in Bulloch County, Georgia. However, in order to manage the development of the second plant so that its increased capacity comes online in a manner that aligns with our current expectations of demand from our EV customers, we have extended the timeframe for construction and commissioning of the second plant until such time as its capacity is supported by increased demand. In the meantime, and until we ramp up construction, we expect to be able to substantially reduce our planned capital expenditures for 2024. At the same time, we believe that productivity improvements in our existing Rhode Island facility combined with our supplemental supply of our energy industrial products from one or more external manufacturing facilities in China will permit us to achieve a target revenue capacity of approximately $650 million in 2024 and prior to the completion and start-up of the second plant in Georgia. Nonetheless, there can be no assurance as to when we will ramp up construction on the second plant. There can also be no assurance that our contract manufacturing strategy of meeting the demand of our energy industrial customers with supply from one or more external manufacturing facilities in China will provide us with adequate manufacturing capacity or supply for that expected demand. Furthermore, when we ramp up construction on the second plant, further cost inflation and/or supply chain disruptions, as well as potential changes in the scope of the facilities, could lead to increases to our prior estimated costs for completion of the second plant. In 2023, we opened our 59,000-square-foot engineering and rapid prototyping facility in Marlborough, MA. Our Advanced Thermal Barrier Center (ATBC) is designed to be the engineering hub of PyroThin cell-to-cell barriers, which help manufacturers optimize the safety and performance of battery packs for eMobility and energy storage system (ESS) markets.

We closely monitor all stages in the manufacture of our aerogel blankets. Our direct ownership of manufacturing operations in East Providence, RI allows us to maintain control of proprietary process technologies and to control product quality. We also closely monitor the manufacturing process and quality control of the aerogels supplied by our external manufacturing facilities in China. As of December 31, 2023, we have contracted with a contract manufacturer in China to produce supplemental supply of our Pyrogel XTE and Cryogel Z products. Our production of aerogel blankets at our East Providence, RI facility utilizes a continuous process and consists of the following key steps:

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
•
Fabrication. Cutting, lamination, and production of components and multi-layer systems for custom applications in the EV and subsea markets.
•
Quality Control. Utilizing statistical process and quality controls to measure thermal conductivity, hydrophobicity and other key properties of our aerogel products.

Our material costs were 36%, 51%, and 48% of product revenue for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Research and Development

The mission of our research and development team is to leverage our Aerogel Technology Platform in support of our commercial objectives. In our existing markets, research and development personnel design new and improved insulation and thermal barrier products to enhance our value to customers and to expand our revenue potential. Our materials scientists and engineers also seek to develop enhanced chemical and process technologies to improve yields, lower manufacturing costs and improve product performance. In new markets, research and development personnel seek to exploit the unique characteristics of aerogels, including low thermal conductivity, high surface area, and tunable electrical conductivity and porosity, to develop aerogel-enhanced products and next generation technology addressing complex and unmet market needs.

Our research and development expenditures were $16.4 million, $16.9 million, and $11.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

As of December 31, 2023, we owned 75 issued U.S. patents, 51 pending U.S. patent applications, 358 issued foreign patents and 332 pending foreign patent applications. The scope of each of our patents varies in accordance with local law.

We have successfully enforced our patent rights against Chinese aerogel manufacturers in the U.S. at the International Trade Commission and in Europe at the District Court in Mannheim, Germany. We also have an ongoing patent infringement action against Beerenberg Services AS and Beerenberg Korea Ltd. at the Seoul District Court and against Beerenberg Korea Ltd., and Bronx (China) Co., Ltd. at the Korea Trade Commission (KTC) in connection with the alleged infringement of the Korean counterparts of our patents previously asserted successfully in Germany and also an additional Korean patent family covering high performance aerogel compositions. We have an ongoing patent infringement action against AMA S.p.A. and AMA Composites S.r.l. (collectively, AMA) at the Court of Genoa, Italy in connection with alleged infringement of the Italian part of our patents previously asserted successfully in Germany. Further details of these actions are set forth in our prior Annual Reports on Form 10-K and in other filings. In addition to the foregoing, we have been and may be from time-to-time party to other legal proceedings that arise in the ordinary course of business and to other patent enforcement actions to assert our patent rights.

Due to their nature, it is difficult to predict the outcome or the costs involved in any litigation. Furthermore, our adversaries may have significant resources and interest to litigate and therefore, these litigation matters could be protracted and may ultimately involve significant legal expenses.

We believe that having distinctive names is an important factor in marketing our products, and therefore we use trademarks to brand some of our products, including Pyrogel, PyroThin and Cryogel. As of December 31, 2023, we had eight trademark registrations in the United States, and 81 trademark registrations in foreign jurisdictions, including the European Union, United Kingdom, Japan, China, Canada, Mexico, India, South Korea and Brazil. Additionally, we had two pending US trademark applications and four pending foreign trademark applications. Although we have a foreign trademark registration program for selected marks, our approach may not be comprehensive, and we may not be able to register or use such marks in each foreign country in which we seek registration.

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

We maintain a public website at https://www.aerogel.com and use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Our website includes an Investors section through which we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers, as well as any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The members of our Board of Directors and the designated chairs of the committees of the Board of Directors are reflected on the signature page of this annual report on Form 10-K. We also make available on our website the charters for our Board of Directors’ Audit Committee, Compensation and Leadership Development Committee and Nominating, Governance and Sustainability Committee, as well as our Code of Business Conduct and Ethics, our Corporate Governance Guidelines and other related materials. The information on our website is not part of this annual report.

Our Investor Relations Department can be contacted at Aspen Aerogels, Inc., 30 Forbes Road, Northborough, MA 01532, Attention: Investor Relations; telephone: 508-691-1111; e-mail: ir@aerogel.com.

Human Capital Resources

As of December 31, 2023, we had 548 full-time employees. Of our employees, 517 are located in the United States and 31 are located abroad. We consider our current relationship with our employees to be of good standing. None of our employees are represented by labor unions or have collective bargaining agreements. Additionally, we engaged Prodensa Servicios de Consultora to establish OPE Manufacturer Mexico S de RL de CV, a maquiladora located in Mexico, which manufactures thermal barrier PyroThin products and operates an automated fabrication facility for PyroThin.

Compensation and Benefits

At Aspen Aerogels, we view our employees as our most valuable asset and have taken great steps to offer a comprehensive suite of compensation and benefits to ensure the physical, emotional and financial well-being of our employees. Our goal is to attract and retain the best and brightest talent and remain competitive within our industry. Compensation consists of industry and market competitive base salaries as well as a combination of short-term and long-term incentive compensation programs. These short-term and long-term incentive programs, or pay-at-risk compensation, are designed to link outcomes directly to the achievement of individual and financial goals, strategic objectives, and stock price appreciation. Our benefits programs, which vary by location, generally include health and welfare benefits, paid time off, and other key programs to support the general well-being of our employees. A comprehensive paid parental leave program provides Aspen US employees the financial security and flexibility to provide necessary care for themselves and their families; flexibility that improves productivity, job satisfaction and increases employee retention and engagement.

Diversity, Equity and Inclusion

We respect and celebrate our employees by striving to create a diverse and inclusive environment in which people thrive. We need the best minds in the room to propel the next generation of sustainable solutions – key to which is diversity. A more diverse workforce is to our collective benefit as we all gain from tapping into a broader range of experiences, abilities, ideas, and perspectives. Our diversity commitments include bringing more women into leadership positions, focusing our recruitment and retention efforts to achieve more diverse racial and ethnic representation across our organization, and partnering with community organizations to develop a growing workforce that reflects all expressions of individuality and supports the local regions in which we operate.

Community Engagement

Community and caring are at the heart of our culture, and we are proud to give back to the communities where we work and live. Aspen Aerogel employees partner with community-based organizations to participate in local efforts to donate time, money, and goods.

Workforce Health & Safety

Aspen Aerogels is committed to the health, safety and well-being of our employees and the communities in which we operate. Safety and health in our business must be part of every operation. The Company requires a safety-first approach and cooperation in all safety matters, not only between supervisor and employee, but also among employees and contractors.

Business Ethics and Integrity

Our Code of Business Conduct and Ethics provides Aspen Aerogels employees with a clear understanding of the principles of business conduct and ethics that are expected of them and to aid them with a framework for making ethical decisions in compliance with applicable law. It applies to the Company enterprise-wide and to all associates with whom Aspen Aerogels conducts business.

Seasonality

Our energy industrial product offerings make us less susceptible to seasonal patterns as our operating results are generated in part by demand for insulation associated with new-build construction of facilities, capital expansions and related capital projects, and larger maintenance-related projects in the energy industrial market. Historically, our third and fourth quarter results have shown increased levels of revenue, which we believe is associated with our end-user customers’ maintenance schedules and timing of capital projects. As we pursue and grow revenue opportunities in the EV market, we expect that a portion of our revenues may be subject to seasonal patterns typical of automotive suppliers.

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

•
Our efforts in developing, selling, and supplying products in EV market may subject us to increased financial, operational, and legal risks that could materially adversely impact our business, financial conditions, and results of operations and may also increase our costs and make it difficult for us to operate profitably.
•
We will require significant additional capital to pursue our growth strategy, but we may not be able to obtain additional financing on acceptable terms or at all.
•
Our estimates regarding market opportunity for our products in the EV market and the assumptions on which our financial targets and our planned production capacity increases are based may prove to be inaccurate, which may cause our actual results to materially differ from such targets, which may adversely affect our future profitability, cash flows, and stock price.
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
•
A substantial portion of our revenue comes from sales in foreign countries and we are planning to expand our operations outside of the United States, which subjects us to increased economic, trade, foreign exchange, operational, and political risks that could materially adversely impact our business, financial conditions and results of operations and also increase our costs and make it difficult for us to operate profitably.
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
•
The impact of the Russian invasion of Ukraine and the conflict in the Middle East on the global economy, energy supplies and raw materials is uncertain, but may prove to negatively impact our business and operations.
•
Our inability to protect our intellectual property rights and trade secrets could negatively affect our business and results of operations.
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

We have a history of losses, and we may not ever achieve full-year profitability. We experienced net losses of $45.8 million, $82.7 million and $37.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, our accumulated deficit was $673.6 million. We expect to continue to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Our expenses include research and development, sales and marketing, and general and administrative costs. Furthermore, these expenses are not the only factors that may contribute to our net losses. For example, interest expense that we incur on any future financing arrangements could contribute to our net losses. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving profitability, or sustaining profitability if we do achieve it. In addition, our ability to achieve profitability is subject to a number of risks and uncertainties discussed below, many of which are beyond our control. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

We will require significant additional capital to pursue our growth strategy, but we may not be able to obtain additional financing on acceptable terms or at all.

The growth of our business will depend on substantial amounts of additional capital for expansion of existing production lines or construction of new production lines or facilities, for ongoing operating expenses, for continued development of our Aerogel Technology Platform, or for introduction of new product lines. Our capital requirements will depend on many factors, including the rate of our revenue growth, our introduction of new products and technologies, our enhancements to existing products and technologies, and our expansion of sales and marketing and product development activities. In addition, we anticipate significant cash outlays during 2024 related to maintaining our aerogel manufacturing operations in our East Providence, Rhode Island facility and the construction of our second aerogel plant in Bulloch County, Georgia, among other items. We are planning to raise capital through debt financings, equity financings, partner financings, or technology licensing agreements to fund these operating and capital expenditure requirements in 2024 and beyond. Any such future significant expansion of our aerogel capacity, or similar investment will require us to raise substantial amounts of additional capital. There is no assurance that we will be able obtain any such type of financing on terms acceptable to us or at all and in a timely manner. The current economic landscape resulting in higher interest rates presents further challenges in obtaining financing on acceptable terms or at all.

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

Our efforts in developing, selling, and supplying products in the EV market may subject us to increased financial, operational, and legal risks that could materially adversely impact our business, financial conditions, and results of operations and may also increase our costs and make it difficult for us to operate profitably.

We have a focus on developing and selling products in the automotive industry, specifically for EV applications. In 2020 and 2021, we entered into contracts with GM to supply our thermal barrier products for use in the battery system of its EVs, and in 2023, we entered into thermal barrier production contracts with Toyota, Scania, ACC, a battery cell joint venture between Stellantis N.V, Saft-TotalEnergies and Mercedes-Benz, and Audi, a luxury brand of the Volkswagen Group. We are currently selling thermal barrier production parts to GM and Toyota, and prototype thermal barrier parts to a number of other companies. We are also continuing our efforts to develop additional thermal barrier products for sale to others in the EV market. As a result of our existing contract with GM and other OEMs, current sales to others in the EV market and any future supply of our products to the automotive industry, including through specific contracts, we are subject to a number of risks, including, but not limited to:

•
Under our contracts with the GM, they are not obligated to make any purchases from us and may terminate the contract at any time. There can be no assurance that significant revenue, or any revenue at all, will result from the contract.
•
In order to support the projections and estimates of our product demand that our potential automotive customers present to us, we may need to make substantial capital and other investments without any assurance that such potential demand will materialize. For example, under the contract with GM, we are obligated to supply products up to a daily maximum quantity even without a specific purchase commitment. This requires us to invest in capacity, infrastructure and personnel. These investments could result in substantial capital expenditures without any commensurate increase in revenue, or any increase at all. Even if significant sales of our products to automotive OEMs materialize, the need to make these significant capital investments, as well as the costs related to developing these products and related process and manufacturing developments, and the costs of meeting the stringent requirements of the automotive industry, could result in sales to the automotive industry being significantly less profitable than we expect, or potentially unprofitable.
•
Automotive OEMs require that we timely meet stringent requirements with respect to capital investment and quality standards in connection with our efforts to develop, sell and support products for use in the EV market. We may not be able to meet these requirements on a timely basis or at all.
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
•
We face significant competition in selling our products to the automotive industry and anticipate that competition increasing over time, both from products similar to ours and from other technologies that may address in a superior fashion the technical issues currently addressed by our products. In particular, we face significant competition from Chinese firms, many of whom have longstanding experience in supplying EV OEMs and are part of a Chinese EV industry that we believe is in many ways more mature than the EV industry in the United States and other markets. In order to compete with such firms and sustainably participate in the automotive market, we will have to overcome the advantages possessed by those Chinese firms.
•
EVs and battery technologies are evolving at a rapid pace. They may evolve in such a way as to render our products obsolete. While we are investing considerable capital and other resources based on what we believe to be the currently identified needs of the industry, our belief as to the current needs of the industry may be incorrect or our technology, products or other resources may not be applicable to the future needs of the industry.

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

We have projected significant increase in the demand for our aerogel products, driven by our expected growth in the EV market and sales to our automotive OEM customers. Our continued growth requires that we increase our production capacity. To meet expected growth in demand for our aerogel products in the EV market, we have been in the process of expanding our aerogel blanket capacity by constructing a second manufacturing plant in Bulloch County, Georgia. However, in order to manage the development of the second plant so that its increased capacity comes online in a manner that aligns with our current expectations of demand from our EV customers, we are extending the timeframe for construction and commissioning of the second plant until such time as its capacity is supported by increased demand. In the meantime, and until we ramp up construction, we expect to be able to substantially reduce our planned capital expenditures for 2024. At the same time, we believe that productivity improvements in our existing Rhode Island facility combined with our supplement supply of our energy industrial products from one or more external manufacturing facilities in China will permit us to achieve a target revenue capacity of approximately $650 million in 2024 and prior to the completion and start-up of the second plant. Nonetheless, there can be no assurance as to when we will ramp up construction on the second plant. There can also be no assurance that our contract manufacturing strategy of meeting the demand of our energy industrial customers with supply from one or more external manufacturing facilities in China will provide us with adequate manufacturing capacity or supply for that expected demand. Furthermore, when we ramp up construction on the second plant, further cost inflation and/or supply chain disruptions, as well as potential changes in the scope of the facilities, could lead to increases to our prior estimated costs for completion of the second plant.

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

We have engaged third-party external manufacturing facilities in China to supplement our supply of our energy industrial products. If such external manufacturing facilities are unable to manufacture and deliver a sufficient quantity of high-quality products on a timely and cost-efficient basis, our net revenue and business operations may be harmed and our reputation may suffer.

We have engaged external manufacturing facilities in China for a supplemental supply of our energy industrial products, which we believe will enable us to achieve a target revenue capacity of approximately $650 million in the near-term and prior to the completion and start-up of our planned second manufacturing plant. If our external manufacturing facilities are unable to deliver the required aerogel product on a timely basis, we may experience delays in delivering our finished aerogel product to customers in the energy industrial market. In addition, because our third-party external manufacturing facilities have manufacturing facilities in China, their ability to provide us with adequate supplies of high-quality products on a timely and cost-efficient basis is subject to a number of additional risks and uncertainties, including political, social and economic instability and other factors that could impact the shipment of supplies. If our manufacturers are unable to provide us with adequate supplies of high-quality aerogel products on a timely and cost-efficient basis, our operations could be disrupted and our revenue and business operations may suffer. Moreover, if our third-party external manufacturing facilities cannot consistently produce high-quality products that are free of defects and/or violates applicable worker or product safety rules, regulations or laws, we may experience a loss of customers, which may also reduce our revenues and may harm our reputation and brand. Furthermore, our third-party external manufacturing facilities may become subject to various supply chain disruptions, including for key inputs into their manufacturing process such as methanol. Such disruptions could be the result of pandemics or public health crises, and/or geopolitical disputes and conflicts, any of which could slow or halt the delivery of products to us and increase the price of certain materials due to resulting increases in costs of raw materials and shipping costs.

We are party to a production contract with a contract manufacturer in China to produce certain of our Energy Industrial products. Pursuant to the contract, the contract manufacturer is obligated to deliver products to us as we issue purchase orders on an as needed basis through the term of the agreement, which expires in 2024. The term of the contract will automatically extend for additional one-year periods unless either party notifies the other of its intention not to renew the contract. While we have agreed to purchase our requirement for certain Energy Industrial products from the contract manufacturer, we have no obligation to purchase any minimum quantity under the contract. In addition, we may terminate the contract at any time and for any or no reason. As of December 31, 2023, we had open purchase orders with the contract manufacturer of approximately $3.2 million.

Our estimates regarding market opportunity for our products in the EV market and the assumptions on which our financial targets and our planned production capacity increases are based may prove to be inaccurate, which may cause our actual results to materially differ from such targets, which may adversely affect our future profitability, cash flows, and stock price.

Our estimates regarding market opportunity for our products in the EV market, the assumptions underlying our estimates regarding market opportunity and our financial targets, including any revenue targets we may provide from time to time, are dependent on certain estimates and assumptions related to, among other things, demand for our products from our automotive OEM customers, development and launch of innovative new products, market share projections, product pricing and sale, volume and product mix, volatility, material prices, distribution, cost savings, and our ability to generate sufficient cash flow to reinvest in our existing business. The estimates and financial targets and our planned production capacity increases are based on estimates that our management believes are reasonable with respect to our future results of operations, based on present circumstances, and have not been reviewed by our independent accountants. Some assumptions upon which the estimates and financial targets are based, however, invariably will not materialize due to the inevitable occurrence of unanticipated events and circumstances beyond our management’s control or the occurrence of events that were believed to be less likely to occur. Our estimates regarding market opportunity and our financial targets are based on historical experience and on various other estimates and assumptions that we believe to be reasonable under the circumstances and at the time they are made, and our actual results may differ materially from our expectations. Any material variation between our estimates and financial targets and our actual results may adversely affect our future profitability, cash flows and stock price.

We have yet to achieve positive total cash flow, and our ability to generate positive cash flow is uncertain.

To develop and expand our business, we have made, and will need to continue to make, significant up-front investments in our manufacturing capacity and have incurred research and development, sales and marketing and general and administrative expenses. In addition, our growth has required a significant investment in working capital. We experienced negative cash flows from operating activities of $42.6 million, $94.4 million and $18.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. The negative cumulative cash flows from operating activities during the three-year period were exacerbated by cash flows used in investing activities to maintain, enhance and expand our manufacturing operations during the same time period. As a result, we experienced negative total cash flows during the three-year period.

We expect our operating cash flow will be positive on an annual basis during 2024. In addition, we anticipate that we will incur significant cash outlays related to maintaining our aerogel manufacturing operations in our East Providence, Rhode Island facility and the construction of our new plant in Bulloch County, Georgia. We are planning to raise capital through debt financings, equity financings, partner financings, government grant and loan programs, or technology licensing agreements to fund these capital expenditure requirements in 2024, and beyond. However, we expect that our existing cash balance or cash balance after any such financing, alone, may periodically be insufficient to fund these operating, capital expenditure or working capital requirements.

In addition, we may not achieve sufficient revenue growth to generate positive cash flow in 2024 or any future year. As a result, we may need to raise additional capital from investors to achieve our expected growth or to fund the working capital investment necessary to maintain operations. Any inability to generate positive future cash flow, to borrow funds or to raise additional capital on reasonable terms, if at all, may harm our short-term financial condition or threaten our long-term viability.

Our working capital requirements involve estimates based on demand and production expectations and may decrease or increase beyond those currently anticipated, which could materially harm our results of operations and financial condition.

In order to fulfill the product delivery requirements of our direct and end-user customers, we plan for working capital needs in advance of customer orders. In particular, our OEM customers estimate and place their orders significantly in advance of the time they are needed, requiring us to plan our working capital needs well in advance of delivering their orders. As a result, we base our funding and inventory decisions on estimates of future demand. If demand for our products does not increase as quickly as we have estimated or drops off sharply, our inventory and expenses could rise, and our business and results of operations could suffer. Alternatively, if we experience sales in excess of our estimates, which has occurred in previous reporting periods, our working capital needs may be higher than currently anticipated. Additionally, in the early years of EV adoption, our EV customers’ forecasts may be prone to multiple and frequent revisions resulting in changing demand levels. Our ability to meet this excess or changing customer demand depends on our ability to arrange for additional financing for any ongoing working capital shortages, since it is likely that cash flow from sales will lag behind these investment requirements. If we are unable to obtain adequate financing when needed, it could adversely affect our ability to invest in the working capital required to maintain and grow our business.

The terms of the Loan Agreement with GM and our convertible note arrangement with KDT require us to meet certain operating covenants and/or place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

On November 28, 2022, our wholly owned subsidiary, Aspen Aerogels Georgia, LLC, or the Borrower, entered into a Loan Agreement, by and between (i) the Borrower, (ii) Aspen Aerogels, Inc. and (iii) Aspen Aerogels Rhode Island, LLC, a Rhode Island limited liability company, or Aspen RI, and, together with the Borrower and Aspen Aerogels, Inc., each, a Loan Party and collectively, the Loan Parties), as guarantors, and (iv) GM, as lender, which was amended on September 28, 2023 (the “Loan Agreement”). The Loan Agreement provides for a multi-draw senior secured term loan in an aggregate principal amount of up to $100.0 million, or the Loan, available to the Borrower to draw on a delayed draw basis for a period beginning on the date that is twelve (12) months prior to the date agreed upon by Borrower and GM for the start of production at an aerogel manufacturing facility in Bulloch County, Georgia under the applicable GM Purchase Contracts (as defined in the Loan Agreement) and ending on March 31, 2024, subject to certain conditions precedent to funding. The Loan to be advanced under the Loan Agreement is guaranteed by us and secured by a security interest in and first-priority lien on substantially all of our assets, other than our intellectual property, certain pumps pledged to secure an EDGE grant from the Georgia Department of Community Affairs to the Borrower and other customary collateral exclusions. The Loan Agreement contains affirmative and negative covenants as well as financial covenants and events of default that are customary in credit agreements and construction financing documents. Affirmative covenants include, among others, reporting obligations and an affirmative covenant requiring that proceeds of the Loan are used solely in accordance with the Budget delivered to GM in accordance with the terms of the Loan Agreement. Negative covenants include, among others, covenants restricting us from transferring all or any part of our business or property (including intellectual property), incurring additional indebtedness, except for certain permitted indebtedness, engaging in mergers or acquisitions, repurchasing shares, paying dividends or making other distributions, making investments, and creating other liens on our assets (including our intellectual property), in each case subject to customary exceptions and baskets. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility. These restrictions may include, among other things, limitations on borrowing and specific restrictions on the use of the proceeds of such additional debt financing, as well as prohibitions on our ability to incur further debt financing, create liens, pay dividends, redeem capital stock or make investments. Additionally, our convertible note arrangement with KDT contains certain restrictions on our ability to operate, including our ability to incur indebtedness. Our board or management team could believe that taking any one of these actions would be in our best interests and the best interests of our stockholders. If that were the case and if we were unable to complete any of these actions because GM and/or KDT do not provide its consent, it could adversely impact our business, financial condition and results of operations. Financial covenants in the Loan Agreement include the following, measured starting from the fiscal quarter ending December 31, 2024 and at the end of each fiscal quarter thereafter (each such fiscal quarter end, a “Test Date”): (A) a covenant requiring that the Total Leverage Ratio (as defined in the Loan Agreement) shall not exceed 5.00:1.00 as of the applicable Test Date and (B) a covenant requiring that the ratio of our total indebtedness (with certain exceptions) to our consolidated equity shall not be greater than 1.20x as of the applicable Test Date, in each case, with compliance demonstrated through the submission of a certain compliance certificate (the “Financial Covenants”), subject to customary equity cure rights with respect to the Financial Covenants.

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

Energy density requirements for EV batteries have been consistently increasing, the resulting choice of cell chemistries and pack architectures have typically presented more demanding thermal problems that our thermal barrier products are designed to address. However, due to the safety issues, we believe that some vehicle manufacturers tend to select less thermally demanding and inherently safer cell chemistries and design choices at the expense of lower energy densities and lower driving range. Such systems may not present a demanding thermal problem requiring solutions like our thermal barrier products. If the EV landscape evolves in such direction, the demand for our products will not materialize or not meet our current forecasts, plans and expectations, which will have a material adverse effect on our business and operations.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. As of February 29, 2024, we held approximately $2.5 million of our cash and cash equivalents and restricted cash at SVB.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

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
•
Potential or actual breach of contractual obligations that require us to maintain letters of credit or other credit support arrangements; or
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

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by parties with whom we conduct business, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a party with whom we conduct business may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy. Any bankruptcy or insolvency, or the failure to make payments when due, of any counterparty of ours, or the loss of any significant relationships, could result in material losses to us and may have material adverse impacts on our business.

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

We estimate awarded business for our thermal barrier business using certain assumptions, including projected future sales volumes. Our customers in the EV market generally do not guarantee volumes. In addition, awarded business typically includes business under arrangements that our customers in the EV market have the right to terminate without penalty. Therefore, our actual sales volumes, and thus the ultimate amount of revenue that we derive from such sales, are not committed. If actual production orders from our EV market customers are not consistent with the projections we use in calculating the amount of our awarded business, we could realize substantially less revenue over the life of these projects than the currently projected estimates and our financial targets developed based on such estimates.

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

We are currently dependent on a single manufacturing facility located in East Providence, RI, as well as our third-party external manufacturing facilities in China. Any significant disruption to these facilities or the failure of any one of our three production lines in our East Providence, RI facility to operate according to our expectation could have a material adverse effect on our business and results of operations.

We are building a second manufacturing facility in Bulloch County, Georgia. Until such time that we start up the second aerogel plant, if ever, we are reliant on the three production lines in a single manufacturing facility located in East Providence, Rhode Island as well as our third-party external manufacturing facilities in China to meet our customers’ demands, including our automotive OEM customers’ demands. Our ability to meet the demands of our customers depends on efficient, proper and uninterrupted operations at this manufacturing facility and the timely construction and operation of our second manufacturing facility. Currently, our second planned manufacturing facility is not expected to have the ability to manufacture the type of aerogel products that we sell to customers in our energy industrial and sustainable insulation materials business. To manufacture products needed for these customers, we would need to install additional equipment at our planned second manufacturing facility, which is not contemplated at this time. Accordingly, in the event of a significant disruption to our sole manufacturing facility or third-party external manufacturing facilities in China, or breakdown of any of the production lines at our sole manufacturing facility in East Providence, RI, we currently do not expect that we would have sufficient inventory in stock to meet demand until the production lines return to operation or our third-party external manufacturing facilities in China deliver the required aerogel products. Furthermore, until such time as our second manufacturing facility in Bulloch County, Georgia is operational and we achieve our expected maximum capacity at the plant, if ever, meeting the expected demand for our thermal barrier product from our automotive OEM customers may result in us not having sufficient manufacturing capacity to meet all the demand from customers in our energy industrial and sustainable insulation materials business, which could adversely impact our business and results of operations.

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

In addition, our third-party suppliers may not dedicate sufficient resources to meet our scheduled delivery requirements or our suppliers may not have sufficient resources to satisfy our requirements during any period of sustained or growing demand. Failure of suppliers to supply, delays in supplying or disruptions in the supply chain for our raw materials, or adverse allocations in the supply of certain high demand raw materials could materially adversely affect the results of our operations. Supply disruptions may affect our ability to meet contractual commitments or delivery schedules on a timely basis and could materially negatively impact our results of operations. For example, during 2021, pursuant to force majeure notifications, our primary carbon dioxide gas suppliers temporarily curtailed supply of carbon dioxide to us due to a feedstock issue impacting the northeastern United States. During this period, the supply disruption required that (i) we make special arrangements to procure carbon dioxide from alternative suppliers outside the region often at higher costs and incur additional transportation expenses, and (ii) we intermittently idle a portion of our manufacturing equipment thereby reducing our production volume and adversely impacting our results of operation.

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

We are also projecting significant revenue growth associated with the expected demand for PyroThin thermal barriers in the EV market. To keep pace with this anticipated growth, we are expanding our manufacturing capacity by constructing a second aerogel plant in Bulloch County, Georgia and an automated fabrication operation in Mexico. We are also planning to expand the supply of raw materials available to us by securing commitments to expand supply from existing raw material suppliers, by identifying and qualifying additional suppliers of critical raw materials, and by potentially investing in the assets and hiring the personnel required to produce certain critical raw materials directly in our second aerogel plant. However, our efforts to expand the supply of raw materials may not be successful or could lead to significant increase in our raw material costs. Any such failure or increase in raw material costs would have a material adverse effect on our ability to increase our sales or to achieve profitability.

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

From time to time, we have underutilized our manufacturing lines. This excess capacity means we incur increased fixed costs in our products relative to the net revenue we generate, which could have an adverse effect on our results of operations, particularly during economic downturns. If we are unable to improve utilization levels for these manufacturing lines and correctly manage capacity, the increased expense levels will have an adverse effect on our business, financial condition and results of operations. In addition, we are operating a fabrication facility in Mexico. Facilities located in Mexico or other countries are subject to a number of additional risks and uncertainties, including increasing labor costs, which may result from market demand or other factors, political, social and economic instability, difficulty in enforcing agreements, or unexpected changes in laws, regulations or policy. Additionally, our manufacturing activities in Mexico may also be adversely affected by political events, terrorist events and hostilities, complications due to natural, nuclear or other disasters or the spread of an infectious disease, virus or other widespread illness. These uncertainties could have a material adverse effect on the continuity of our business and our results of operations and financial condition.

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

Our insulation products are technologically advanced and require a precise and complex manufacturing process. Because of the precision and complexity of this manufacturing process and the high-performance characteristics of our products, from time to time we have had difficulty in consistently producing products that meet applicable specifications and technical and delivery requirements, including, our customer and end-user specifications and requirements. In the future we, or our third-party external manufacturing facilities in China, may have difficulty in consistently producing products that meet applicable specifications and technical and deliver requirements. At certain times in the past, the growth in demand for our products has contributed to this difficulty by putting significant pressure on our management, our personnel and our production facilities. See “Risk Factors — Growth has placed significant demands on our management systems and our infrastructure. If we fail to manage our long-term growth effectively, we may be unable to execute our business plan, address competitive challenges and meet applicable product specifications and technical and delivery requirements.”

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

Demand for a significant portion of our products and services in the energy industrial and sustainable insulation materials industry depends on the level of capital expenditure by companies in the energy industry, which depends, in part, on current and expected energy prices. Prices of oil and gas have been highly volatile in the past several years with oil prices reaching a high above $100 per barrel in mid-2014 to a low below $12 per barrel in early 2020, and in 2022, climbing to over $90 per barrel. The volatility in oil prices and declines in oil prices, which are often associated with unrelated world events, such as the tensions between Russia and Ukraine and political instability in Ukraine, as well as the conflict in the Middle East, and other areas in the world, have resulted, from time to time, in a reduction in capital expenditures by many companies in the energy industry, and in particular by end-users of our products involved in the construction and expansion of offshore and onshore oil and gas production facilities. Sustained lower energy prices may also reduce our energy industrial and sustainable insulation materials end-users’ need to improve energy savings by using premium-priced insulation products like ours, thus reducing demand for our products and causing downward pressure on the pricing of our products. A sustained downturn in the capital expenditures of our energy industrial and sustainable insulation materials customers, whether due to periods of lower energy prices or a further decrease in the market price of oil and gas or otherwise, and including the perception that such a downturn might occur or continue, may delay capital projects, decrease demand for our products and cause downward pressure on the prices we charge for our products, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. Such downturns, including the perception that they might occur or continue, could have a significant negative impact on the market price of our common stock.

Regulation of greenhouse gas emissions could reduce demand for hydrocarbon products and lead to a sustained downturn in the energy industry, which could decrease demand for our products and have a material adverse effect on our business, financial condition and results of operation.

Due to growing concerns about the risks of climate change, a number of countries are adopting or considering adopting regulations to reduce greenhouse gas emissions. The current U.S. administration has announced a renewed focus on potential legislation and regulations to combat climate change. Any potential greenhouse gas regulations, while potentially helpful in the adoption of EVs, could have the impact of increasing energy costs, reducing the demand for hydrocarbons, decreasing profitability and return on investment in the energy industry, and leading to a sustained downturn in the energy industry. Demand for a significant portion of our products depends on the aggregate level of capital expenditure in the energy industry, which depends, in part, on the expected return on such investments. A sustained period of diminished returns or expected returns on capital deployed in the energy industry as a result of greenhouse gas regulations or otherwise, may delay capital projects, decrease demand for our products and cause downward pressure on the prices we charge for our products, which, in turn, could have a material adverse effect on our business, financial condition, results of operations and the market price of our common stock.

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

These customers’ expenditures have historically been cyclical in nature and vulnerable to economic downturns. In particular, profitability in the energy industry is highly sensitive to supply and demand cycles and commodity prices, which historically have been volatile; and our customers in this industry historically have tended to delay large capital projects, including expensive maintenance and upgrades, during industry downturns. Delays in customer projects may cause fluctuations in the timing or the amount of revenue earned and our results of operations in a particular period. Prolonged periods of little or no economic growth could decrease demand for oil and gas, which, in turn, could result in lower demand for our products and a negative impact on our results of operations and cash flows. This risk increases as we seek to increase the project-based revenue as a percentage of the total revenue. In addition, this cyclical demand and potential customer project delays may lead to significant shifts in our results of operations from quarter to quarter and from year to year, which limits our ability to make accurate long-term predictions about our future performance. We estimate that sales to end-user customers in the energy industry accounted for approximately 54% of our 2023 revenues and we expect that they will continue to account for a significant portion of our future revenues.

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

Our business strategy also includes the development of next generation products with the performance characteristics and price points required by markets outside of the energy industrial and sustainable insulation materials markets, including the EV market. These performance and price requirements can be more demanding than those we faced in energy industrial and sustainable insulation materials markets. In the event that we are unable to develop products that meet market needs, we may be unable to penetrate such markets. In addition, the development of innovative product and manufacturing methods requires the dedication of significant human, technical and financial resources, with no certainty of success or recovery of our related investment. As a result, we may be unable to grow our business in markets outside of the energy industrial and sustainable insulation materials markets, which could adversely affect our financial performance.

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

In the future, we anticipate receiving a large proportion of our revenue in the EV market, particularly from automotive OEM customers. Accordingly, our revenues may be adversely affected by decreases in any of their businesses or market share. For instance, a worldwide semiconductor shortage adversely impacted the automotive industry in 2022, 2021 and 2020, resulting in reduced vehicle production schedules and sales from historical levels. Such events in the future could adversely impact our financial condition, operating results and cash flows and could reduce the value of the awarded business and our revenue targets. Furthermore, because our customers typically have no obligation to purchase a specific quantity of parts, a decline in the production levels of any of our major customers, particularly with respect to EV models for which we become a significant supplier, could reduce our sales and thereby adversely affect our financial condition, operating results and cash flows and could reduce the value of the awarded business and our revenue targets.

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

Our growth in the EV market is dependent upon consumers’ willingness to purchase and use EVs.

Our growth in the EV market is highly dependent upon the purchase and use by consumers of EVs. If the market for EVs does not gain broad market acceptance or develops more slowly than we anticipate, our business, prospects, financial condition, and operating results will be harmed. The market for EVs is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements, long development cycles for EVs OEMs, and changing consumer demands and behaviors. Factors that may influence the purchase and use of EVs include:

•
perceptions about EV quality, safety (in particular with respect to lithium-ion battery packs), design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of EVs;
•
perceptions about vehicle safety in general, in particular safety issues that may be attributed to the use of advanced technology, including vehicle electronics and regenerative braking systems;
•
the decline of an EV’s range resulting from (i) deterioration over time in the battery’s ability to hold a charge or (ii) operation in colder weather;
•
concerns about electric grid capacity and reliability, which could derail efforts to promote EVs as a practical solution to vehicles that require gasoline;
•
the environmental consciousness of consumers;
•
volatility in the cost of oil and gasoline;
•
safety concerns around EVs generally and battery systems in particular; and
•
access to charging stations, standardization of EVs charging systems and consumers’ perceptions about convenience and cost to charge an EV;

The influence of any of the factors described above may cause current or potential customers not to purchase EVs and could impact the widespread consumer adoption of EVs, which would materially adversely affect our business, operating results, financial condition and prospects.

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

We face strong competition primarily from established manufacturers of traditional insulation materials. Large producers of traditional insulation materials, such as Johns Mansville, Saint-Gobain, Knauf Gips, Owens Corning and Rockwool, dominate the insulation market. In addition, we face increasing competition from other companies seeking to develop high-performance insulation materials, including aerogel insulation. We are aware of competitors including Armacell International S.A., JIOS Aerogel Pte. Ltd., Beerenberg AS, Guangdong Alison Hi-Tech Co, Ltd, Nano Tech Co, Ltd, IBIDEN Co., Ltd., IBIH Advanced Materials Co., Ltd., Nameite New Materials Technology Co., Ltd., Guizhou Aerospace Wujiang Electro-Mechanical Equipment Co., Ltd., Shenzhen Aerogel Technology Co., Ltd., and other Asia-based companies that manufacture and/or market aerogel insulation products in blanket form. Our competitors could focus their substantial financial resources to develop new or additional competing products or develop products that are more attractive to potential customers than the products that we offer. We expect to face an increasing amount of competition in the aerogel insulation market over the next several years as existing competitors and new entrants seek to develop and market their own aerogel products.

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

Furthermore, we are in the early stages of developing battery materials for lithium-ion battery systems in EVs, using our carbon aerogel technology. Even assuming successful development of such battery materials for the EVs market, we will face substantial competition in commercializing such materials. We will compete with other companies, many of whom are developing, or can be expected to develop, products similar to ours. Some of our competitors have greater name recognition and a larger customer base. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. We will not only compete with providers of other long-term solutions, such as lithium metal anode, but also with other well-engineered silicon rich anode materials provided by well-capitalized startups with longer experience with silicon-based anodes. Thus, competing silicon-rich anode solutions, even if more expensive, may provide better mid-term solutions for increased energy densities before long-term solutions such as lithium metal anodes become viable. We cannot provide any assurance that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not harm our business, particularly as it relates to the EVs market.

Failure by us to develop, maintain and strengthen strategic relationships with industry leaders to commercialize our products in the EV market may adversely affect our results of operations and our ability to grow our business.

Our business strategy requires us to align the design and performance attributes of our products and technologies to the evolving needs of the market. To facilitate this process, we have sought out partnerships and relationships with industry leaders in order to assist in the development and commercialization of our products. We face competition from other manufacturers of insulation, thermal barriers, battery materials, and similar products in seeking out and entering into such partnerships and relationships with industry leaders in our targeted EV market and we may therefore not be successful in establishing strategic relationships in those markets.

In the EV market, we are seeking to engage with industry leaders to assist in the optimization of our proprietary and patented carbon aerogels to improve the performance and cost of lithium-ion batteries. We entered into an evaluation agreement with SKC Co., Ltd. to explore the potential use of Aspen’s silicon-rich carbon aerogel materials in the anode of lithium-ion batteries. We are also exploring silicon materials from various suppliers for use with our solutions. With the support of such third parties, we are seeking to focus our technical development and accelerate the potential commercialization of these carbon aerogel materials in the EV market.

Unlike the other markets for which we have previously developed thermal solutions, the EV market may be more demanding technically, financially, and in other ways. Additionally, the automotive industry may be more risk averse, may have longer product development and testing cycles or otherwise require resources which we cannot muster in a timely manner to develop and market products and solutions. Furthermore, as we develop an anode active material for the EV market, we will be required to rely on industry partners in evaluating our materials in their respective anodes in combination with matching cathodes to produce cost effective and compelling cells for next generation EVs. We may not be able to find the right partners to achieve our objectives or our interest and our partners’ interest may not be well aligned.

We will continue to seek to engage with additional battery material and EV manufacturers to realize the full potential of our Aerogel Technology Platform within the EV market. In the event that we are unable to engage with additional industry leaders or to develop products that meet market needs, we may be less able or unable to penetrate that market. As a result, we may lessen or lose our ability to grow our business in the EV market that could adversely affect our business, financial condition and results of operations, including impairing our profitability.

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

Our growth depends, primarily, on continued increase in the sales of existing products, including by improving the performance of existing products, as well as the successful development and introduction of new products, including new products for applications within the EV market, which face the uncertainty of customer acceptance and reaction from competitors. New product development requires considerable resources and attention that may shift our focus from and may disrupt our current operations, given that we have fewer resources than many of our competitors. We may not be able to sustainably manufacture new products with attractive margins and we may experience higher production inefficiencies than expected. Any delay in the development or launch of a new product could result in our not being the first to market, which could compromise our competitive position. Even if we manage to develop and introduce new products, such products may not address market needs or otherwise compete with third-party products. Even if our new products are adopted by the market, we may not achieve the growth in revenue that we expect from such new products and our investment in these efforts may not be proportional to our expected or actual revenue growth. If we are unable to develop and introduce new products in a cost-effective manner or otherwise manage effectively the operations related to new products, our results of operations and financial condition could be adversely impacted.

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

Most of our operating expenses, such as manufacturing facility expenses, employee compensation and research expenses, are either relatively fixed in the short-term or incurred in advance of sales. In addition, our spending levels are based in part on our expectations regarding future revenues. As a result, if revenues for a particular quarter are below expectations, we may not be able to proportionately reduce operating expenses for that quarter. Our reliance on sales to a limited number of direct customers, distributors and end-user customers, the length of our sales cycles and the potentially increasing percentage of our products sold for use in capital projects each can cause sporadic demand for our products that would limit our ability to predict future sales. This limitation could result in our being unable to reduce spending quickly enough to compensate for reductions in sales and could therefore adversely affect our results of operations for any particular operating period. Additionally, as we pursue rapidly evolving opportunities in the EV market, we have been hiring and will continue to hire additional personnel and incur additional expenses as we seek to implement and increase our capabilities and production capacity. The costs associated with these measures are being and will continue to be incurred in advance of our anticipated revenue opportunities, which will negatively impact our results of operations and profitability in the near term.

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

Factors that could delay, impede or prevent the construction and operation of future, potential manufacturing facilities include:

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

If we are unable to complete the projects as contemplated, the costs incurred in connection with such projects may not be recoverable. For example, during 2018, we determined that our engineering plans, designs and drawings for a second manufacturing facility in Bulloch County, Georgia, would not be used due principally to our decision to significantly delay construction of the facility and intervening technical developments. Accordingly, we recorded an impairment charge of $7.4 million in 2018 on pre-construction and related costs for the Georgia facility.

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

All of these measures will require significant expenditures and will demand the attention of management. At certain points in the past, significant growth in demand for our products has put our management and operating systems under strain. In addition, the costs associated with and the resources necessary for our capacity expansion plans could exceed our expectations and result in a materially adverse impact on our business, results of operations, financial condition, and cash flows. Furthermore, we compete for personnel and advisors with other companies and other organizations, many of which are larger and have greater name recognition and financial and other resources than we do. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or adequately recruit, train, and retain qualified personnel. Any inability to manage growth could result in a loss of existing customers and revenues, delays in the execution of our business plans, and disruption of our operations. If we fail to achieve the necessary level of efficiency in our organization as it grows, it could have a material adverse impact on our business, results of operations and financial conditions.

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

A substantial portion of our revenue comes from sales in foreign countries, and we are planning to expand our operations outside of the United States, which subjects us to increased economic, trade, foreign exchange, operational, and political risks that could materially adversely impact our business, financial conditions and results of operations and also increase our costs and make it difficult for us to operate profitably.

A substantial portion of our sales are to destinations outside of the United States, including France, Norway, Thailand, Canada, Germany, Taiwan, Great Britain, Colombia, and South Korea. Total revenue generated from outside of the United States, based on our shipment destination, amounted to $87.7 million or 37% of total revenue, $66.4 million or 37% of total revenue and $54.8 million or

45% of total revenue, for the years ended December 31, 2023, 2022 and 2021, respectively. In addition, we began operating an automated fabrication facility in Mexico and commenced operations during 2022.

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

In addition, sales of our products are generally conducted in U.S. dollars, and we also bid for foreign projects in U.S. dollars. The strengthening of the U.S. dollar against the local currencies in the countries into which we sell our products may result in our products becoming more expensive relative to competing insulation products priced in local currencies. If the U.S. dollar strengthens, our sales into foreign countries with relatively weaker currencies may be adversely impacted, and we may be less competitive in bidding for projects in those markets.

Our success will depend in large part on our ability to manage the effects of continued global political and economic uncertainty, including those related to the ongoing recent tensions between Russia and Ukraine, the conflict in the Middle East, and political instability in Ukraine, especially in our international markets.

Because of our significant international operations, we could be materially adversely affected by violations of the U.S. FCPA and similar anti-corruption, anti-bribery, and anti-kickback laws.

We operate on a global basis, with 37% of our product sales in 2023 made to destinations outside of the United States, including Canada, Mexico, Europe, United Kingdom, Asia, South America, and the Middle East. Our business operations and sales in countries outside of the United States are subject to anti-corruption, anti-bribery and anti-kickback laws and regulations, including restrictions imposed by the FCPA, as well as the United Kingdom Bribery Act of 2010, or UK Bribery Act. The FCPA, UK Bribery Act, and similar anti-corruption, anti-bribery and anti-kickback laws in other jurisdictions generally prohibit companies, their intermediaries and their agents from making improper payments to government officials or any other persons for the purpose of obtaining or retaining business. We operate and sell our products in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-corruption, anti-bribery and anti-kickback laws may conflict with local customs and practices. We train our employees concerning anti-corruption, anti-bribery, and anti-kickback laws and have policies in place that prohibit employees from making improper payments. We continue to implement internal controls and procedures designed to ensure that we comply with anti-corruption, anti-bribery, and anti-kickback laws, rules and regulations and mitigate and protect against corruption risks. We cannot provide assurance that our internal controls and procedures will protect us from reckless, criminal or other acts committed by our employees or third-parties with whom we work. If we are found to be liable for violations of the FCPA or similar anti-corruption, anti-bribery, and anti-kickback laws in international jurisdictions, either due to our own acts or out of inadvertence, or due to the acts or inadvertence of others, we could suffer criminal or civil fines or penalties or other repercussions, including reputational harm, which could have a material adverse effect on our business, results of operations, and financial condition.

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

In certain countries, we may engage third-party agents or intermediaries, such as customs agents, to act on our behalf. If these third-party agents or intermediaries violate applicable laws, their actions may result in criminal or civil fines or penalties or other sanctions being assessed against us. We take certain measures designed to ensure our compliance with U.S. export and economic sanctions law, and we believe that we have never sold our products to Iran, Cuba, Sudan, or Syria through third-party agents or intermediaries or made any effort to attract business from any of these countries. However, it is possible that some of our products were sold or will be sold to distributors or other parties that, without our knowledge or consent, re-exported or will re-export such products to these countries. Although none of our non-U.S. distributors are located in, or to our knowledge, conduct business with Iran, Cuba, Sudan, or Syria, we may not be successful in ensuring compliance with limitations or restrictions on business with these or other countries subject to economic sanctions. There can be no assurance that we will be in compliance with export control or economic sanctions laws and regulations in the future.

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

A substantial majority of our revenue is generated from sales to a limited number of direct customers, including distributors, contractors, OEMs, partners and end-user customers. For the years ended December 31, 2023, 2022 and 2021, total revenue from our top ten direct customers represented 80%, 72%, and 68% of our revenues, respectively. General Motors, LLC and Distribution International, Inc. represented 41% and 14% of our total revenue in 2023; General Motors, LLC and Distribution International, Inc. represented 25% and 22% of our total revenue in 2022; and Distribution International, Inc. represented 28% of our total revenue in 2021. Although the composition of our significant distributors, contractors, OEMs, partners and end-user customers will vary from period to period, we expect that most of our revenues will continue, for the foreseeable future, to come from sales to a relatively small number of direct customers. In addition, we understand from our direct customers that a substantial majority of their sales of our products are to a small number of end-user customers.

Our direct customer concentration also creates accounts receivable concentrations and related risks. As of December 31, 2023, General Motors, LLC and Distribution International, Inc. accounted for 60% and 6% of our accounts receivable, respectively.

A substantial amount of our expected sales in the EV market in 2024 are expected to be to a single customer. The substantial majority of our sales to distributors are transacted on a purchase order basis. The contracts we enter into with our direct customers generally do not include long-term commitments or minimum volumes that ensure future sales of our products. In addition, we understand that our direct customers’ contracts with end-user customers also generally do not include such commitments or minimums. Consequently, our results of operations may fluctuate significantly from period-to-period based on the actions of one or more significant direct customers or end-user customers.

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

We are also aware of certain companies, including Armacell International S.A., Beerenberg AS, JIOS Aerogel Pte. Ltd., IBIDEN Co., Ltd., Guangdong Alison Hi-Tech Co, Ltd., Nano Tech Co, Ltd, IBIH Advanced Materials Co., Ltd., Nameite New Materials Technology Co., Ltd., Guizhou Aerospace Wujiang Electro-Mechanical Equipment Co., Ltd., Shenzhen Aerogel Technology Co., Ltd., and a variety of other companies based in Asia that have developed or are developing and/or marketing products using aerogel technology similar to our technology. These or other companies have developed significant aerogel manufacturing capacity, have introduced or could introduce aerogel products that compete directly with our products and could in the future outperform our products in one or more performance attributes, could be offered to our customers as a cheaper alternative to our products or may result in increased pricing pressure on our products. As a result of increasing competitive activity by other companies in the aerogel insulation market, both now and in the future, we may not be able to sustain our competitive position in our target markets. Any degradation in our competitive position could have a material adverse effect on our business, financial condition and results of operations.

In addition, certain technological advancements may render our products obsolete. In particular, the future direction of EV battery packs may strike a commercially reasonable balance between the need for higher energy densities and the need for better safety outcomes. A rapid progress towards technologies such as solid electrolytes, safer electrode active materials (such as LFP cathodes) may provide a better balance of energy density and safety, render our premium thermal barriers obsolete and have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to numerous health and safety laws and regulations in each of the jurisdictions in which we operate. These health and safety laws and regulations apply to us including with regard to hazardous substances that we use in our manufacturing process and that certain of our products contain. These substances include titanium dioxide, ethanol, methanol and ammonia, each of which has been determined, in certain forms, with certain contaminants and at certain levels, to be hazardous, possibly carcinogenic, or otherwise harmful to humans. We may also consider and adopt the use of other hazardous substances or substances potentially containing hazardous contaminants, with similar or higher risks in connection with new products or modifications to our current products and related manufacturing.

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

While we use hazardous substances, including titanium dioxide, carbon black, and similar chemicals, in forms and at levels that are subject to current rules and regulations, such rules and regulations may become more stringent such that we are required to modify our manufacturing process and such that our customers’ use of our products may be impacted. Regulatory changes contemplated in several regions may substantially increase these risks. Changes in the products or manufacturing processes may require the customers to perform an extensive re-qualification process, which our customers may not want to undertake for various reasons, resulting in the customer switching to competing products. In addition, changes in our production or manufacturing process may result in uses above currently permitted levels. Such uses or changes in rules or regulations could materially adversely affect our business, financial condition, and results of operations.

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

During 2014, we performed analyses pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, as well as similar state provisions, in order to determine whether any limitations might exist on the utilization of net operating losses and other tax attributes. Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards attributable to the period prior to such change. Based on these analyses, we determined that it is more likely than not that an ownership change occurred on June 18, 2014 upon the closing of our IPO, resulting in an annual limitation on the use of our net operating losses and other tax attributes as of such date. As a result, our prior net operating losses were limited to $155.2 million, including built-in gains of $42.0 million at the date of that ownership change. The use of our net operating loss carryforwards may be restricted further in the event of any changes in our ownership.

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

We or the third parties upon which we depend may be adversely affected by general political, unstable market and economic conditions and other events beyond our control and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

We are subject to the risks arising from adverse changes in market and economic and political conditions, both domestically and globally, including trends toward protectionism and nationalism, other unfavorable changes in economic conditions as well as disruptions in global credit and financial markets, such as inflation, failures and instability in U.S. and international banking systems, downgrades of the U.S. credit rating, rising interest rates, slower economic growth or a recession, and other events beyond our control, such as natural disasters, pandemics, epidemics, political instability, and armed conflicts and wars, including the ongoing conflict between Russia and Ukraine, and the conflict in the Middle East. The short and long-term implications of Russia’s invasion of Ukraine and the conflict in the Middle East are difficult to predict at this time. We continue to monitor any adverse impact that the outbreak of war in Ukraine and the subsequent institution of sanctions against Russia by the United States and several European and Asian countries may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and customers. For example, a prolonged conflict may result in challenges associated with timely receipt of customer payments and banking transactions, increased inflation, escalating energy prices and constrained availability, and thus increasing costs, of raw materials.

Increases in inflation have the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience, cost increases. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred.

Additionally, increases in inflation, along with the uncertainties surrounding geopolitical developments and global supply chain disruptions, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment. A failure to adequately respond to these risks could have a material adverse impact on our financial condition, results of operations or cash flows.

The U.S. debt ceiling and budget deficit concerns have increased the possibility of credit-rating downgrades and economic slowdowns, or a recession in the United States. On August 1, 2023, Fitch Ratings downgraded the United States’ long-term foreign currency issuer default rating to AA+ from AAA as a result of these repeated debt ceiling and budget deficit concerns. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions.

If the equity and credit markets deteriorate, it may make any necessary equity or debt financing more difficult to secure, more costly or more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could harm our growth strategy, financial performance and stock price and could require us to delay or abandon plans with respect to our business. Further, if the financial institutions with which we do business enter receivership or become insolvent in the future, there is no guarantee that the Department of the Treasury, the Federal Reserve and the FDIC will intercede to provide us and other depositors with access to balances in excess of the $250,000 FDIC insurance limit, that we would be able to access our existing cash, cash equivalents and investments, that we would be able to maintain any required letters of credit or other credit support arrangements, or that we would be able to adequately fund our business for a prolonged period of time or at all, any of which could have a material adverse effect on our business, financial condition and results of operations. We cannot predict the impact that the high market volatility and instability of the banking sector more broadly could have on economic activity and our business in particular. In addition, there is a risk that one or more of our current service providers, external manufacturing facilities or other third parties with which we conduct business may not survive difficult economic times, the ongoing conflict between Russia and Ukraine, the conflict in the Middle East, the instability of the banking sector, and the uncertainty associated with current worldwide economic conditions, which could directly affect our ability to attain our operating goals on schedule and on budget.

The effects of current and future economic and political conditions and other events beyond our control on us, our suppliers, external manufacturing facilities and customers could severely disrupt our operations and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our external manufacturing facilities manufacturing facilities, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.

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

Where we consider it appropriate, our strategy is to seek patent protection in the United States and other countries on technologies used in or relating to our aerogel product forms, applications and manufacturing technologies. As of December 31, 2023, we had 75 issued U.S. patents and 358 issued foreign patents. The issuance of a patent is not conclusive as to its scope, validity or enforceability. Thus, any patent held by us or to be issued to us from a pending patent application, could be challenged, invalidated or held unenforceable in litigation or proceedings before the USPTO and/or other patent tribunals in the United States or in foreign jurisdictions. Third parties could develop technologies that circumvent the patent protection we have secured. No consistent policy regarding the breadth of patent claims has emerged to date in the United States and the landscape could become more uncertain in view of future rule changes by the USPTO, the introduction of patent reform legislation and decisions in patent law cases by the federal courts including the United States Supreme Court.

The patent landscape outside of the United States is even less predictable. As a result, the validity and enforceability of patents cannot be predicted with certainty. For example, we are aware of competitors that manufacture and market aerogel insulation products in China, where it may be difficult for us to enforce our intellectual property rights against these or other competitors.

In 2021, we initiated a patent infringement action against AMA S.p.A. and AMA Composites S.r.l. (collectively, AMA) at the Court of Genoa, Italy. In 2023, we initiated patent infringement actions against Beerenberg Services AS and Beerenberg Korea Ltd. at the Seoul District Court and against Beerenberg Korea Ltd., and Bronx (China) Co., Ltd. at the Korea Trade Commission (KTC). Further details of these actions are set forth in this filing, as well as in our prior Annual Reports on Form 10-K and in other filings. The patent infringement proceedings are ongoing.

In October and November 2023, Beerenberg Korea Ltd. and Bronx (China) Co., Ltd. initiated invalidation actions against the Korean patents we asserted in the infringement actions against them. In September 2023, LG Chemical Co., Ltd. also initiated an invalidation action against one of the composition patents asserted against Beerenberg Services AS, Beerenberg Korea Ltd., and Bronx (China) Co., Ltd. We are vigorously defending the validity of our patents against these challenges.

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

Our pending patent applications are directed to various enabling technologies for the product forms, applications and manufacturing technologies that support our current business, as well as aspects of products under development or contemplated for the future. The issuance of patents from these applications involves complex legal and factual questions and, thus, we cannot provide assurance that any of our pending patent applications will result in the issuance of patents to us. The USPTO, relevant foreign patent offices and other relevant patent tribunals may deny or require significant narrowing of claims in our pending patent applications. Patents issued as a result of any of our pending patent applications may not cover our enabling technology and/or the products or processes that support our current or future business or afford us with significant commercial protection against others with similar technology. Proceedings before the USPTO or foreign patent offices could result in adverse decisions as to the priority of our inventions and the narrowing or invalidation of claims in issued patents. In addition, our pending patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus foreign patent applications may not be granted even if counterpart United States patents are issued.

Our potential inability to adequately protect our intellectual property as a result of engaging external manufacturing facilities in China for the supplemental supply of our aerogel products for our customers in the energy industrial market could negatively impact our performance.

In connection with our engagement of external manufacturing facilities in China, we expect to implement customary manufacturer safeguards onsite, such as the use of confidentiality agreements with employees, to protect our proprietary information and technologies during the manufacturing process of our aerogel products for the energy industrial market. However, these safeguards may not effectively prevent unauthorized use of such information and technical know-how, or prevent the external manufacturing facilities from retaining them. Although the courts in China are increasing and broadening their protection of intellectual property rights, the legal regime governing intellectual property rights in China is relatively immature and it is often difficult to create and enforce intellectual property rights or protect trade secrets there. We face risks that our proprietary information may not be afforded the same protection in China as it is in countries with well-developed intellectual property laws, and local laws may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights in China, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position. In the event that the third-party external manufacturing facilities of our proprietary aerogel product misappropriates our intellectual property, our business, prospects and financial condition could be materially and adversely affected.

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

We are subject to data protection laws and regulations that address privacy and data security. The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws govern the collection, use, disclosure and protection of health-related and other personal information. Failure to comply with data protection laws and regulations could result in government enforcement actions, which could include civil or criminal penalties, private litigation and/or adverse publicity and could negatively affect our operating results and business. For example, in January of 2020, the California Consumer Privacy Act, or CCPA, went into effect, which marked the first U.S. state to adopt comprehensive privacy legislation. The CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for California residents, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The CCPA has also been substantially amended by a voter-approved ballot initiative called the California Privacy Rights Act, or CPRA. The CPRA, which took full effect in January of 2023, significantly modifies the CCPA, potentially resulting in further uncertainty, additional costs and expenses in an effort to comply and additional potential for harm and liability for failure to comply. Among other things, the CPRA established a new regulatory authority, the California Privacy Protection Agency, which is tasked with enacting new regulations under the CPRA and will have expensed enforcement authority. In addition, since 2021, Virginia, Colorado, Connecticut and Utah all enacted new data privacy laws which took effect in 2023 that have similarities to the CCPA and CPRA, but also have significant differences from the California laws, and from each other, creating compliance challenges across different jurisdictions. Other states, including Massachusetts, are considering expansive data privacy laws.

Numerous other countries have, or are developing, laws governing the collection, use and transmission of personal information as well. EU member states and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations.

On May 25, 2018, the GDPR went into effect, implementing a broad data protection framework that expanded the scope of EU data protection law, including to non-EU entities that process, or control the processing of, personal data relating to individuals located in the EU. The GDPR sets out a number of requirements that must be complied with when handling the personal data of EU based data subjects, including: providing expanded disclosures about how their personal data will be used; higher standards for organizations to demonstrate that they have obtained valid consent or have another legal basis in place to justify their data processing activities; the obligation to appoint data protection officers in certain circumstances; new rights for individuals to be “forgotten” and rights to data portability, as well as enhanced current rights (e.g. access requests); the principal of accountability and demonstrating compliance through policies, procedures, training and audit; and a new mandatory data breach regime. In particular, medical or health data, genetic data and biometric data where the latter is used to uniquely identify an individual are all classified as “special category” data under the GDPR and afford greater protection and require additional compliance obligations. Further, EU member states have a broad right to impose additional conditions—including restrictions—on these data categories. This is because the GDPR allows EU member states to derogate from the requirements of the GDPR mainly in regard to specific processing situations (including special category data and processing for scientific or statistical purposes). For example, we are subject to the GDPR and the German federal data privacy law, the Bundesdatenschutzgesetz, and we are subject to the regulatory authority of the Baden-Württemberg data protection authority. As the EU states continue to reframe their national legislation to harmonize with the GDPR, we will need to monitor compliance with all relevant EU member states’ laws and regulations, including where permitted derogation from the GDPR are introduced.

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

Pursuant to Section 404a of the Sarbanes-Oxley Act, we have furnished a report by management on the effectiveness of our internal control over financial reporting for the fiscal year ended December 31, 2023 and will continue to do so in each year thereafter. This assessment is required to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting for the year ended December 31, 2023 and subsequent years.

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

Since our initial listing on The New York Stock Exchange on June 13, 2014, the trading market in our common stock has been limited and substantially less liquid than the average trading market for companies listed on The New York Stock Exchange. The listing of our common stock on The New York Stock Exchange does not assure that a meaningful, consistent and liquid trading market currently exists or will exist in the future. We cannot predict whether a more active market for our common stock will develop in the future. An absence of an active trading market could adversely affect our stockholders’ ability to sell our common stock at current market prices in short time periods, or possibly at all. An inactive market may also impair our ability to raise capital by selling our common stock and may impair our ability to acquire other companies, products or technologies by using our common stock as consideration. Additionally, analyst coverage of our common stock may be limited and such lack of coverage may have a depressive effect on the market price for our common stock. As of December 31, 2023, approximately 23.3% of our outstanding shares of common stock were held by our executive officers, directors and 5% or greater stockholders and their respective affiliates, which may adversely affect the liquidity of the trading market for our common stock, in as much as federal securities laws restrict sales of our shares by these stockholders. If our affiliates continue to hold their shares of common stock, there will be a more limited trading volume in our common stock, which may make it more difficult for investors to sell their shares or increase the volatility of our stock price.

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

As of December 31, 2023, our executive officers, directors and 5% or greater stockholders and their affiliates collectively controlled approximately 23.3% of our outstanding shares of common stock. As a result, these stockholders, if they act together, may be able to influence the management and affairs of our company and certain matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

In addition to the February 18, 2022 issuance of convertible notes with a principal amount of $100.0 million that, along with any accrued principal-in-kind interest, are convertible into shares of our common stock, and our issuance of 6,060,607 shares of common stock in a registered public offering in December 2023, we may offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock in order to raise additional capital in the future, particularly as we look to finance our planned second manufacturing facility in Bulloch County, Georgia. We cannot assure our shareholders that we will be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share our shareholders paid for our shares. Investors purchasing shares or other securities in the future could have rights, preferences or privileges senior to those of our shareholders and our shareholders may experience dilution. Our shareholders may incur additional dilution upon the exercise of any outstanding stock options or warrants, the issuance of shares of restricted stock, the vesting of restricted stock units, or the issuance, vesting or exercise of other equity awards.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “seek,” “may,” “plan,” “potential,” “predict,” “project,” “targets,” “likely,” “will,” “would,” “could,” “should,” “continue,” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our projections of the future that are subject to known and unknown risks and uncertainties and other factors that may cause our actual results, level of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. The description of our Business set forth in Item 1, the Risk Factors set forth in this Item 1A and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 as well as other sections in this report, discuss some of the factors that could contribute to these differences. These forward-looking statements include, among other things, statements about:

•
the expected future growth of the market for our aerogel products and our continued gain in market share, in particular in the EV market, the energy industrial insulation market, the lithium-ion battery thermal barrier markets, and other markets we target;
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
•
our beliefs about the Department of Energy loan application process;
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
•
our belief that we will have opportunities to address additional high value applications in the multi-billion dollar global insulation market, and that we are well-positioned to leverage a decade’s worth of research and development to design and commercialize disruptive aerogel products for a wide array of new markets;
•
our expectations about future material costs and manufacturing expenses as a percentage of revenue, including the impact of engaging one or more external manufacturing facilities in China for the supplemental supply of our energy industrial products; our expectation about the ability of the Chinese external manufacturing facilities that we engage to consistently supply the aerogel product that we order in a timely manner;
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
•
our expectations that the operating expenses will increase in absolute dollars and decrease as a percentage of revenue in 2024 and in the long term, our research and development expenses will increase in absolute dollars and decrease as a percentage of revenue in 2024 and in the long term, our sales and marketing expenses will increase in absolute dollars and decrease as a percentage of revenue in 2024 and in the long term, and our general and administrative expenses will increase in absolute dollars and decrease as a percentage of revenue in 2024 and in the long term;
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
•
rising inflation;
•
our expectation of starting up our planned second plant and our ability to do so at a cost consistent with our prior estimates;

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

We recognize the critical importance of maintaining the trust and confidence of customers, suppliers, business partners and employees toward our business and are committed to protecting the confidentiality, integrity and availability of our business operations and systems. Our Board of Directors is actively involved in oversight of our risk management activities, and cybersecurity represents an important element of our overall approach to risk management. Our cybersecurity policies, standards, processes and practices are based on recognized frameworks established by the National Institute of Standards and Technology, or NIST, the International Organization for Standardization and other applicable industry standards. Our customers’ requirements for their suppliers to have certain cybersecurity policies, standards and processes in place also drives and guides some of our policies and practices. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Cybersecurity Risk Management and Strategy; Effect of Risk

We face risks related to cybersecurity such as unauthorized access, cybersecurity attacks and other security incidents, including as perpetrated by hackers and unintentional damage or disruption to hardware and software systems, loss of data, and misappropriation of confidential information. To identify and assess material risks from cybersecurity threats, we maintain a comprehensive cybersecurity program to ensure our systems are effective and prepared for information security risks. The program includes regular oversight of our programs for security monitoring for internal and external threats to ensure the confidentiality and integrity of our information assets. We consider risks from cybersecurity threats alongside other company risks as part of our overall risk assessment process. We employ a range of tools and services, including regular network and endpoint monitoring, audits, vulnerability assessments, penetration testing, threat modeling and tabletop exercises to inform our risk identification and assessment. As discussed in more detail under “Cybersecurity Governance” below, our Audit Committee provides oversight of our cybersecurity risk management and strategy processes, which are led by our Chief Financial Officer, Chief Legal Officer, Chief Information Officer and Director of Information Security.

We also identify our cybersecurity threat risks by comparing our processes to standards set by the NIST, International Organization for Standardization and the Center for Internet Security, as well as by engaging experts to attempt to infiltrate our information systems. To provide for the availability of critical data and systems, maintain regulatory compliance, manage our material risks from cybersecurity threats, and protect against and respond to cybersecurity incidents, we undertake the following activities:

•
monitor emerging data protection laws and implement changes to our processes that are designed to comply with such laws;
•
through our policies, practices and contracts (as applicable), require employees, as well as third parties that provide services on our behalf, to treat confidential information and data with care;

•
employ technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence;
•
provide regular, mandatory training for our employees, Board members and certain contractors regarding cybersecurity threats as a means to equip them with effective tools to address cybersecurity threats and incident response preparedness, and to communicate our evolving information security policies, standards, processes and practices;
•
conduct regular phishing email simulations for all employees and contractors with access to our email systems to enhance awareness and responsiveness to possible threats;
•
conduct annual cybersecurity management and incident training for current employees involved in our systems and processes that handle sensitive data;
•
run tabletop exercises to simulate a response to a cybersecurity incident and use the findings to improve our processes and technologies;
•
leverage the NIST incident handling framework to help us identify, protect, detect, respond and recover when there is an actual or potential cybersecurity incident; and
•
carry information security risk insurance that provides protection against the potential losses arising from a cybersecurity incident.

Our incident response plan coordinates the activities we take to prepare for, detect, respond to and recover from cybersecurity incidents, which include processes to triage, assess severity for, escalate, contain, investigate and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate damage to our business and reputation.

As part of the above processes, we periodically engage with consultants, auditors and other third parties, including having independent third-party consultants review our cybersecurity program to help identify areas for continued focus, improvement and compliance.

Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including our suppliers and manufacturers who have access to customer, supplier and employee data or our systems. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform diligence on third parties that have access to our systems, data or facilities that house such systems or data, and continually monitor cybersecurity threat risks identified through such diligence. Additionally, we endeavor to require those third parties that could introduce significant cybersecurity risk to us to agree to manage their cybersecurity risks in specified ways.

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Risks Related to Our Business and Strategy” which disclosures are incorporated by reference herein.

In the last three fiscal years, we have not experienced any material cybersecurity incidents and the expenses we have incurred from cybersecurity incidents were immaterial. This includes penalties and settlements, of which there were none.

Cybersecurity Governance; Management

Cybersecurity is an important part of our risk management processes and an area of focus for our Board of Directors and management. The Audit Committee of our Board of Directors is responsible for the oversight of risks from cybersecurity threats.

At least quarterly, our Audit Committee receives an update from management of our cybersecurity threat risk management and strategy processes covering topics such as data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, our incident response plan, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. In such sessions, our Audit Committee generally receives materials discussing current and emerging material cybersecurity threat risks, and describing our ability to mitigate those risks, as well as recent developments, evolving standards, technological developments and information security considerations arising with respect to our peers and third parties, and discusses such matters with our Director of Information Security and Chief Information Officer. Our Audit Committee also receives prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.

Members of our Audit Committee and Board of Directors are also encouraged to regularly engage in conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs. Members of our Audit Committee and Board of Directors continue to receive updates around the cybersecurity threat landscape and ongoing best practices as a means of continuing education in the area. Material cybersecurity threat risks are also considered during separate board meeting discussions of important matters like enterprise risk management, operational budgeting, business continuity planning, mergers and acquisitions, brand management, and other relevant matters.

Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Chief Information Officer, Director of Information Security, Chief Financial Officer and Chief Legal Officer. Such individuals have collectively over 40 years of prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs, as well as several relevant degrees and certifications, including Certified Information Security Manager, Certified Information Systems Auditor, Certified Information Systems Security Professional, Global Information Assurance Certification, Certified Professional Hacker. These management team members are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. As discussed above, these management team members report to the Audit Committee of our Board of Directors about cybersecurity threat risks, among other cybersecurity related matters, on a quarterly basis.

Item 2. PROPERTIES

Our corporate headquarters are located in Northborough, Massachusetts, where we occupy approximately 51,650 square feet under a lease expiring on December 31, 2031. We also own an approximately 148,000 square foot manufacturing facility in East Providence, Rhode Island. We lease additional spaces for research, administrative, manufacturing, and warehousing purposes in six locations in the United States and two in Mexico under leases expiring between January 31, 2024 and April 30, 2034. The table below shows a summary of the square footage of these locations as of December 31, 2023:

Leased Properties by Location
(In square ft.)
East Providence, RI	201,033
Marlborough, MA	58,965
Monterrey, MX	266,381
Northborough, MA	56,650
Pawtucket, RI	46,400
Statesboro, GA	58,716

Item 3. LEGAL PROCEEDINGS

Patent Enforcement Actions Initiated by Aspen

•
On January 28, 2021, a search order was executed and relevant evidence secured at the principal places of business of AMA S.p.A. and AMA Composites S.r.l. (collectively, AMA) in San Martino in Rio and Campogalliano, respectively, based on an ex-parte search order issued by the Court of Genoa, Italy at our request in connection with alleged infringement of the Italian part of our patents previously asserted successfully against Nano and Alison in Germany. The Court of Genoa subsequently held a hearing and confirmed the validity of the search order and its execution. While the search proceedings do not take a position on the infringement issues, we may use any evidence collected during the search proceedings to prove infringement. As a result, on May 3, 2021, we filed an infringement complaint, a writ of summons, as known in Italy, at the Court of Genoa alleging that AMA has infringed the Italian part of three European patents (same patents asserted in the German litigation) and a patent on composition of aerogel-based composites in connection with AMA’s resale of aerogel products supplied by Chinese companies and sale of any products derived therefrom. We are seeking monetary damages and preliminary injunction of AMA’s alleged infringing activities. We issued a press release on May 6, 2021 describing the patent enforcement action of May 3, 2021, or the Press Release. On June 7, 2021, AMA served us a copy of a request it previously filed with the Court of Genoa seeking an ex-parte preliminary injunction, or PI, against us alleging the Press Release constituted anti-competitive conduct and that it infringed AMA’s trademark rights. The service of the request followed the court’s prior denial of the ex-parte order and an order requiring AMA to serve the request on us. The court subsequently conducted an oral hearing on June 15, 2021. On June 24, 2021, the court denied AMA’s request for a PI, reasoning that our Press Release was factually accurate, was not misleading, distinguished facts from opinions and that it was neither anti-competitive nor did it infringe trademark rights of AMA. The Court also ordered AMA to pay certain of our legal fees. On July 5, 2021, AMA informed us that it has decided not to appeal the denial of June 24, 2021. We subsequently learned that AMA had also made a criminal complaint against our chief executive officer for defamation in connection with the Press Release. On December 31, 2021, the local prosecutor, after reviewing the underlying facts, rejected AMA’s arguments and requested the judge overseeing the matter to dismiss the complaint against our chief executive officer, which the judge did in April 2022. In November 2022, we learned that AMA had filed a second criminal complaint in a different jurisdiction in Italy. The second criminal complaint contains the same allegations based on the same underlying facts as the first, however; the judge in this jurisdiction has ordered the local prosecutor to carry out additional investigations and to identify the address of our chief executive officer for service. In March 2023, we learned the prosecutor requested dismissal of the second criminal complaint. In June 2023, we learned the judge formally dismissed the second criminal complaint. In response to our infringement complaint, AMA also added as a counter-claim in connection with its claims regarding the Press Release, those same claims that it previously sought a preliminary injunction, which was denied by the court. On April 15, 2022, the judge in the infringement case appointed two technical experts to provide a technical assessment of validity and infringement. On December 31, 2022, we and AMA each filed the first technical briefs to the experts detailing our positions on validity and infringement. In January and February 2023, we and AMA each filed second and third technical briefs to the experts addressing further arguments on validity and infringement. In May 2023, the technical experts issued their preliminary report on validity and infringement in which they found that two of the asserted manufacturing patents were valid and that the third would be valid with a minor correction. The experts also found that two of the manufacturing patents were infringed by AMA products purchased from Nano Tech Co., Ltd. but that the scope of the composition patent was limited such that AMA’s products did not infringe the claims. In June 2023, we and AMA each filed observations on the preliminary report from the technical experts. In July 2023, the experts filed their final report, which confirmed the conclusions from their preliminary report. On July 26, 2023, we filed a motion for preliminary injunction requesting the court to enjoin AMA’s sale of infringing aerogel products supplied by Nano Tech Co. Ltd. During September 2023, we and AMA submitted technical briefs regarding our motion for preliminary injunction. On October 27, 2023, the judge issued an order dismissing our motion. On November 7, 2023, we appealed the judge’s decision to a panel of the Court of Genoa and a hearing was held on November 29, 2023. As of December 31, 2023, the main patent infringement proceedings are ongoing, and the appeal decision is pending.
•
On April 18, 2023, we filed a patent infringement complaint at the Seoul Central District Court and a petition for investigation of unfair trade practices in the Korea Trade Commission (KTC). The complaint and petition alleged that Beerenberg Services AS, Beerenberg Korea Ltd., and Bronx (China) Co., Ltd. have infringed several of our Korean patents in connection with the import and sale of certain aerogel products in Korea. The asserted patents include (a) Korean patents related to high performance reinforced aerogel compositions and (b) Korean counterparts of the patents previously successfully asserted against Nano Tech Co., Ltd. and Guangdong Alison Hi Tech., Ltd. in Germany and the US. We are seeking injunctive relief and monetary damages against the defendants. On May 30, 2023, we learned of a decision by the KTC to institute an investigation against Beerenberg Korea Ltd. and Bronx (China) Co., Ltd. on the basis of our petition. On August 4, 2023, Beerenberg Korea Ltd. and Bronx (China) Co., Ltd. submitted answers to our petition in which they confirmed that the accused infringing products are manufactured in China by Bronx (China) Co., Ltd. and imported into Korea by Beerenberg Korea Ltd. On August 17, 2023, we submitted responses to the answers from Beerenberg and Bronx. From September through November, the parties submitted opinions regarding validity and infringement to the KTC. As of December 31, 2023, the KTC proceedings are ongoing, and there have been no substantive activities in the District Court case.

Other Litigation Matters

In October 2022, we were served with a summons from Aerogels Poland Nanotechnology LLC (“APN”), a former distributor of our products in Poland with whom we previously terminated our distribution agreements because of APN’s failure to pay amounts due to us. The summons asserts causes of action for declaratory judgment, breach of contract, breach of implied contract, equitable estoppel and fraud, and states that plaintiffs will seek declaratory judgment, actual and liquidated damages in the sum of $20 million, in addition to attorneys’ fees. We were not served with any complaint at the time the summons was served. In December 2022, we filed a notice of appearance in New York County Supreme Court and a demand upon plaintiffs to file and serve a complaint. In March 2023, plaintiffs filed a complaint asserting various causes of action consistent with those set forth in the October 2022 summons, and a demand for monetary damages and other relief in excess of $16 million. In July 2023, we filed a motion to compel arbitration, and in February 2024, the Court granted our motion and stayed the litigation pending arbitration. To the extent APN seeks to pursue claims in an arbitration proceeding, Aspen intends to continue to vigorously defend this matter, including seeking its legal costs.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

Our common stock is trading on The New York Stock Exchange, or NYSE, under the symbol “ASPN.” As of March 5, 2024, there were approximately 42 stockholders of record of our common stock.

Dividends

We have not paid dividends to our stockholders since our inception, and we do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance the development and expansion of our business.

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

Comparison of Cumulative Total Return

Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities. Not applicable.

(b) Use of Proceeds from Initial Public Offering of Common Stock. Not applicable.

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers. We did not repurchase any of our equity securities during the year ended December 31, 2023.

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

Energy Industrial

We design, develop and manufacture innovative, high-performance aerogel insulation used primarily in the energy industrial and sustainable insulation materials markets. We believe our aerogel blankets deliver the best thermal performance of any widely used insulation product available on the market today and provide a combination of performance attributes unmatched by traditional insulation materials. Our end-user customers select our products where thermal performance is critical and to save money, improve resource efficiency, enhance sustainability, preserve operating assets and protect workers. Our insulation is used by oil producers and the owners and operators of refineries, petrochemical plants, LNG facilities, power generating assets and other energy industrial. Our Pyrogel® and Cryogel® product lines have undergone rigorous technical validation by industry leading end-users and achieved significant market adoption.

We also derive revenue from a number of other end markets. Customers in these markets use our products for applications as diverse as military and commercial aircraft, trains, buses, appliances, apparel, footwear and outdoor gear. As we continue to enhance our Aerogel Technology Platform, we believe we will have additional opportunities to address high-value applications in the global insulation market, and in a number of new, high-value markets, including hydrogen energy, filtration, water purification, and gas sorption.

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

Thermal Barrier

We are also actively developing a number of promising aerogel products and technologies for the EV market. We have developed and are commercializing our proprietary line of PyroThin® aerogel thermal barriers for use in battery packs in EVs. Our PyroThin product is an ultra-thin, lightweight and flexible thermal barrier designed with other functional layers to impede the propagation of thermal runaway across multiple lithium-ion battery system architectures. Our thermal barrier technology is designed to offer a unique combination of thermal management, mechanical performance and fire protection properties. These properties enable EV manufacturers to achieve critical battery performance and safety goals. In addition, we are seeking to leverage our patented carbon aerogel technology to develop industry-leading battery materials for use in lithium-ion battery cells. These battery materials have the potential to increase the energy density of the battery cells, thus enabling an increase in the driving range of EVs.

The commercial potential for our PyroThin thermal barriers and our carbon aerogel battery materials in the EV market is significant. Accordingly, we are hiring additional personnel, incurring additional operating expenses, incurring significant capital expenditures to expand aerogel manufacturing capacity, establishing an automated thermal barrier fabrication operation, enhancing research and development resources and expanding our battery material research facilities, among other items.

We have entered into production contracts with certain major OEMs, including General Motors LLC, or GM, to supply fabricated, multi-part thermal barriers for use in the battery system of its next-generation EVs. Pursuant to the contracts with GM, we are obligated to supply the barriers at fixed annual prices and at volumes to be specified by the customer up to a daily maximum quantity through the term of the agreements, which expire at various times from 2026 through 2034. While GM has agreed to purchase its requirement for the barriers from us at locations to be designated from time to time, it has no obligation to purchase any minimum quantity of barriers under the contracts. In addition, GM may terminate the contracts any time and for any or no reason. All other terms of the contracts are generally consistent with GM’s standard purchase terms, including quality and warranty provisions customary in the automotive industry. We have also entered into production contracts with Toyota, Scania, ACC, a battery cell joint venture between Stellantis N.V, Saft-TotalEnergies and Mercedes-Benz, and Audi, a luxury brand of the Volkswagen Group.

Manufacturing Operations

We manufacture our products using our proprietary technology at our facility in East Providence, Rhode Island. We have operated the East Providence facility since 2008 and have increased our capacity in phases. To meet expected growth in demand for our aerogel products in the EV market, we have been in the process of expanding our aerogel blanket capacity by constructing a second manufacturing plant in Bulloch County, Georgia. However, in order to manage the development of the second plant so that its increased capacity comes online in a manner that aligns with our current expectations as to demand from our EV customers, we are extending the timeframe for construction and commissioning of the second plant until such time as its capacity is supported by increased demand. In the meantime, and until we ramp up construction, we expect to be able to substantially reduce our planned capital expenditures for 2024. At the same time, we believe that productivity improvements in our existing Rhode Island facility combined with the supplemental supply of our energy industrial products from one or more external manufacturing facilities in China will permit us to achieve a target revenue capacity of approximately $650 million in 2024 and prior to the completion and start-up of the second plant. Nonetheless, there can be no assurance as to when we will ramp up construction on the second plant. There can also be no assurance that our contract manufacturing strategy of meeting the demand of our energy industrial customers with supply from one or more external manufacturing facilities in China will provide us with adequate manufacturing capacity or supply for that expected demand. Furthermore, when we ramp up construction on the second plant, further cost inflation and/or supply chain disruptions, as well as potential changes in the scope of the facilities, could lead to increases to our prior estimated costs for completion of the second plant. In 2023, we opened our 59,000-square-foot engineering and rapid prototyping facility in Marlborough, MA. Our Advanced Thermal Barrier Center (ATBC) is designed to be the engineering hub of PyroThin cell-to-cell barriers, which help manufacturers optimize the safety and performance of battery packs for eMobility and energy storage system (ESS) markets.

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

Financial Summary

On November 5, 2020, we entered into a sales agreement for an at-the-market (“ATM”) offering program with B. Riley Securities as our sales agent. During the year ended December 31, 2021, we sold 929,981 shares of our common stock through the ATM offering program with B. Riley Securities and received net proceeds of $19.4 million. On March 16, 2022, we entered into a sales agreement for an ATM offering program with Cowen and Company, LLC and Piper Sandler & Co., as our sales agents, or the 2022 ATM offering program. During the year ended December 31, 2022, we sold 5,241,400 shares of our common stock through the 2022 ATM offering program and received net proceeds of $72.7 million. The 2022 ATM offering program was terminated on June 20, 2023.

On February 3, 2021, we entered into a supply agreement with Silbond Corporation for the purchase of certain silanes products. Pursuant to the agreement, we agreed to purchase, and Silbond agreed to supply, all of our requirements for the specified silanes at our East Providence facility through the term of the agreement on September 30, 2023, unless either party terminates the agreement earlier pursuant to its terms. In October 2022, we extended the agreement through December 31, 2023, and the agreement has subsequently terminated.

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

On November 28, 2022, our wholly owned subsidiary, Aspen Aerogels Georgia, LLC, or the Borrower, entered into the Loan Agreement, by and between (i) the Borrower, (ii) Aspen Aerogels, Inc. and (iii) Aspen RI, and, together with the Borrower and Aspen Aerogels, Inc., each, a Loan Party and collectively, the Loan Parties), as guarantors, and (iv) GM, as lender. The Borrower is required to use the proceeds of the Loan in connection with the construction and operation of our planned aerogel manufacturing facility in Bulloch County, Georgia. The Loan Agreement provides for a multi-draw senior secured term loan in an aggregate principal amount of up to $100.0 million, or the Loan, available to the Borrower to draw on a delayed draw basis after January 1, 2023 to September 30, 2023, subject to certain conditions precedent to funding. The interest rate on the Loan is equal to the term Secured Overnight Financing Rate published by CME Group Benchmark Administration Limited for a six-month interest period, or Term SOFR, plus 8.0% per year, subject to a term SOFR floor of 1.0%, or the Floor, with a maturity date of the earlier of (i) March 31, 2025 and (ii) 90 days prior to the maturity date of any other debt facility to which the Loan Parties may be a party (other than any revolving loan agreement), or the Maturity Date. At the Borrower’s election and prior to the issuance of a certificate of occupancy for the Plant, interest may be paid-in-kind at a rate equal to Term SOFR (subject to the Floor) plus 9.0% per year. Refer to Recent Developments for details of the amendment to the Loan Agreement.

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

In December 2023, we sold 6,060,607 shares of our common stock at an offering price of $12.38 per share in a registered direct offering for net proceeds of $74.4 million, after deducting offering expenses of approximately $0.6 million.

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

	Year Ended December 31,
	2023	2022	2021
	(Square feet in thousands)
Product shipments in square feet	28,392	32,589	34,557

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

The following table presents a reconciliation of net loss, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the years presented:

	Year Ended December 31,
	2023	2022	2021
	($ in thousands)
Net loss	$(45,811)	$(82,738)	$(37,094)
Depreciation and amortization	15,318	9,222	9,440
Stock-based compensation (1)	10,954	9,385	5,176
Gain on the extinguishment of debt	—	—	(3,734)
Other (income) expense	(3,392)	3,493	229
Adjusted EBITDA	$(22,931)	$(60,638)	$(25,983)

(1)
Represents non-cash stock-based compensation related to vesting and modifications of stock option grants, vesting of restricted stock units and vesting and modification of restricted common stock.

The following table presents a reconciliation of net loss, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the quarters presented:

	Three Months Ended				Three Months Ended
	2023				2022
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
	($ in thousands)
Net loss	$(16,796)	$(15,423)	$(13,073)	$(519)	$(19,484)	$(24,050)	$(29,595)	$(9,609)
Depreciation and amortization	2,704	3,503	4,550	4,561	2,129	2,032	2,531	2,530
Stock-based compensation (1)	2,267	2,710	2,789	3,188	1,828	2,295	2,590	2,672
Other (income) expense	(2,112)	(1,621)	(1,561)	1,902	860	1,404	1,286	(57)
Adjusted EBITDA	$(13,937)	$(10,831)	$(7,295)	$9,132	$(14,667)	$(18,319)	$(23,188)	$(4,464)

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

During 2023, we experienced strong volume growth in our thermal barrier products. As a result, we experienced total revenue growth of 32% during the year. We increased staffing and spending levels in support of the growing demand for our thermal barrier business and our carbon aerogel battery material opportunity in coming years. We also increased staffing and spending to expand and defend our IP portfolio, and to enhance our general and administrative functions to manage the anticipated strong growth in our business.

We expect to maintain strong revenue growth during 2024 driven by accelerating demand in the EV market and continued market share gains in the sustainable insulation materials market. Our expectation to maintain strong revenue growth is based, in part, on our OEM customers’ production volume forecasts and targets as well as our expectation to successfully scale our manufacturing capabilities and address any potential supply chain issues to meet this expected demand. As a result, we expect to experience a decrease in both net loss and negative Adjusted EBITDA during 2024.

We also expect to incur reduced capital expenditures and expenses during 2024 related to our planned second aerogel manufacturing facility to be located in Bulloch County, Georgia. We may, from time to time, enter into leasing arrangements including sale and leaseback financing arrangements. In January 2024, we entered into a sale and leaseback arrangement, pursuant to which we sold certain equipment to an equipment leasing company (the “Leasing Company”) for a one-time cash payment of $5.0 million and leased back such equipment from the Leasing Company. The associated monthly lease rents will be paid over the term of three years. We intend to continue evaluating certain assets for potential sale and lease back arrangements in the future. This type of arrangement would provide us with one-time cash payments in the near term, in exchange for future lease payments.

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

The following table sets forth the total revenue for the periods presented:

	Year Ended
	December 31,
	2023	2022	2021
	($ in thousands)
Revenue:
Energy industrial	$128,639	$124,807	$114,958
Thermal barrier	110,079	55,557	6,664
Total	$238,718	$180,364	$121,622

Energy industrial revenue accounted for 54%, 69%, and greater than 95% of total revenue for the years ended December 31, 2023, 2022 and 2021, respectively. We experienced a 32% increase in total revenue during 2023 driven by the increase in our energy industrial business, particularly in Europe, and continued growth in the EV market.

We project revenue growth during 2024 due to accelerating demand in the EV market and continued market share gains in the sustainable insulation materials market.

A substantial majority of our revenue is generated from a limited number of direct customers, including distributors, contractors, fabricators, OEMs, partners and end-user customers. Our ten largest customers accounted for approximately 80% of our total revenue during the year ended December 31, 2023, and we expect that most of our revenue will continue to come from a relatively small number of customers for the foreseeable future.

In 2023, sales to GM and Distribution International, Inc. represented 41% and 14% of our total revenue, respectively. In 2022, sales to GM and Distribution International, Inc. represented 25% and 22% of our total revenue, respectively. In 2021, sales to Distribution International, Inc. represented 28% of our total revenue. For each of the noted periods, there were no other customers that represented 10% or more of our total revenues.

We conduct business across the globe and a substantial portion of our revenue is generated outside of the United States. Total revenue from outside of the United States, based on shipment destination, amounted to $87.7 million, or 37% of our total revenue, $66.4 million, or 37% of our total revenue, and $54.8 million, or 45% of our total revenue, in the years ended December 31, 2023, 2022 and 2021, respectively.

Cost of Revenue

Cost of product revenue consists primarily of materials and manufacturing expense. Cost of product revenue is recorded when the related product revenue is recognized.

Material is a significant component of cost of product revenue and includes fibrous batting, silica materials and additives. Material costs as a percentage of product revenue were 36%, 51% and 48% for the years ended December 31, 2023, 2022 and 2021, respectively. Material costs as a percentage of product revenue vary from product to product due to differences in average selling prices, material requirements, product thicknesses, and manufacturing yields. In addition, we provide warranties for our products and record the estimated cost within cost of revenue in the period that the related revenue is recorded or when we become aware that a potential warranty claim is probable and can be reasonably estimated. As a result of these factors, material costs as a percentage of product revenue will vary from period to period due to changes in the mix of aerogel products sold, the costs of our raw materials or the estimated cost of warranties. In addition, global supply chain disturbances, increased reliance on foreign materials procurement, industrial gas supply constraints, increases in the cost of our raw materials, engineering changes, higher prototype sales and other factors may significantly impact our material costs and have a material impact on our operations. We expect that material costs will increase in absolute dollars during 2024 due to projected growth in product shipments and contracts but remain stable as a percentage of revenue due to improved manufacturing, and fabrication yields and a favorable mix of products sold.

Manufacturing expense is also a significant component of cost of revenue. Manufacturing expense includes labor, utilities, maintenance expense, and depreciation on manufacturing assets. Manufacturing expense also includes stock-based compensation of manufacturing employees and shipping costs. Manufacturing expense as a percentage of product revenue was 40%, 46% and 44% for the years ended December 31, 2023, 2022 and 2021, respectively. We expect that manufacturing expense will increase in absolute dollars and decrease as a percentage of revenue during 2024 due to increased staffing and spending levels in support of our thermal barrier business, including the operation of an automated fabrication facility in Monterrey, Mexico. We are also continuing to monitor the impact of engaging one or more external manufacturing facilities in China to supply our aerogel products for the energy industrial market beginning in 2024 on our manufacturing expense and cost of product revenue.

During 2024, we expect that cost of product revenue will increase in absolute dollars due to projected volume growth and a planned increase in staffing and spending levels, but decrease as a percentage of product revenue due to projected increases in average selling prices, improved manufacturing and fabrication yields and a favorable mix of products sold.

Gross Profit

Our gross profit as a percentage of revenue is affected by a number of factors, including the volume of products produced and sold, the mix of products sold, average selling prices, our material and manufacturing costs, realized capacity utilization and the costs associated with expansions and start-up of production capacity. Accordingly, we expect our gross profit to vary significantly in absolute dollars and as a percentage of revenue from period to period. Gross profit as a percentage of total revenue was 24%, 3%, and 8% for the years ended December 31, 2023, 2022 and 2021, respectively.

During 2024, we expect gross profit to increase in both absolute dollars and as a percentage of total revenue due to the combination of a projected increase in total revenue combined with projected reduction in material costs and manufacturing expense as a percentage of total revenue.

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

Research and Development Expenses

Research and development expenses consist primarily of expenses for personnel engaged in the development of next generation aerogel compositions, form factors and manufacturing technologies. These expenses also include testing services, prototype expenses, consulting services, trial formulations for new products, equipment depreciation, facilities costs and related overhead. We expense research and development costs as incurred. We expect to continue to devote substantial resources to the development of new aerogel technologies, including our carbon aerogel battery materials. We believe that these investments are necessary to maintain and improve our competitive position. We also expect to continue to invest in research and engineering personnel and the infrastructure required in support of their efforts. We expect our research and development expenses will increase in absolute dollars and decrease as a percentage of revenue in 2024 and the longer term.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs, incentive compensation, marketing programs, travel and related costs, consulting expenses and facilities related costs. We expect our sales and marketing expenses will increase in absolute dollars but decrease as a percentage of revenue in 2024 and in the longer term.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, legal expenses, consulting and professional services, audit fees, compliance with securities, corporate governance and related laws and regulations, investor relations and insurance premiums, including director and officer insurance. We expect our general and administrative expenses to increase as we add general and administrative personnel to support the anticipated growth of our business. We also expect that the patent enforcement actions, described in more detail under “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K, if protracted, could result in significant legal expense over the medium to long-term. We expect that our general and administrative expenses will increase in absolute dollars and decrease as a percentage of revenue.

Interest Expense, Convertible Note - Related Party

Interest expense, convertible note - related party is net of the capitalized interest related to the $100.0 million in aggregate principal amount of our Convertible Senior PIK Toggle Notes.

Other Income (Expense), Net

For the years ended December 31, 2023, 2022 and 2021, interest expense, net consists of interest expense related to our revolving credit facility and in 2022 and 2023, included interest earned on the cash balances invested in deposit accounts, money market accounts, and high-quality debt securities issued by the U.S. government.

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

At December 31, 2023, we had $358.9 million of net operating losses available to offset future federal income tax, if any, of which $194.6 million expire on various dates through December 31, 2038. Net operating losses of $164.3 million generated from 2018 through 2023 have an unlimited carryforward.

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Year Ended December 31,
	2023	2022	2021
	($ in thousands)

Revenue	$238,718	$180,364	$121,622
Cost of revenue	181,797	175,388	111,685
Gross profit	56,921	4,976	9,937
Operating expenses
Research and development	16,356	16,930	11,441
Sales and marketing	33,008	28,792	16,581
General and administrative	56,760	38,499	22,514
Total operating expenses	106,124	84,221	50,536
Loss from operations	(49,203)	(79,245)	(40,599)
Other income (expense)
Interest expense, convertible note - related party	(5,328)	(5,110)	—
Interest income (expense), net	6,534	1,617	(229)
Gain on extinguishment of debt	—	—	3,734
Income from Employee Retention Credits	2,186	—	—
Total other income (expense)	3,392	(3,493)	3,505
Net loss	$(45,811)	$(82,738)	$(37,094)

Year ended December 31, 2023 compared to year ended December 31, 2022

The following tables set forth our results of operations for the periods presented:

	Year Ended December 31,				Year Ended December 31,
	2023	2022	$ Change	% Change	2023	2022
	($ in thousands)				(Percentage of total revenue)

Revenue	$238,718	$180,364	$58,354	32%	100%	100%
Cost of revenue	181,797	175,388	6,409	4%	76%	97%
Gross profit	56,921	4,976	51,945	1,044%	24%	3%
Operating expenses
Research and development	16,356	16,930	(574)	(3)%	7%	9%
Sales and marketing	33,008	28,792	4,216	15%	14%	16%
General and administrative	56,760	38,499	18,261	47%	24%	21%
Total operating expenses	106,124	84,221	21,903	26%	44%	47%
Loss from operations	(49,203)	(79,245)	30,042	(38)%	(21)%	(44)%
Other income (expense)
Interest expense, convertible note - related party	(5,328)	(5,110)	(218)	100%	(2)%	-3%
Interest income, net	6,534	1,617	4,917	304%	3%	1%
Income from Employee Retention Credits	2,186	—	2,186	100%	1%	—%
Total other income (expense)	3,392	(3,493)	6,885	(197)%	1%	(2)%
Net loss	$(45,811)	$(82,738)	$36,927	45%	(19)%	(46)%

Revenue

	Year Ended December 31,
	2023		2022		Change
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	($ in thousands)
Revenue:
Energy industrial	$128,639	54%	$124,807	69%	$3,832	3%
Thermal barrier	110,079	46%	55,557	31%	54,522	98%
Total revenue	$238,718	100%	$180,364	100%	$58,354	32%

The following chart sets forth energy industrial product shipments in square feet associated with recognized revenue, including revenue recognized over time, for the periods presented:

	Year Ended December 31,		Change
	2023	2022	Amount	Percentage
Product shipments in square feet (in thousands)	28,392	32,589	(4,197)	(13)%

Total revenue increased $58.3 million, or 32%, to $238.7 million in 2023 from $180.4 million in 2022. The increase in total revenue was the result of increases in both energy industrial and thermal barrier revenue.

Energy industrial revenue increased by $3.8 million, or 3%, to $128.6 million in 2023 from $124.8 million in 2022. This increase was driven by a more favorable mix of product shipments in the global petrochemical and refinery markets, particularly in Latin America, project-based demand in the subsea market, offset, in part, by a decrease in maintenance-based demand in the global petrochemical and refinery markets in North America, Europe, and Asia.

Energy industrial revenue for the years ended December 31, 2023 and 2022, included $33.6 million and $39.3 million in sales to Distribution International, Inc., respectively. The average selling price per square foot of our products increased by $0.70, or 18%, to $4.53 per square foot for the year ended December 31, 2023, from $3.83 per square foot for the year ended December 31, 2022. The increase in average selling price reflected the impact of price increases enacted in 2023 and a change in the mix of products sold, as we strive to maximize capacity in our aerogel manufacturing facility. This increase in average selling price had the effect of increasing product revenue by approximately $19.9 million for the year ended December 31, 2023.

In volume terms, product shipments decreased by 4.2 million square feet, or 13%, to 28.4 million square feet of aerogel products for the year ended December 31, 2023, as compared to 32.6 million square feet in the year ended December 31, 2022. The decrease in product volume had the effect of decreasing product revenue by approximately $16.1 million for the year ended December 31, 2023.

Thermal barrier revenue was $110.1 million for the year ended December 31, 2023, as compared to $55.6 million for the year ended December 31, 2022. Thermal barrier revenue for the year ended December 31, 2023 included $97.5 million to a major U.S. automotive OEM and $5.5 million to a major Asian automotive OEM. Thermal barrier revenue for the year ended December 31, 2022 included $45.8 million to a major U.S. automotive OEM and $5.1 million to a major Asian automotive OEM.

Energy industrial revenue as a percentage of total revenue was 54% and 69% of total revenue in 2023 and in 2022, respectively. Thermal barrier revenue was 46% and 31% of total revenue in 2023 and in 2022, respectively.

Cost of Revenue

	Year Ended December 31,
	2023		2022		Change
		% of Related		% of Related
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	($ in thousands)
Cost of revenue:
Energy industrial	$94,477	73%	$105,963	85%	$(11,486)	(11)%
Thermal barrier	87,320	79%	69,425	125%	17,895	26%
Total cost of revenue	$181,797	76%	$175,388	97%	$6,409	4%

Total cost of revenue increased $6.4 million, or 4%, to $181.8 million in 2023 from $175.4 million in 2022. The increase in total cost of revenue was the result of an increase in thermal barrier, offset, in part, by a decrease in energy industrial cost of revenue.

Energy industrial cost of revenue decreased $11.5 million, or 11%, to $94.5 million from $106.0 million in the comparable period in 2022. The $11.5 million decrease was the result of a $11.4 million decrease in material costs and a $0.1 million decrease in manufacturing and other operating costs from the comparable period in 2022. The decrease in material costs was the result of the lower revenue volume from the comparable period in 2022, and lower raw material costs in 2023 compared to 2022.

Thermal barrier cost of revenue increased $17.9 million to $87.3 million as compared to $69.4 million in the comparable period in 2022. The $17.9 million increase was the result of a $5.8 million increase in material costs and a $12.1 million increase in manufacturing costs. The increase in material costs was the result of the increase in revenue volume from the comparable period in 2022, offset by lower raw material prices in 2023 compared to 2022. The increase in manufacturing costs was driven by increases in depreciation and facility costs of $7.1 million and utilities expenses of $3.3 million and other manufacturing and operating costs of $1.7 million.

Gross Profit

	Year Ended December 31,
	2023		2022		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Gross profit:
Energy industrial	$34,162	27%	$18,844	15%	$15,318	81%
Thermal barrier	22,759	21%	(13,868)	(25)%	36,627	264%
Total gross profit	$56,921	24%	$4,976	3%	$51,945	1,044%

Gross profit increased $51.9 million, or 1,044%, to $56.9 million in 2023 from $5.0 million in 2022. The increase in gross profit was the result of the $58.3 million increase in total revenue, partially offset by the $6.4 million increase in total cost of revenue. The increase in total cost of revenue was principally driven by the increase in overhead costs and additional resources to support our expected higher run-rate revenue in future periods for both our energy industrial and thermal barrier products.

Research and Development Expenses

	Year Ended December 31,				Change
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
Research and development expenses	$16,356	7%	$16,930	9%	$(574)	(3)%

Research and development expenses decreased by $0.5 million, or 3%, to $16.4 million in 2023 from $16.9 million in 2022. The $0.5 million decrease was the result of decreases in professional fees of $1.5 million, operating material and supplies costs of $0.7 million, compensation and related costs of $0.6 million, partially offset by an increase in depreciation and facility related expenses of $2.1 million and other research and development expenses of $0.2 million.

Research and development expenses as a percentage of total revenue decreased to 7% during the year ended December 31, 2023 from 9% in the comparable period in 2022, primarily due to the decrease in professional fees.

Sales and Marketing Expenses

	Year Ended December 31,				Change
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
Sales and marketing expenses	$33,008	14%	$28,792	16%	$4,216	15%

Sales and marketing expenses increased by $4.2 million, or 15%, to $33.0 million in 2023 from $28.8 million in 2022. The increase was the result of increases in depreciation and facility related expenses of $2.9 million and compensation and related costs of $2.1 million, partially offset by a decrease in operating material and supplies costs of $0.8 million.

Sales and marketing expenses as a percentage of total revenue decreased to 14% in 2023 from 16% in 2022 primarily due to the 32% increase in revenue from the comparable period in 2022.

General and Administrative Expenses

	Year Ended December 31,				Change
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
General and administrative expenses	$56,760	24%	$38,499	21%	$18,261	47%

General and administrative expenses increased by $18.3 million, or 47%, to $56.8 million in 2023 from $38.5 million in 2022. The $18.3 million increase was the result of increases in compensation and related costs of $15.3 million and professional fees of $3.6 million, offset by a decrease in other costs of $0.6 million.

General and administrative expenses as a percentage of total revenue increased to 24% in 2023 from 21% in 2022 primarily due to increased expenditures associated with the growth in our human resource, finance, information technology and general management organizations in preparation for the anticipated growth in our business.

Other Income (Expense), net

	Year Ended December 31,				Change
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)

Other income (expense):
Interest expense, related party	$(5,328)	(2)%	$(5,110)	(3)%	$(218)	4%
Interest income, net	6,534	3%	1,617	1%	4,917	NM
Income from Employee Retention Credits	2,186	1%	—	0%	2,186	NM
Total other income (expense), net	$3,392	1%	$(3,493)	(2)%	$6,885	NM

Other income (expense), net increased by $6.9 million to $3.4 million in 2023 from $(3.5) million in 2022. The $6.9 million increase was the result of $4.9 million of interest income, $2.2 million of Employee Retention Credits and a $(0.2) million net impact of capitalized interest relating to our Convertible Note in the comparable period in 2022.

Year ended December 31, 2022 compared to year ended December 31, 2021

The following tables set forth our results of operations for the periods presented:

	Year Ended December 31,				Year Ended December 31,
	2022	2021	$ Change	% Change	2022	2021
	($ in thousands)				(Percentage of total revenue)

Revenue	$180,364	$121,622	$58,742	48%	100%	100%
Cost of revenue	175,388	111,685	63,703	57%	97%	92%
Gross profit	4,976	9,937	(4,961)	(50)%	3%	8%
Operating expenses
Research and development	16,930	11,441	5,489	48%	9%	9%
Sales and marketing	28,792	16,581	12,211	74%	16%	14%
General and administrative	38,499	22,514	15,985	71%	21%	19%
Total operating expenses	84,221	50,536	33,685	67%	47%	42%
Loss from operations	(79,245)	(40,599)	(38,646)	95%	(44)%	(33)%
Other income (expense)
Interest expense, convertible note - related party	(5,110)	—	(5,110)	100%	(3)%	0%
Interest income (expense), net	1,617	(229)	1,846	(806)%	1%	0%
Gain on extinguishment of debt	—	3,734	(3,734)	100%	—%	3%
Total other income (expense)	(3,493)	3,505	(6,998)	(200)%	(2)%	3%
Net loss	$(82,738)	$(37,094)	$(45,644)	(123)%	(46)%	(30)%

Revenue

	Year Ended December 31,				Change
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
Revenue:
Energy industrial	$124,807	69%	$114,958	95%	$9,849	9%
Thermal barrier	55,557	31%	6,664	5%	48,893	NM
Total revenue	$180,364	100%	$121,622	100%	$58,742	48%

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

Cost of Revenue

	Year Ended December 31,				Change
	2022		2021
	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	Percentage
	($ in thousands)
Cost of revenue:
Energy industrial	$105,963	85%	$100,472	87%	$5,491	5%
Thermal barrier	69,425	125%	11,213	NM	58,212	NM
Total cost of revenue	$175,388	97%	$111,685	92%	$63,703	57%

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

Gross Profit

	Year Ended December 31,				Change
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage

Gross profit:
Energy industrial	$18,844	15%	$14,486	13%	$4,358	30%
Thermal barrier	(13,868)	(25)%	(4,549)	NM	(9,319)	NM
Total gross profit	$4,976	3%	$9,937	8%	$(4,961)	(50)%

Gross profit decreased $4.9 million, or 50%, to $5.0 million in 2022 from $9.9 million in 2021. The decrease in gross profit was the result of the $63.7 million increase in total cost of revenue, partially offset by the $58.7 million increase in total revenue. The increase in total cost of revenue was principally driven by the increase in overhead costs and additional resources to support our expected higher run-rate revenue in future periods for both our energy industrial and thermal barrier products.

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

Interest expense, net increased by $3.3 million to $3.5 million in 2022 from $0.2 million in 2021. The $3.3 million increase was the result of increase in interest expense, related party by $5.1 million offset by increase in interest income, net of $1.8 million. Increase in interest expense, related party of $5.1 million was the result of interest relating to our Convertible Note. Interest income, net increased by $1.8 million to $1.6 million in 2022 from $(0.2) million in 2021 due to higher cash balances throughout 2022, in addition to more favorable interest rates.

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

Our long-term financial projections anticipate revenue growth, increasing levels of gross profit, and improved cash flows from operations. To meet expected growth in demand for our aerogel products in the EV market, we have been in the process of expanding our aerogel blanket capacity by constructing a second manufacturing plant in Bulloch County, Georgia. However, in order to manage the development of the second plant so that its increased capacity comes online in a manner that aligns with our current expectations of demand from our EV customers, we are extending the timeframe for construction and commissioning of the second plant until such time as its capacity is supported by increased demand. In the meantime, and until we ramp up construction, we expect to be able to substantially reduce our planned capital expenditures for 2024. At the same time, we believe that productivity improvements in our existing Rhode Island facility combined with the supplemental supply of our energy industrial products from one or more external manufacturing facilities in China will permit us to achieve a target revenue capacity of approximately $650 million in 2024 and prior to the completion and start-up of the second plant. Nonetheless, there can be no assurance as to when we will ramp up construction on the second plant. There can also be no assurance that our contract manufacturing strategy of meeting the demand of our energy industrial customers with supply from one or more external manufacturing facilities in China will provide us with adequate manufacturing capacity or supply for that expected demand. Furthermore, when we ramp up construction on the second plant, further cost inflation and/or supply chain disruptions, as well as potential changes in the scope of the facilities, could lead to increases to our prior estimated costs for completion of the second plant.

We are also increasing our investment in the research and development of next-generation aerogel products and technologies. During 2024, we will continue to develop aerogel products and technologies for the EV market. We believe the commercial potential for our technology in the EV market is significant. To meet the anticipated revenue growth and take advantage of this market opportunity, we are adding personnel, incurring additional operating expenses, and planning to construct a carbon aerogel battery materials facility, among other items.

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

On December 19, 2023, we entered into a securities purchase agreement with certain institutional investors named therein, pursuant to which we issued and sold, in a registered direct offering directly to the Investors an aggregate of 6,060,607 shares of our common stock at an offering price of $12.38 per share. We received net proceeds of $74.4 million, after deducting offering expenses of approximately $0.6 million.

We believe that our December 31, 2023 cash and cash equivalents balance of $139.7 million will be sufficient to support current operating requirements, current research and development activities and the initial capital expenditures required to support the evolving commercial opportunities in the EV market and other strategic business opportunities.

We may, from time to time, enter into leasing arrangements including sale and leaseback financing arrangements. In January 2024, we entered into a sale and leaseback arrangement, pursuant to which we sold certain equipment to the Leasing Company for a one-time cash payment of $5.0 million and leased back such equipment from the Leasing Company. The associated monthly lease rents will be paid over the term of three years.

However, we plan to supplement our cash balance and available credit with equity financings, debt financings, equipment leasing, sale-leaseback transactions, customer prepayments or government grant and loan programs to provide the additional capital necessary to purchase the capital equipment, construct the new facilities and complete the aerogel capacity expansions required to support our evolving commercial opportunities and strategic business initiatives. We also intend to enter into a new revolving credit facility. Furthermore, we have certain assets that are currently owned, which we are evaluating for potential sale and lease back arrangements. This type of arrangement would provide us with one-time cash payments in the near term, in exchange for future lease payments. We believe that consummation of equity financings could potentially result in an ownership change under Section 382 of the Internal Revenue Code. Such an ownership change would lead to the use of our net operating loss carryforwards being restricted. Our inability to use a substantial portion of our net operating loss carryforwards would result in a higher effective tax rate and adversely affect our financial condition and results of operations.

Primary Sources of Liquidity

Our principal sources of liquidity are currently our cash and cash equivalents. Cash and cash equivalents consist primarily of cash, money market accounts, and sweep accounts on deposit with banks. As of December 31, 2023, we had $139.7 million of cash and cash equivalents.

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

On March 16, 2022, we entered into a sales agreement for an ATM offering program with Cowen and Company, LLC and Piper Sandler & Co., as our sales agents. During the year ended December 31, 2022, we sold 5,241,400 shares of our common stock through the 2022 ATM offering program and received net proceeds of $72.7 million. The 2022 ATM offering program was terminated on June 20, 2023.

On November 28, 2022, our wholly owned subsidiary, Aspen Aerogels Georgia, LLC, entered into a $100.0 million loan agreement with GM for which the proceeds to be used for the construction and operation of our planned aerogel manufacturing facility in Bulloch County, Georgia. The agreement allows for borrowings beginning in on the date that is twelve (12) months prior to the date agreed upon by Borrower and GM for the start of production at the Plant and ending on March 31, 2024 (or any later date approved in writing by GM at its sole discretion).

On November 29, 2022, we completed an underwritten public offering of 29,052,631 shares of our common stock at a public offering price of $9.50 per share. We received net proceeds of $267.5 million after deducting underwriting discounts and commissions of $8.1 million and offering expenses of approximately $0.5 million.

On December 19, 2023, we entered into a securities purchase agreement with certain institutional investors named therein, pursuant to which we issued and sold, in a registered direct offering directly to the Investors an aggregate of 6,060,607 shares of our common stock at an offering price of $12.38 per share. We received net proceeds of $74.4 million, after deducting offering expenses of approximately $0.6 million.

See “Risk Factors - Risks Related to Our Business and Strategy - We will require significant additional capital to pursue our growth strategy, but we may not be able to obtain additional financing on acceptable terms or at all” in this Annual Report on Form 10-K for the year ended December 31, 2022.

Analysis of Cash Flow

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
	($ in thousands)
Net cash provided by (used in):
Operating activities	$(42,612)	$(94,399)	$(18,628)
Investing activities	(175,455)	(177,974)	(13,778)
Financing activities	75,477	478,370	92,474
Net increase (decrease) in cash	(142,590)	205,997	60,068
Cash and cash equivalents, beginning of period	282,561	76,564	16,496
Cash and cash equivalents, end of period	$139,971	$282,561	$76,564

Operating Activities

During 2023, we used $42.6 million in net cash in operating activities, as compared to the use of $94.4 million in net cash during 2022, a decrease in the use of cash of $51.8 million. This decrease in the use of cash was the result of the decrease in net loss adjusted for non-cash items of $44.8 million, and a decrease in cash used by changes in working capital of $7.0 million.

During 2022, we used $94.4 million in net cash in operating activities, as compared to the use of $18.6 million in net cash during 2021, an increase in the use of cash of $75.8 million. This increase in the use of cash was the result of the increase in net loss adjusted for non-cash items of $31.6 million, and a decrease in cash provided by changes in working capital of $44.2 million.

Investing Activities

Net cash used in investing activities is for capital expenditures for machinery and equipment principally to improve the throughput, efficiency and capacity of our East Providence facility, our automated fabrication facility in Mexico and engineering designs for the planned aerogel manufacturing facility in Bulloch County, Georgia. Net cash used in investing activities for 2023 and 2022 totaled $175.5 million and $178.0 million, respectively.

Financing Activities

Net cash provided by financing activities in 2023 totaled $75.5 million and consisted of net proceeds from the registered direct offering of common stock of $74.2 million and $1.7 million in proceeds from employee stock option exercises, offset, in part, by $0.4 million in cash used for payments made for employee tax withholdings associated with the vesting of restricted stock units.

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

Capital Spending and Future Capital Requirements

We have made capital expenditures primarily to develop and expand our manufacturing capacity. Our capital expenditures totaled $175.5 million in 2023, $178.0 million in 2022 and $13.8 million in 2021. As of December 31, 2023, we had capital commitments of approximately $202.6 million, which included commitments for which we have entered into contracts as well as commitments authorized by our Board of Directors. These commitments relate to the enhancement of our existing production lines in our East Providence facility and our fabrication operation in Mexico, and the planned aerogel manufacturing facility in Bulloch County, Georgia and consist primarily of costs for equipment and construction.

As indicated in the overview of the liquidity and capital resources section, in order to manage the development of the second plant so that its increased capacity comes online in a manner that aligns with our current expectations as to demand from our EV customers, we are extending the timeframe for construction and commissioning of the second plant until such time as its capacity is supported by increased demand. In the meantime, and until we ramp up construction, we expect to be able to substantially reduce our planned capital expenditures for 2024.

We intend to fund capital expenditures related to the expansion of capacity of our existing manufacturing facility with our existing cash balance and anticipated cash flows from operations. We plan to fund the capital expenditures required to build a carbon aerogel battery materials facility, and to construct a new aerogel blanket manufacturing facility with additional equity financings, debt financings, equipment leasing, sale-leaseback transactions, customer prepayments, government grant and loan programs or credit facilities.

Contractual Obligations and Commitments

Operating Leases

We lease office space for our corporate offices in Northborough, Massachusetts, which expires in 2031. We also lease additional facilities in East Providence, Rhode Island; Marlborough, Massachusetts; Monterrey, Mexico; and Pawtucket, Rhode Island for research, administrative, fabrication, and warehousing purposes under leases expiring between January 31, 2024 and April 30, 2034. See “Item 2 — Properties.” We also lease vehicles and equipment under non-cancelable operating leases that expire at various dates.

Thermal Barrier Contract

We are party to production contracts with GM, to supply fabricated, multi-part thermal barriers, or Barriers, for use in the battery system of its next-generation EVs, or Contracts. Pursuant to the Contracts, we are obligated to supply Barriers at fixed annual prices and at volumes to be specified by the OEM up to a daily maximum quantity through the respective terms of the agreements, which expire at various times from 2026 through 2034. While the OEM has agreed to purchase its requirement for Barriers for locations to be designated from time to time by the OEM, it has no obligation to purchase any minimum quantity of Barriers under the Contracts. In addition, the OEM may terminate the Contracts any time and for any or no reason. All other terms of the Contracts are generally consistent with the OEM’s standard purchase terms, including quality and warranty provisions customary in the automotive industry.

Revolving Credit Facility

On March 12, 2021, we entered into an Amended and Restated Loan and Security Agreement, or the SVB Loan Agreement, with Silicon Valley Bank, or SVB.

On November 28, 2022, we terminated the SVB Loan Agreement with Silicon Valley Bank. As of the date of termination, we had no amounts due or owed to SVB under the SVB Loan Agreement for any principal, interest, or other amounts, other than approximately $1.2 million in letters of credit that were issued under the SVB Loan Agreement and were cash collateralized in connection with the termination of the SVB Loan Agreement.

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

Purchase Commitments

As of December 31, 2023, we had purchase commitments of approximately $267.3 million, which included capital commitments of $202.6 million. Purchase commitments related to capital expenditures are anticipated to be spent over the next three years, while our remaining purchase commitments are anticipated to be spent throughout 2024.

Purchase obligations relate primarily to open purchase orders for capital expenditures, inventories, and goods and services. Purchase obligations are entered into with various vendors in the normal course of business and are consistent with our expected requirements.

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

Standards Implemented Since December 31, 2023

The Company has not implemented any accounting standards that had a material impact on its consolidated financial statements during the year ended December 31, 2023.

Standards to be Implemented

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2023-07 Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures to enhance disclosures about significant segment expenses. This ASU is effective for our fiscal year 2024 and interim periods in fiscal year 2025. Early adoption is permitted. We are currently evaluating segment expense disclosures related to its annual report for fiscal year 2024.

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures that requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. This ASU is effective for our fiscal year 2025. Early adoption is permitted. We are currently evaluating income tax disclosures related to our annual report for fiscal year 2025. Although there are several other new accounting pronouncements issued by the FASB, we do not believe any of these accounting pronouncements had or will have a material impact on our Consolidated Financial Statements.

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

We recorded warranty expense of $0.5 million during the year ended December 31, 2023. We recorded warranty expense of $0.2 million during the year ended December 31, 2022. We recorded warranty expense of less than $0.1 million during the year ended December 31, 2021. As of December 31, 2023, we had satisfied all outstanding warranty claims.

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

	Year Ended December 31,
	2023	2022	2021
Weighted-average assumptions:
Expected term (in years)	6.12	5.97	5.96
Expected volatility	70.04%	61.85%	59.80%
Risk free rate	4.08%	2.13%	0.86%
Expected dividend yield	—%	—%	—%

•
The expected term represents the period that our stock-based awards are expected to be outstanding and is determined using the simplified method described in ASC Topic 718, Compensation — Stock Compensation, for all grants. We believe this is a better representation of the estimated life than our actual limited historical exercise behavior.
•
For the years ended December 31, 2023, 2022 and 2021, we used our historical volatility as a basis to estimate expected volatility in the valuation of stock options.
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

For the restricted stock awards issued to our Chief Executive Officer during the year ended December 31, 2021 with vesting subject to achievement of certain volume weighted average common stock price targets over a three-to-five year period, we used a

Monte-Carlo simulation model to estimate the grant date fair value with respect to 461,616 shares of restricted common stock. The award had an aggregate grant date fair value of $6.5 million.

On June 2, 2022, we issued 53,590 shares of restricted common stock, pursuant to a performance-based restricted stock agreement, to each of certain employees, with vesting in tranches, subject to achievement of certain time and performance vesting conditions, as defined, over a three-to-five year period. We used a Monte-Carlo simulation model to estimate the grant date fair value of the awards. The equity awards had a total aggregate fair value of $4.0 million at the time of grant.

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

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business. At December 31, 2023, we had unrestricted cash and cash equivalents of $139.7 million. These amounts were held for working capital and capital expansion purposes and were invested primarily in deposit accounts, money market accounts, and high-quality debt securities issued by the U.S. government via cash sweep accounts at major financial institutions in North America. Due to the short-term nature of these investments, we believe that our exposure to changes in the fair value of our cash as a result of changes in interest rates is not material.

As of December 31, 2023, we had $0.2 million of restricted cash to support our outstanding letters of credit. We terminated our revolving credit facility agreement on November 28, 2022.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Aspen Aerogels, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Net realizable value of certain inventories

As discussed in Note 2 to the consolidated financial statements, inventories are stated at the lower of cost and net realizable value. As of December 31, 2023, the Company held inventories of $39.2 million. The excess, obsolete or damaged goods provision recorded for inventories is equal to the difference between the cost of inventory and the estimated net realizable value, which is based upon assumptions about future demand, selling prices, and market conditions.

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

Boston, Massachusetts
March 7, 2024

ASPEN AEROGELS, INC.

Consolidated Balance Sheets

	December 31,
	2023	2022
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$139,723	$281,335
Restricted cash	248	1,226
Accounts receivable, net of allowances of $230 and $255	69,995	57,350
Inventories	39,189	22,538
Prepaid expenses and other current assets	17,176	7,236
Total current assets	266,331	369,685
Property, plant and equipment, net	417,227	259,223
Operating lease right-of-use assets	17,212	11,990
Other long-term assets	2,278	2,518
Total assets	$703,048	$643,416
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$51,094	$54,728
Accrued expenses	22,811	16,003
Deferred revenue	2,316	5,846
Operating lease liabilities	1,874	2,368
Total current liabilities	78,095	78,945
Convertible note - related party	114,992	103,580
Operating lease liabilities long-term	21,906	13,456
Total liabilities	214,993	195,981
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized, no shares issued or outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.00001 par value; 250,000,000 shares authorized, 76,503,151 and 69,994,963 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	1,161,657	1,075,226
Accumulated deficit	(673,602)	(627,791)
Total stockholders' equity	488,055	447,435
Total liabilities and stockholders' equity	$703,048	$643,416

See accompanying notes to consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2023	2022	2021
	(In thousands, except share and per share data)

Revenue	$238,718	$180,364	$121,622
Cost of revenue	181,797	175,388	111,685
Gross profit	56,921	4,976	9,937
Operating expenses
Research and development	16,356	16,930	11,441
Sales and marketing	33,008	28,792	16,581
General and administrative	56,760	38,499	22,514
Total operating expenses	106,124	84,221	50,536
Loss from operations	(49,203)	(79,245)	(40,599)
Other income (expense)
Interest expense, convertible note - related party	(5,328)	(5,110)	—
Interest income (expense), net	6,534	1,617	(229)
Income from Employee Retention Credits	2,186	—	—
Gain on extinguishment of debt	—	—	3,734
Total other income (expense)	3,392	(3,493)	3,505
Net loss	$(45,811)	$(82,738)	$(37,094)
Net loss per share:
Basic and diluted	$(0.66)	$(2.10)	$(1.22)
Weighted-average common shares outstanding:
Basic and diluted	69,439,034	39,363,114	30,433,154

See accompanying notes to consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Value	Shares	Value
Balance at December 31, 2020	—	$—	27,821,685	$—	$575,811	$(507,959)	$67,852
Net loss	—	—	—	—	—	(37,094)	(37,094)
Stock compensation expense	—	—	—	—	5,176	—	5,176
Issuance of restricted stock	—	—	476,550	—	—	—	—
Vesting of restricted stock units	—	—	254,513	—	(2,713)	—	(2,713)
Proceeds from employee stock option exercises	—	—	351,387	—	2,301	—	2,301
Proceeds from at-the-market offering, net of commissions and fees of $601 and issuance costs of $43	—	—	929,981	—	19,377	—	19,377
Forfeiture of performance-based restricted stock	—	—	(78,125)	—	—	—	—
Proceeds from private placement of common stock, net of fees and issuance costs of $1,491	—	—	3,462,124	—	73,509	—	73,509
Balance at December 31, 2021	—	$—	33,218,115	$—	$673,461	$(545,053)	$128,408
Net loss	—	—	—	—	—	(82,738)	(82,738)
Stock compensation expense	—	—	—	—	9,385	—	9,385
Issuance of restricted stock	—	—	399,016	—	—	—	—
Vesting of restricted stock units	—	—	173,263	—	(2,362)	—	(2,362)
Proceeds from employee stock option exercises	—	—	118,552	—	553	—	553
Proceeds from at-the-market offering, net of commissions and fees of $2,269 and issuance costs of $616	—	—	5,241,400	—	72,733	—	72,733
Proceeds from private placement of common stock, net of fees and issuance costs of $137	—	—	1,791,986	—	49,863	—	49,863
Proceeds from underwritten public offering, net of underwriting discounts and commissions of $8,052 and issuance costs of $452	—	—	29,052,631	—	267,496		267,496
Increase in debt discount due to modification of convertible note – related party	—	—	—	—	4,097	—	4,097
Balance at December 31, 2022	—	$—	69,994,963	$—	$1,075,226	$(627,791)	$447,435
Net loss	—	—	—	—	—	(45,811)	(45,811)
Stock compensation expense	—	—	—	—	10,954	—	10,954
Issuance of restricted stock	—	—	44,928	—	—	—	—
Vesting of restricted stock units	—	—	79,151	—	(420)	—	(420)
Proceeds from employee stock option exercises	—	—	323,502	—	1,659	—	1,659
'Proceeds from registered direct offering of common stock, net of fees and issuance costs of $623	—	—	6,060,607	—	74,377	—	74,377
Issuance costs from underwritten public offering	—	—	—	—	(139)		(139)
Balance at December 31, 2023	—	$—	76,503,151	$—	$1,161,657	$(673,602)	$488,055

See accompanying notes to consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Cash flows from operating activities:
Net loss	$(45,811)	$(82,738)	$(37,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,318	9,222	9,440
Gain on extinguishment of debt	—	—	(3,734)
Accretion of interest on convertible note - related party	4,403	5,110	—
Amortization of convertible note issuance costs	37	32	—
Amortization of debt discount due to modification of convertible note – related party	888	—	—
Amortization of debt issuance costs	—	—	18
Provision for bad debt	(93)	115	(85)
Stock compensation expense	10,954	9,385	5,176
Reduction in the carrying amount of operating lease right-of-use assets	2,859	2,640	1,618
Changes in operating assets and liabilities:
Accounts receivable	(12,552)	(37,042)	(4,643)
Inventories	(16,651)	(10,551)	1,112
Prepaid expenses and other assets	(7,401)	(3,155)	(2,324)
Accounts payable	4,583	5,318	7,379
Accrued expenses	6,808	5,184	6,983
Deferred revenue	(3,530)	4,525	(543)
Operating lease liabilities	(2,424)	(2,444)	(1,497)
Other liabilities	—	—	(434)
Net cash used in operating activities	(42,612)	(94,399)	(18,628)
Cash flows from investing activities:
Capital expenditures	(175,455)	(177,974)	(13,778)
Net cash used in investing activities	(175,455)	(177,974)	(13,778)
Cash flows from financing activities:
Proceeds from underwritten public offering, net of underwriting discounts and commissions	—	267,948	—
Issuance costs from underwritten public offering	—	(452)	—
Proceeds from issuance of convertible note related party	—	100,000	—
Issuance costs from convertible note	—	(185)	—
Proceeds from employee stock option exercises	1,659	553	2,301
Payments made for employee restricted stock tax withholdings	(420)	(2,362)	(2,713)
Proceeds from at-the-market offering net of commissions and fees of $2,269 and $601	—	73,349	19,420
Fees and issuance costs from at-the-market offering	—	(616)	(43)
Proceeds from registered direct offering of common stock	75,000	—	—
Fees and issuance costs from registered direct offering of common stock	(623)	—	—
Proceeds from private placement of common stock	—	50,000	75,000
Fees and issuance costs from private placement of common stock	(139)	(137)	(1,491)
Repayment of prepayment liability	—	(9,728)	—
Net cash provided by financing activities	75,477	478,370	92,474
Net (decrease) increase in cash, cash equivalents and restricted cash	(142,590)	205,997	60,068
Cash, cash equivalents and restricted cash at beginning of period	282,561	76,564	16,496
Cash, cash equivalents and restricted cash at end of period	$139,971	$282,561	$76,564
Supplemental disclosures of cash flow information:
Interest paid	$1	$153	$236
Income taxes paid	$—	$—	$—
Supplemental disclosures of non-cash activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$10,380	$3,030	$12,092
Capitalized Interest	$6,084	$2,723	$—
Increase in debt discount due to modification of convertible note – related party	$—	$4,097	$—
Changes in accrued capital expenditures	$(8,217)	$31,970	$4,701

See accompanying notes to consolidated financial statements.

ASPEN AEROGELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business

Nature of Business

Aspen Aerogels, Inc. (the Company) is an aerogel technology company that designs, develops and manufactures innovative, high-performance aerogel insulation used primarily in the energy industrial and sustainable insulation materials markets. In addition, the Company has introduced a line of aerogel thermal barriers for use in battery packs in the electric vehicle ("EV") market. The Company is also developing applications for its aerogel technology in the battery materials and a number of other high-potential markets.

The Company maintains its corporate offices in Northborough, Massachusetts. The Company has three wholly owned subsidiaries: Aspen Aerogels Rhode Island, LLC, Aspen Aerogels Germany, GmbH and Aspen Aerogels Georgia, LLC.

Liquidity

During the year ended December 31, 2023, the Company incurred a net loss of $45.8 million and used $42.6 million of cash in operations and $175.5 million of cash for capital expenditures. On February 15, 2022, the Company entered into a note purchase agreement with an affiliate of Koch Disruptive Technologies, LLC (Koch), relating to the issuance and sale of $100.0 million of the Company’s convertible debt. On November 29, 2022, the Company completed an underwritten public offering of 29,052,631 shares of our common stock at a public offering price of $9.50 per share. The Company received net proceeds of $267.5 million after deducting underwriting discounts and commissions of $8.1 million and offering expenses of approximately $0.5 million. On December 19, 2023, the Company entered into a securities purchase agreement with certain institutional investors named therein, pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the Investors an aggregate of 6,060,607 shares of the Company’s common stock, $0.00001 par value per share. The shares were sold to the Investors at a price per share of $12.375 per share. The net proceeds from the Offering, after deducting offering expenses, were approximately $74.4 million.

The Company had unrestricted cash and cash equivalents of $139.7 million as of December 31, 2023.

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

The Company is increasing investment in the research and development of next-generation aerogel products and manufacturing process technologies. In addition, the Company has developed a number of promising aerogel products and technologies for the EV market. The Company believes that the commercial potential for the Company’s products and technology in the EV market is significant. Accordingly, the Company is hiring additional personnel, incurring additional operating expenses, and incurring significant capital expenditures to expand silica aerogel manufacturing capacity, build an automated thermal barrier fabrication operation, enhance research and development laboratory facilities and equipment, and construct a battery materials facility, among other efforts.

The Company expects its existing cash balance will be sufficient to support current operating requirements, current research and development activities and the capital expenditures required to support the evolving commercial opportunity in the EV market and other strategic business initiatives. However, the Company plans to supplement its cash balance with equity financings, debt financings, equipment leasing, sale-leaseback transactions, customer prepayments, or government grant and loan programs to provide the additional capital necessary to purchase the capital equipment, construct the new facilities, establish the operations and complete the aerogel capacity expansions required to support these evolving commercial opportunities and strategic business initiatives.

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

In April 2022, the Company engaged Prodensa Servicios de Consultora to establish OPE Manufacturer Mexico S de RL de CV, a maquiladora located in Mexico with the express purposes of manufacturing thermal barrier PyroThin products and ultimately operating an automated fabrication facility for PyroThin. OPE is currently owned by Prodensa, which charges a management fee though there is an option for OPE to be purchased by Aspen after a period of 18 months. During the period between inception and the exercise of the purchase option, OPE operations are consolidated within the Company financial statements as of and for the year ended December 31, 2023.

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

Restricted Cash

As of December 31, 2023, the Company had $0.2 million of restricted cash to support its outstanding letters of credit.

Concentration of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of accounts receivable. The Company’s customers are primarily insulation distributors, insulation contractors, insulation fabricators and select energy and automotive end-users located throughout the world. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral to secure accounts receivable. The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of accounts receivable. The Company reviews the allowance for doubtful accounts quarterly. During the year ended December 31, 2023, the Company recorded a charge for estimated customer uncollectible accounts receivable of less than $0.1 million. During the year ended December 31, 2022, the Company recorded a charge for estimated customer uncollectible accounts receivable of $0.1 million. During the year ended December 31, 2021, the Company did not record any charges for uncollectible accounts receivable. Allowance for doubtful accounts was $0.2 million and $0.3 million at December 31, 2023 and 2022, respectively. The Company does not have any off-balance-sheet credit exposure related to its customers.

For the year ended December 31, 2023, two customers represented 41% and 14% of total revenue, respectively. For the year ended December 31, 2022, two customers represented 25% and 22% of total revenue, respectively. For the year ended December 31, 2021, one customer represented 28% of total revenue.

At December 31, 2023, the Company had two customers which accounted for 60% and 6% of accounts receivable, respectively. At December 31, 2022, the Company had two customers which accounted for 44% and 10% of accounts receivable, respectively.

Inventories

Inventory consists of finished products, work-in-process, and raw materials. Inventories are carried at lower of cost, determined using the first-in, first-out (FIFO) method, and net realizable value. Cost includes materials, labor and manufacturing overhead. Manufacturing overhead is allocated to the costs of conversion based on normal capacity of the Company’s production facility. Abnormal freight, handling costs and material waste are expensed in the period it occurs.

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

Prepaid expenses and other current assets

Prepaid expenses and other current assets primarily include value added tax and income tax receivables, prepayments of future services, and payments for pre-billed inventories.

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

The Company recorded warranty expense of $0.5 million during the year ended December 31, 2023. The Company recorded warranty expense of $0.2 million during the year ended December 31, 2022. The Company recorded warranty expense of less than $0.1 million during the year ended December 31, 2021.

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

For stock awards that contain a market condition, the Company uses the Monte-Carlo simulation model to determine the fair value of the awards. In addition to the input assumptions used in the Black-Scholes model, the Monte-Carlo simulation model factors the probability that the specific market condition may or may not be satisfied into the valuation. Stock-based compensation expense for awards with a market condition is recognized on a straight-line basis over the requisite service period for each such award.

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

Leases

The Company accounts for leases in accordance with FASB ASC Topic 842, Leases. The Company determines whether an arrangement is a lease at inception. For leases where the Company is the lessee, a lease liability and a right-of-use (ROU) asset is recognized for all leases, with the exception of short-term leases with terms of twelve months or less. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s payment obligations under the lease. Operating lease ROU assets and liabilities are recognized based on the present value of lease payments over the lease term. To measure its lease liabilities, the Company uses its incremental borrowing rate or the rate implicit in the lease, if available. The Company calculates its incremental borrowing rate using a synthetic credit rating analysis based on Moody’s Building Materials Industry Rating Methodology. ROU assets also include any direct costs and prepaid lease payments but exclude any lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company elected the short-term lease recognition exemption for all leases that qualify. For leases that qualify for this exemption, the Company does not recognize ROU assets or lease liabilities. For lease agreements with lease and non-lease components, the Company accounts for each component separately. However, in the case of equipment leases, the Company accounts for lease and non-lease components as a single component. Refer to Note 11. Leases for additional information.

Foreign Currency Transactions

The Company converts foreign currency transactions recognized in the Consolidated Statements of Operations to U.S. dollars by applying the exchange rate prevailing on the date of the transaction. Gains and losses arising from foreign currency transactions and the effects of remeasuring monetary assets and liabilities are recorded in general and administrative expenses, net in the Consolidated Statements of Operations.

Employee Retention Credits

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was signed into law, providing numerous tax provisions and other stimulus measures, including the Employee Retention Credit: a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the Employee Retention Credits. We qualified for the Employee Retention Credits in the third and fourth quarters of 2020 and the first quarter of 2021. In September 2023, we submitted filings for CARES Employee Retention Credits totaling $2.2 million that are reported in the accompanying condensed consolidated balance sheet within prepaid expenses and other current assets as of December 31, 2023, and in the accompanying statement of operations for the year ended December 31, 2023.

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

Standards Implemented Since December 31, 2022

The Company has not implemented any accounting standards that had a material impact on its consolidated financial statements during the year ended December 31, 2023.

Standards to be Implemented After December 31, 2023

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2023-07 Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures to enhance disclosures about significant segment expenses. This ASU is effective for the Company’s fiscal year 2024 and interim periods in fiscal year 2025. Early adoption is permitted. The Company is currently evaluating segment expense disclosures related to its annual report for fiscal year 2024.

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures that requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. This ASU is effective for the Company’s fiscal year 2025. Early adoption is permitted. The Company is currently evaluating income tax disclosures related to its annual report for fiscal year 2025. Although there are several other new accounting pronouncements issued by the FASB, the Company does not believe any of these accounting pronouncements had or will have a material impact on its Consolidated Financial Statements.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. The Company did not have any contracts outstanding at both December 31, 2023 and December 31, 2022 and did not enter into any contracts during each of the years ended December 31, 2023 and 2022 that contained a significant financing component.

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

The Company estimates the amount of its sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related revenue is recognized. The Company currently estimates return liabilities using historical rates of return, current quarter credit sales, and specific items of exposure on a contract-by-contract basis. Sales return reserves were approximately $0.2 million and $0.1 million at December 31, 2023 and December 31, 2022, respectively.

Thermal Barriers

The Company supplies fabricated, multi-part thermal barriers for use in battery packs in the EV market. These thermal barriers are customized to meet customer specifications. Although thermal barrier products are customized with no alternative use to the Company, the Company does not always have an enforceable right to payment. Under the provisions of ASC 606, the Company recognizes revenue at a point in time when transfer of the control of the products is passed to the customer according to the terms of the contract, including under bill and hold arrangements. The timing of revenue recognition is assessed on a contract-by-contract basis.

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

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical region and source of revenue:

	December 31, 2023
	U.S.	International	Total
	(In thousands)
Geographical region
Asia	$—	$35,698	$35,698
Canada	—	2,033	2,033
Europe	—	42,731	42,731
Latin America	—	7,219	7,219
U.S.	151,037	—	151,037
Total revenue	$151,037	$87,681	$238,718

Source of revenue
Energy industrial	$52,838	$75,801	$128,639
Thermal barrier	98,199	11,880	110,079
Total revenue	$151,037	$87,681	$238,718

	December 31, 2022
	U.S.	International	Total
	(In thousands)
Geographical region
Asia	$—	$34,746	$34,746
Canada	—	4,947	4,947
Europe	—	22,239	22,239
Latin America	—	4,464	4,464
U.S.	113,968	—	113,968
Total revenue	$113,968	$66,396	$180,364

Source of revenue
Energy industrial	$64,699	$60,108	$124,807
Thermal barrier	49,269	6,288	55,557
Total revenue	$113,968	$66,396	$180,364

	December 31, 2021
	U.S.	International	Total
	(In thousands)
Geographical region
Asia	$—	$19,383	$19,383
Canada	—	2,985	2,985
Europe	—	27,924	27,924
Latin America	—	4,493	4,493
U.S.	66,837	—	66,837
Total revenue	$66,837	$54,785	$121,622

Source of revenue
Energy industrial	$60,299	$54,659	$114,958
Thermal barrier	6,538	126	6,664
Total revenue	$66,837	$54,785	$121,622

Contract Balances

The following table presents changes in the Company’s contract assets and contract liabilities during the year ended December 31, 2023:

	Balance at December 31, 2022	Additions	Deductions	Balance at December 31, 2023
	(In thousands)
Contract assets
Thermal barrier	143	—	(143)	—
Total contract assets	$143	$-	$(143)	$—
Contract liabilities
Deferred revenue
Energy industrial	$5,846	$17,484	$(21,014)	$2,316
Total contract liabilities	$5,846	$17,484	$(21,014)	$2,316

During the year ended December 31, 2023, the Company recognized $5.8 million of revenue that was included in deferred revenue at December 31, 2022.

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

(4) Inventories

Inventories consist of the following:

	December 31,
	2023	2022
	(In thousands)
Raw material	$24,735	$19,876
Work in process	7,936	2,204
Finished goods	6,518	458
Total	$39,189	$22,538

(5) Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	December 31,
	2023	2022	Useful life
	(In thousands)
Construction in progress	$314,695	$209,056	—
Buildings	25,473	24,016	30 years
Machinery and equipment	185,339	136,607	3 — 10 years
Computer equipment and software	9,495	10,239	3 years
Leasehold improvements	23,514	9,226	Shorter of useful life or lease term
Total	558,516	389,144
Accumulated depreciation and amortization	(141,289)	(129,921)
Property, plant and equipment, net	$417,227	$259,223

Depreciation expense was $15.3 million, $9.2 million and $9.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Construction in progress totaled $314.7 million and $209.1 million at December 31, 2023 and 2022, respectively. The balance at December 31, 2023 and 2022 included engineering designs and construction costs totaling $279.7 million and $164.5 million, respectively, for a planned aerogel manufacturing facility in Bulloch County, Georgia. The Company incurred $6.1 million and $2.7 million in capitalized interest for the years ended December 31, 2023 and December 31, 2022, respectively, for the construction in progress in Bulloch County, Georgia.

(6) Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2023	2022
	(In thousands)
Employee compensation	$16,876	$12,467
Other accrued expenses	5,935	3,536
Total	$22,811	$16,003

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

As of both December 31, 2022 and 2023, the Company had no amounts drawn from the revolving credit facility.

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

Other

During the year ended December 31, 2023, the Company recorded costs of $8.6 million as a component of construction in process in connection with the planned aerogel manufacturing facility in Bulloch County, Georgia in fees from an entity affiliated with

Koch Disruptive Technologies, LLC for project management service. The Company had $2.8 million in accounts payable as of December 31, 2023 due to the entity affiliated with Koch Disruptive Technologies, LLC.

During the year ended December 31, 2022, the Company recorded costs of $8.9 million as a component of construction in progress in connection with the planned aerogel manufacturing facility in Bulloch County, Georgia in fees from an entity affiliated with Koch Strategic Platforms, LLC for project management services.

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

In accordance with ASU 2020-06, the 2022 Convertible Note is accounted for as a single unit of account and consists of the following:

	December 31,	December 31,
	2023	2022

Convertible note, principal	$100,000	$100,000
Payment in-kind	18,318	7,830
Discount on convertible note	(3,209)	(4,097)
Debt issuance costs, net of accumulated amortization	(117)	(153)
Convertible note	$114,992	$103,580

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

The Company estimated the fair value of the 2022 Convertible Note is approximately $118.2 million as of December 31, 2023. However, as the Company has not elected to utilize the fair value option, it is carried at amortized cost of $115.0 million.

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

The Company elected to repay the contractual interest due on June 30, 2022, December 30, 2022, June 30, 2023, and December 30, 2023 in-kind as an increase to the principal amount of $2.9 million, $4.9 million, $5.1 million, and $5.4 million respectively. The contractual interest attributable to the 2022 Convertible Note was recorded as an addition to the convertible note – related party balance on the condensed consolidated balance sheets.

During the year ended December 31, 2023, the Company incurred $10.5 million of interest from the 2022 Convertible Note, of which $6.1 million was capitalized as part of the construction in progress for the planned manufacturing facility in Bulloch County, Georgia. The Company paused the capitalization of interest related to the manufacturing facility being constructed in Bulloch County, Georgia during the year ended December 31, 2023, as a result of the intentional slow down in construction. During the year ended December 31, 2022, the Company incurred $7.8 million of interest from the 2022 Convertible Note, of which $2.7 million was capitalized as part of the construction in progress for the planned manufacturing facility in Bulloch County, Georgia.

Debt issuance costs comprised less than $0.2 million for the year ended December 31, 2023. The effective interest rate approximated the contract interest rate for the year ended December 31, 2023.

Conversion Rights

On November 28, 2022, the Company entered into an amendment to the Convertible Note with Wood River Capital, LLC to reduce the initial Conversion Price by $5.00 per share from $34.936625 per share to $29.936625 per share, by increasing the initial Conversion Rate from 28.623257 shares per $1,000 of Capitalized Principal Amount to 33.400100 shares per $1,000 of Capitalized Principal Amount under the Convertible Note. Accordingly, the 2022 Convertible Note is convertible at the option of the holder at any time prior to the business day immediately preceding the maturity date at an initial conversion rate of 33.400100 shares of the Company’s common stock per $1,000 of capitalized principal. The effective conversion price is approximately $29.936625 per share (the Conversion Price). The Conversion Price is subject to adjustment upon the occurrence of certain dilutive events such as stock splits and combinations, stock dividends, mergers and spin-off. As of December 31, 2023, 3,951,833 shares of the Company’s common stock were issuable upon conversion of the 2022 Convertible Note. The Company has the right to settle conversions in shares of common stock, cash, or any combination thereof. If the closing price per share of the Company’s common stock on the New York Stock Exchange is at least 130% of the Conversion Price for 20 consecutive trading days, the Company may elect to convert the principal and accrued interest owing under the Notes, plus a make-whole amount equal to the sum of the present values of the remaining interest payments that would have otherwise been payable from the date of such conversion, redemption or repurchase, as applicable, through maturity (the Make-Whole Amount), into the Company’s common stock at the Conversion Price.

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

Embedded Derivatives

The Company determined that the Make-Whole feature of the 2022 Convertible Note requires bifurcation in accordance with Accounting Standards Codification 815, Derivatives and Hedging (ASC 815). Accordingly, the Company must separately account for the feature at fair value with changes in fair value reported in current period earnings. The fair value of the Make-Whole was determined to be immaterial as of February 18, 2022, December 31, 2022, and December 31, 2023.

(10) Other Income (Expense)

Interest

For the years ended December 31, 2023, and 2022, interest expense on the related party convertible note was $5.3 million and $5.1 million, respectively and interest income, net, of $6.5 million and $1.6 million, respectively, are primarily related to interest earned on unrestricted cash and cash equivalents. For the year ended December 2021, interest expense, net was $3.5 million, and consisted primarily of fees and interest expense related to the Company’s revolving credit facility with Silicon Valley Bank.

Employee Retention Credits

The CARES Act provides an employee retention credit (CARES Employee Retention Credit), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company qualified for the tax credit under the CARES Act for qualified wages for the years ended December 31, 2020 and 2021. In September 2023, the Company submitted filings for CARES Employee Retention Credits totaling $2.2 million that are reported in the accompanying condensed consolidated balance sheet within prepaid expenses and other current assets as of December 31, 2023, and in the accompanying statement of operations for the year ended December 31, 2023.

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

During 2016, the Company entered into an agreement to extend its lease of approximately 51,650 square feet of office space in Northborough, Massachusetts. The lease commenced on January 1, 2017 and will expire on December 31, 2031. The annual base rent associated with the lease was $478,000 during 2023 and is increasing by approximately 3% annually for the term of the lease. The lease also requires the payment by the Company of its pro rata share of real estate taxes and certain other expenses. Prior to the expiration of the lease, the Company will have the right to extend the lease for an additional term of five years.

Under the terms of the lease extension, the landlord provided the Company with an allowance of $1.2 million to be utilized for improvements to the leased premises. These amounts were considered a lease incentive and were excluded from the Company’s ROU assets upon its adoption of ASU 2016-02 on January 1, 2019 (see note 11). At December 31, 2023 and 2022, the Company had capitalized $1.2 million in associated leasehold improvement costs.

The Company incurred operating lease costs of $5.3 million and $4.0 million during the years ended December 31, 2023 and 2022, respectively. Cash payments related to operating lease liabilities were $4.9 million and $3.6 million during the years ended December 31, 2023 and 2022, respectively. At December 31, 2023, the weighted average remaining lease term for operating leases was 9.0 years. At December 31, 2023, the weighted average discount rate for operating leases was 12.0%.

Maturities of operating lease liabilities at December 31, 2023 are as follows:

Year	Operating Leases
(In thousands)
2024	$4,531
2025	4,373
2026	4,064
2027	3,793
2028	3,946
Thereafter	19,174
Total lease payments	39,881
Less imputed interest	(16,101)
Total lease liabilities	$23,780

As of December 31, 2023, the Company had no additional operating real estate or equipment leases that would commence during 2024.

(12) Commitments and Contingencies

Cloud Computing Agreement

The Company is party to a cloud computing agreement that is a service contract for enterprise resource planning software. The agreement has a three-year term beginning on January 15, 2021, with option to renew. During the year ended December 31, 2023, the Company capitalized $1.3 million of costs related to implementation of the software that began to amortize during 2022 with a five year expected life. The capitalized implementation costs are classified on the consolidated balance sheets as follows:

	December 31,	December 31,
	2023	2022
	(In thousands)
Cloud computing costs included in other current assets	$420	$420
Cloud computing costs included in other assets	1,590	1,590
Amortization of cloud computing costs	(662)	(242)
Total capitalized cloud computing costs	$1,348	$1,768

Thermal Barrier Contract

The Company is party to production contracts with GM to supply fabricated, multi-part thermal barriers (Barriers) for use in the battery system of its next-generation EVs (Contracts). Pursuant to the Contracts, the Company is obligated to supply Barriers at fixed annual prices and at volumes to be specified by the OEM up to a daily maximum quantity through the respective terms of the agreements, which expire at various times from 2026 through 2034. While the OEM has agreed to purchase its requirement for Barriers from the Company for locations to be designated from time to time by the OEM, it has no obligation to purchase any minimum quantity of Barriers under the Contracts. In addition, the OEM may terminate the Contracts any time and for any or no reason. All other terms of the Contracts are generally consistent with the OEM’s standard purchase terms, including quality and warranty provisions that are customary in the automotive industry.

Letters of Credit

The Company has provided certain customers with letters of credit securing obligations under commercial contracts. As of December 31, 2023, the Company had $0.2 million of restricted cash to support our outstanding letters of credit. The Company had letters of credit outstanding of $1.2 million at December 31, 2022. These letters of credit were secured by the Company’s revolving credit facility (see note 7). On November 28, 2022, we terminated the Loan Agreement with Silicon Valley Bank.

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

Purchase Commitments

As of December 31, 2023, the Company had purchase commitments of approximately $267.3 million, which included capital commitments of $202.6 million. Purchase commitments related to capital expenditures are anticipated to be spent over the next three years, while the Company's remaining purchase commitments are anticipated to be spent throughout 2024.

Purchase obligations relate primarily to open purchase orders for capital expenditures, inventories, and goods and services. Purchase obligations are entered into with various vendors in the normal course of business and are consistent with the Company's expected requirements.

(13) Stockholders’ Equity

At December 31, 2023 and 2022, the Company was authorized to issue 255,000,000 shares of stock, of which 250,000,000 shares were designated as common stock and 5,000,000 shares were designated as preferred stock.

(14) Employee Benefit Plan

The Company sponsors the Aspen Aerogels, Inc. 401(k) Plan. Under the terms of the plan, the Company’s employees may contribute a percentage of their pretax earnings. During the year ended December 31, 2023, 2022, and 2021, the Company provided matching contributions of $1.5 million, $1.2 million, and $0.3 million, respectively.

(15) Employee Stock Ownership Plans

Effective June 12, 2014, the Company adopted the 2014 Employee, Director and Consultant Equity Incentive Plan (the 2014 Equity Plan). Under the 2014 Equity Plan, the Company was authorized to grant incentive stock options (ISOs), non-qualified stock options (NSOs), restricted stock, restricted stock units (RSUs) and other stock-based awards. Stock options under the 2014 Equity Plan were granted with an exercise price not less than the fair market value of the Company’s common stock at the date of grant.

The 2023 Equity Plan was approved by stockholders at the Company’s annual meeting of stockholders on June 1, 2023 as the successor to the 2014 Equity Plan, and no further awards may be made under the 2014 Equity Plan after that date. Under the 2023 Equity Plan, the Company may grant ISOs, NSOs, restricted stock, RSUs and other stock-based awards. Stock options under the 2023 Equity Plan are to be granted with an exercise price not less than the fair market value of the Company’s common stock at the date of grant. Equity awards granted to employees generally vest over a service period of three to four years. Restricted stock and stock options granted to nonemployee directors generally vest over a one-year service period.

As of December 31, 2023, 5,808,440 shares of common stock were reserved for issuance upon the exercise or vesting of outstanding stock-based awards granted under the Company’s equity incentive plans. Any cancellations or forfeitures of awards outstanding under the 2023 Equity Plan, the 2014 Equity Plan or the 2001 Equity Incentive Plan, as amended (the 2001 Equity Plan) will result in the shares reserved for issuance pursuant to such awards becoming available for grant under the 2023 Equity Plan. As of December 31, 2023, the Company has either reserved in connection with statutory tax withholdings or issued a total of 5,173,760 shares under the Company’s equity incentive plans. As of December 31, 2023, there were 2,139,794 shares of common stock available for future grant under the 2023 Equity Plan.

During the year ended December 31, 2023, the Company granted 523,783 restricted common stock units (RSUs) with a grant date fair value of $4.6 million and non-qualified stock options (NSOs) to purchase 1,974,978 shares of common stock with a grant date fair value of $9.7 million to employees under its equity incentive plans. The RSUs and NSOs granted to employees will vest over a three-year period from the applicable vesting commencement date. During the year ended December 31, 2023, the Company also granted 44,928 shares of restricted common stock with a grant date fair value of $0.3 million and NSOs to purchase 46,272 shares of common stock with a grant date fair value of $0.2 million to its non-employee directors under the 2023 Equity Plan. The restricted common stock and NSOs granted to non-employee directors vest upon the earlier of the date that is the one-year anniversary of the grant date or the day prior to the Company’s annual meeting of stockholders to be held in 2024.

On June 29, 2021, the Company also awarded 461,616 shares of restricted common stock to its chief executive officer with vesting subject to the achievement of certain volume weighted average common stock price targets, over a three-to-five year period. The award had an aggregate grant date fair value of $6.5 million.

On June 2, 2022, the Company issued 53,590 shares of restricted common stock, pursuant to a performance-based restricted stock agreement, to each of certain employees, with vesting in tranches, subject to achievement of certain time and performance vesting conditions, as defined, over a three-to-five year period. The equity awards had a total aggregate fair value of $4.0 million at the time of grant.

Stock-based compensation is included in cost of sales or operating expenses, as applicable, and consists of the following:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Cost of product revenue	$583	$931	$510
Research and development expenses	799	1,166	750
Sales and marketing expenses	1,484	1,883	822
General and administrative expenses	8,088	5,405	3,094
Total stock-based compensation	$10,954	$9,385	$5,176

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

Expected Volatility

In 2023, 2022 and 2021, the Company used its historical volatility as a basis to estimate expected volatility in the valuation of stock options.

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

Assumptions Utilized

The following information relates to the fair value of the option awards estimated by use of the Black-Scholes option-pricing model:

	Year Ended December 31,
	2023	2022	2021
Weighted average assumptions:
Expected term (in years)	6.12	5.97	5.96
Expected volatility	70.04%	61.85%	59.80%
Risk free rate	4.08%	2.13%	0.86%
Expected dividend yield	0.00%	0.00%	0.00%
Weighted average fair value:
Grant-date fair value of options granted	$4.91	$14.20	$14.28
Grant-date fair value of options vested	$9.63	$5.06	$2.91
Aggregate intrinsic value of options exercised	$1,652,567	$1,306,245	$12,675,489

Outstanding Options

The following table summarizes information about stock options outstanding:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	($ in thousands, except share and per share data)
Options outstanding at December 31, 2022	3,904,080	$7.12	$11.37	5.26	$16,486,864
Granted	2,021,250	$4.91	$7.46
Forfeited	(300,788)	$10.18	$17.25
Expired	(66,846)	$98.27	$82.78
Exercised	(323,502)	$2.59	$5.13		$1,652,567
Options outstanding at December 31, 2023	5,234,194	$5.21	$8.99	6.13	$41,225,602
Exercisable at December 31, 2023	3,002,950	$4.58	$8.52	6.13	$24,797,684
Expected to vest at December 31, 2023	2,231,244	$6.07	$9.62	2.09	$16,427,918

As of December 31, 2023, total unrecognized compensation cost related to non-vested service-based options granted under the Company’s equity incentive plans was $9.7 million. The unrecognized compensation cost for the service-based options is expected to be recognized over a weighted average period of 2.09 years.

Restricted Stock Awards and Restricted Stock Units

The Company values restricted stock awards and RSUs based on the closing price of our shares on the date of grant. RSUs have time-based vesting conditions and typically vest over three or four years. Restricted stock awards issued to nonemployee directors generally vest in full one year from the date of grant.

During the year ended December 31, 2021, the Company also awarded 461,616 shares of restricted common stock to its chief executive officer with vesting subject to the achievement of certain volume weighted average common stock price targets, over a three-to-five year period. The Company valued the shares using a Monte-Carlo simulation model to estimate the grant date fair value utilizing an expected volatility of 59.3% and a risk free rate of 0.89%.

On June 2, 2022, the Company issued 53,590 shares of restricted common stock, pursuant to a performance-based restricted stock agreement, to each of certain employees, with vesting in tranches, subject to achievement of certain time and performance vesting conditions, as defined, over a three-to-five year period. The Company used a Monte-Carlo simulation model to estimate the grant date fair value utilizing an expected volatility of 63.4% and a risk free rate of 2.92%.

The following table provides detail of grants, vesting, and forfeitures of RSUs during 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2022	257,075	$22.19
Granted	523,783	8.72
Vested	(117,941)	18.97
Forfeited	(88,670)	16.93
Balance at December 31, 2023	574,247	$11.38

Restricted stock awards granted during 2023 are considered issued and outstanding common stock and are excluded from the table above. As of December 31, 2023, there were 881,674 shares of restricted stock outstanding of which 44,928 were granted to nonemployee directors, 461,616 shares of restricted stock outstanding granted to the Company’s chief executive officer and 375,130 shares of restricted stock outstanding granted to other employees.

The total intrinsic value of restricted stock and RSUs that vested in 2023 and 2022 was $1.3 million and $7.4 million, respectively. As of December 31, 2023, 1,377,796 of the total shares of restricted stock and RSUs outstanding will vest upon the fulfillment of service conditions.

As of December 31, 2023, total unrecognized compensation cost related to restricted stock awards issued to nonemployee directors of $0.1 million, and RSUs of $4.4 million is expected to be recognized over a weighted average period of 0.42 years and 1.90 years respectively.

As of December 31, 2023, total unrecognized compensation cost related to restricted stock awards issued to the Company’s chief executive officer and certain other employees of $4.1 million is expected to be recognized over a weighted average period of 1.08 years.

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

(17) Net Loss Per Share

The computation of basic and diluted net loss per share consists of the following:

	Year ended December 31,
	2023	2022	2021
	(In thousands, except share and per share data)
Numerator:
Net loss	$(45,811)	$(82,738)	$(37,094)
Denominator:
Weighted average shares outstanding, basic and diluted	69,439,034	39,363,114	30,433,154

Net loss per share, basic and diluted	$(0.66)	$(2.10)	$(1.22)

Potentially dilutive common shares that were excluded from the computation of diluted net loss per share because they were anti-dilutive consist of the following:

	Year ended December 31,
	2023	2022	2021
Common stock options	5,234,194	3,904,080	3,567,207
Restricted common stock units	574,247	257,075	350,195
Restricted common stock awards	881,674	23,886	14,934
Convertible note, if converted	3,951,833	3,601,533	—
Total	10,641,948	7,786,574	3,932,336

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

For each of the years ended December 31, 2023, 2022 and 2021, there was no dilutive impact of the common stock options, RSUs, and restricted stock awards.

(18) Income Taxes

The Company incurred net operating losses and recorded a full valuation allowance against net deferred assets for all periods presented. Accordingly, the Company has not recorded a provision for federal or state income taxes.

The reconciliation between the U.S. statutory income tax rate and the Company’s effective rate consists of the following:

	Year Ended December 31,
	2023	2022	2021
U.S. federal income tax statutory rate	21%	21%	21%
Permanent differences	—	1%	10%
State tax, net of federal benefit	7%	5%	5%
Changes in valuation allowance for deferred tax assets	(17)%	(27)%	(35)%
Stock-based compensation	(7)%	—%	—%
Expiring net operating losses	—%	—%	(1)%
Other	2%	—%	—%
State rate change	(6)%	—%	—%
Effective tax rate	—	—	—

The tax effects of temporary differences between financial statement and tax accounting that gave rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2023 and 2022 are presented below:

	December 31,
	2023	2022
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$82,563	$81,943
Stock-based compensation	3,076	6,677
Operating lease liabilities	5,997	4,065
Capitalized research and development	6,320	3,916
Tax credit carryforwards	4,261	448
Reserves and accruals	6,180	3,160
Interest expense limitation	929	1,257
Total gross deferred tax assets	109,326	101,466
Deferred tax liabilities:
Depreciation	(1,125)	(1,879)
Operating lease right-of-use assets	(4,340)	(3,081)
Total deferred tax liabilities	(5,465)	(4,960)
Total deferred tax assets and liabilities	103,861	96,506
Valuation allowance	(103,861)	(96,506)
Net deferred tax asset	$—	$—

The net change in the valuation allowance for the year ended December 31, 2023, was an increase of $7.4 million. The Company has recorded a full valuation allowance against its deferred tax assets due to the uncertainty associated with the utilization of the net operating loss carryforwards and other future deductible items. In assessing the realizability of deferred tax assets, the Company considers all available evidence, historical and prospective, with greater weight given to historical evidence, in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the Company’s deferred tax assets generally is dependent upon generation of future taxable income.

At December 31, 2023, the Company had $358.9 million of net operating losses available to offset future federal income, if any, of which $194.6 million expire on various dates through December 31, 2037. Net operating losses of $164.3 million generated from 2018 through 2023 have an unlimited carryforward.

At December 31, 2023, the Company had $198.6 million of apportioned net operating losses available to offset future state taxable income, if any, and which begin to expire at various dates between 2024 and 2043.

For each of the years ended December 31, 2023, 2022 and 2021, the Company did not have any material unrecognized tax benefits and thus no interest and penalties related to unrecognized tax benefits were recorded. In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next twelve months.

The Company files a federal income tax return in the United States and income tax returns in various state and foreign jurisdictions. All tax years are open for examination by the taxing authorities for both federal and state purposes.

The Tax Cuts and Jobs Act (“TCJA”) requires taxpayers to capitalize and amortize research and development (“R&D”) expenditures under section 174 for tax years beginning after December 31, 2021. This rule became effective for the Company during 2022. Capitalized R&D costs were $31.6 million as of December 31, 2023. The Company will amortize these costs for tax purposes over 5 years for R&D performed in the U.S. and over 15 years for R&D performed outside the U.S. In 2023, all R&D was performed in the U.S.

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

Summarized below are the Revenue and Segment Operating Profit for each reporting segment:

	Year Ended			Year Ended
	Revenue			Segment Operating Profit (Loss)
	December 31			December 31
	2023	2022	2021	2023	2022	2021
	(In thousands)
Energy industrial	$128,639	$124,807	$114,958	$34,162	$18,844	$14,486
Thermal barrier	110,079	55,557	6,664	22,759	(13,868)	(4,549)
Total	$238,718	$180,364	$121,622	$56,921	$4,976	$9,937
Corporate expenses				106,124	84,221	50,536
Operating loss				(49,203)	(79,245)	(40,599)
Other expense, net				3,392	(3,493)	3,505
Net loss				$(45,811)	$(82,738)	$(37,094)

	Year Ended
	Depreciation Expense
	December 31,
	2023	2022	2021
	(In thousands)
Energy industrial	$10,720	$8,476	$9,440
Thermal barrier	4,598	746	—
Consolidated depreciation expense	$15,318	$9,222	$9,440

	Total Assets
	December 31,
	2023	2022
	(In thousands)
Energy industrial	$93,168	$94,415
Thermal barrier	118,565	39,320
Total assets of reportable segments	211,733	133,735
Construction in progress	314,678	209,050
All other corporate assets	176,637	300,631
	$703,048	$643,416

Information about the Company’s total revenues, based on shipment destination or services location, is presented in the following table:

	Year Ended
	December 31,
	2023	2022	2021
	($ in thousands)
Revenue:
U.S.	$151,037	$113,968	$66,837
International	87,681	66,396	54,785
Total	$238,718	$180,364	$121,622

(20) Subsequent Events

In January 2024, the Company was notified by a customer of an engineering change to one of the parts the Company manufactures for that customer to enable incremental productivity and support a set of broader system level changes that could drive higher demand for its parts. The Company has submitted a preliminary claim to the customer for reimbursement for estimated inventory and equipment losses incurred by the Company and its vendors due to potential obsolescence. The customer’s ordinary course process is to audit the claim to determine the proposed reimbursable amount. The Company expects the matter to be concluded by the second quarter of 2024, and currently estimates the potential impact to be in the range of zero to approximately $10.0 million.

In January 2024, we entered into a sale and leaseback arrangement, pursuant to which we sold certain equipment to an equipment leasing company for a one-time cash payment of $5.0 million and leased back such equipment from the leasing company. The associated monthly lease rents will be paid over the term of three years.

On March 5, 2024, the Compensation and Leadership Development Committee of the Company’s Board of Directors (the "Committee") approved the cancellation of the outstanding, unearned portion of the performance-based restricted shares granted to certain employees pursuant to the Company’s 2014 Employee, Director and Consultant Equity Incentive Plan on June 29, 2021 (to the CEO) and June 2, 2022 (to certain other employees). The Committee determined that, based on current market conditions, the likelihood of achievement of any of the remaining performance hurdles applicable to the unearned restricted shares is remote, and that the unearned restricted shares therefore had ceased to have incentive value for the grantees. On March 6, 2024, the Company entered into cancellation agreements pursuant to which the applicable employees agreed to such cancellation. The cancellation of the unearned restricted shares resulted in an acceleration of the unamortized stock-based compensation charges of approximately $2.2 million.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Year	Charges to Costs and Expenses (a)	Recoveries of Costs and Expenses (b)	Deductions to Allowances for Uncollectible Accounts (c)	Charges to (Deductions from) Other Accounts (d)	Balance at End of Year
Year Ended December 31, 2023:
Allowances for uncollectible accounts and sales returns and allowances	$255	(93)	—	—	68	$230
Year Ended December 31, 2022:
Allowances for uncollectible accounts and sales returns and allowances	$150	115	—	—	(10)	$255
Year Ended December 31, 2021:
Allowances for uncollectible accounts and sales returns and allowances	$442	(84)	(208)	—	—	$150

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

As of December 31, 2023, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded, that, as of December 31, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2013).

Based on our assessment, management believes that, as of December 31, 2023, the Company’s internal control over financial reporting is effective based on those criteria.

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

Item 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2023, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Delinquent Section 16(a) Reports,” and “Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive and Director Compensation,” “Compensation Discussion and Analysis,” “Management and Corporate Governance – Compensation Committee Interlocks and Insider Participation,” "Compensation Committee Report" and “Risks Related to Compensation Practices and Policies” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 15(a). The following documents are filed as part of this Annual Report on Form 10-K:

Item 15(a)(1). The following consolidated financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2023 and 2022

Consolidated Statements of Operations for the Years Ended December 31, 2023, 2022, and 2021

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2023, 2022 and 2021

Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021

Notes to Consolidated Financial Statements

Item 15(a)(2). The following financial statements schedule is included in Part II, Item 8:

Schedule II – Valuation and Qualifying Accounts

All other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3). Exhibits:

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Restated Certificate of Incorporation of the Registrant, as filed with the Secretary of State of the State of Delaware on June 18, 2014.		Form 8-K (Exhibit 3.2)	6/19/14	001-36481

3.1.2	Certificate of Amendment to Restated Certificate of Incorporation of Aspen Aerogels, Inc., dated June 1, 2023.		Form 8-K (Exhibit 3.1)	6/1/23	001-36481

3.2	Amended and Restated Bylaws of Aspen Aerogels, Inc.	X

4.1	Form of common stock certificate.		Amendment No. 1 to Form S-1 (Exhibit 4.1)	5/14/14	333-195523

4.2	Description of Securities.		Form 10-K (Exhibit 4.3)	3/6/20	001-36481

4.3	Form of Note (including Indenture incorporated by reference therein).		Form 8-K (Exhibit 4.1)	2/17/22	001-36481

4.4	Amendment No. 1 to Convertible Senior PIK Toggle Notes due 2027, dated November 28, 2022.		Form 8-K (Exhibit 4.3)	11/29/22	001-36481

10.1	2001 equity incentive plan, as amended. +		Form S-1 (Exhibit 10.1.1)	4/28/14	333-195523

10.2	Form of incentive stock option agreement granted under 2001 equity incentive plan, as amended.+		Form S-1 (Exhibit 10.1.2)	4/28/14	333-195523

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.3	Form of non-qualified stock option agreement granted under 2001 equity incentive plan, as amended.+		Form S-1 (Exhibit 10.1.5)	4/28/14	333-195523

10.4	2014 employee, director and consultant equity incentive plan. +		Form S-8 (Exhibit 99.10)	8/13/14	333-198124

10.5	Form of stock option agreement granted under 2014 employee, director and consultant equity incentive plan.+		Amendment No. 1 to Form S-1 (Exhibit 10.2.2)	5/14/14	333-195523

10.6	Form of restricted stock unit agreement for executive officers under 2014 employee, director and consultant equity incentive plan. +		Form 10-Q (Exhibit 10.3)	11/7/14	001-36481

10.7	Form of restricted stock agreement for directors under 2014 employee, director and consultant equity incentive plan. +		Amendment No. 1 to Form S-1 (Exhibit 10.2.3)	5/14/14	333-195523

10.7.1	Aspen Aerogels 2023 Equity Incentive Plan.		Form 8-K (Exhibit 10.1)	6/1/23	001-36481

10.7.2	Form of Stock Option Agreement under the Aspen Aerogels 2023 Equity Incentive Plan.		Form 8-K (Exhibit 10.2)	6/1/23	001-36481

10.7.3	Form of Restricted Stock Unit Agreement for Executive Officers under the Aspen Aerogels 2023 Equity Incentive Plan.		Form 8-K (Exhibit 10.3)	6/1/23	001-36481

10.7.4	Form of Restricted Stock Agreement for Directors under the Aspen Aerogels 2023 Equity Incentive Plan.		Form 8-K (Exhibit 10.4)	6/1/23	001-36481

10.7.5	Form of Director Stock Option Agreement under the Aspen Aerogels 2023 Equity Incentive Plan.		Form 8-K (Exhibit 10.5)	6/1/23	001-36481

10.8	Multi-tenant industrial net lease, dated August 20, 2001, by and between the Registrant and Cabot II — MA1M03, LLC (as successor landlord to TMT290 Industrial Park, Inc.), as amended.		Form S-1 (Exhibit 10.3)	4/28/14	333-195523

10.8.1	First Amendment to Lease, dated December 22, 2021, by and between the Registrant and G&I IX Forbes Whitney, LLC.		Form 10-K (Exhibit 10.14.1)	3/1/22	001-36481

10.9	Form of Performance-Based Restricted Stock Agreement for certain employees +		Form 10-Q (Exhibit 10.2)	8/4/22	001-36481

10.10	Loan Agreement, dated November 28, 2022, by and between the Registrant, Aspen Aerogels Georgia LLC, Aspen Aerogels Rhode Island, LLC and General Motors Holdings LLC.		Form 8-K (Exhibit 10.1)	11/29/22	001-36481

10.10.1

First Amendment, dated September 28, 2023, to the Loan Agreement, dated November 28, 2022, by and among the Company, Aspen Aerogels Georgia, LLC, Aspen Aerogels Rhode Island, LLC and General Motors Holdings LLC.

			Form 10-Q (Exhibit 10.2)	11/2/23	001-36481

10.11	Executive Agreement, dated as of January 4, 2022, by and between the Registrant and Donald R. Young. +		Form 10-K (Exhibit 10.17.4)	3/1/22	001-36481

10.12	Executive Employment Agreement, dated January 1, 2023, by and between the Registrant and Ricardo C. Rodriguez.+		Form 10-K (Exhibit 10.18(3))	3/16/23	001-36481

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.12(1)	Executive Employment Agreement, dated January 1, 2023, by and between the Registrant and Gregg Landes.+		Form 10-K (Exhibit 10.18(5))	3/16/23	001-36481

10.12(2)	Executive Employment Agreement, dated March 25, 2022, by and between the Registrant and Virginia H. Johnson.+		Form 10-K (Exhibit 10.18(6))	3/16/23	001-36481

10.12(3)	Executive Employment Agreement, dated January 1, 2023, by and between the Registrant and Keith Schilling.+		Form 10-K (Exhibit 10.18(7))	3/16/23	001-36481

10.12(4)	Executive Employment Agreement, dated January 1, 2023, by and between the Registrant and Corby Whitaker.+		Form 10-K (Exhibit 10.18(8))	3/16/23	001-36481

10.12(5)	Executive Employment Agreement, dated September 14, 2023, by and between the Registrant and Santhosh Daniel.+		Form 10-Q (Exhibit 10.1)	11/2/23	001-36481

10.12(6)	Executive Employment Agreement, dated September 5, 2023, by and between the Registrant and Stephanie Pittman.+		Form 10-Q (Exhibit 10.4)	11/2/23	001-36481

10.13	Aspen Aerogels, Inc. Bonus Plan (Amended and Restated Effective as of January 1, 2024).+		Form 10-Q (Exhibit 10.3)	11/2/23	001-36481

10.14	Form of participation letter of executive officers under bonus plan. +		Form 10-K (Exhibit 10.23)	3/2/17	001-36481

10.15	Non-Employee Director Compensation Policy. +		Form 10-Q (Exhibit 10.13)	5/10/22	001-36481

10.16	Cross license agreement dated as of April 1, 2006 by and between Cabot Corporation and the Registrant, as amended.*		Form S-1 (Exhibit 10.17)	4/28/14	333-195523

10.17	Form of indemnification agreement with directors and certain officers. +		Amendment No. 1 to Form S-1 (Exhibit 10.18)	5/14/14	333-195523

10.18	Inducement Agreement, dated as of February 17, 2022, by and among Aspen Aerogels Georgia, LLC, the Development Authority of Bulloch County, the City of Statesboro, and Bulloch County, Georgia.		Form 10-Q (Exhibit 10.1)	5/10/22	001-36481

10.19	PILOT Agreement, dated as of February 17, 2022, by and among Aspen Aerogels Georgia, LLC and the Development Authority of Bulloch County.		Form 10-Q (Exhibit 10.3)	5/10/22	001-36481

10.20

Performance and Accountability Agreement, dated as of February 17, 2022, by and among Aspen Aerogels Georgia, LLC, the Development Authority of Bulloch County, and the Georgia Department of Community Affairs.

			Form 10-Q (Exhibit 10.4)	5/10/22	001-36481

10.21	Securities Purchase Agreement, dated February 15, 2022, by and between the Registrant and Wood River Capital, LLC.		Form 8-K (Exhibit 10.2)	2/17/22	001-36481

10.22	Memorandum of Understanding, dated as of February 17, 2022, by and between Aspen Aerogels Georgia, LLC, the Development Authority of Bulloch County and the Georgia Department of Economic Development.		Form 10-Q (Exhibit 10.2)	5/10/22	001-36481

10.23	Securities Purchase Agreement, dated as of December 19, 2023, by and among Aspen Aerogels, Inc. and the investors identified on the signature pages thereto.		Form 8-K (Exhibit 10.1)	12/20/23	001-36481

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.24	Supply Agreement, dated February 3, 2021, by and between the registrant and Silbond Corporation.*		Form 10-Q (Exhibit 10.1)	5/4/21	001-36481

10.25	Securities Purchase Agreement, dated June 29, 2021, by and between the Registrant and Spring Creek Capital, LLC.		Form 8-K (Exhibit 10.1)	6/30/21	001-36481

10.26	Performance-Based Restricted Stock Agreement, dated as of June 29, 2021, by and between the Registrant and Donald R. Young. +		Form 10-Q (Exhibit 10.3)	8/4/21	001-36481

10.27	Note Purchase Agreement, dated February 15, 2022, by and between the Registrant and Wood River Capital, LLC.		Form 8-K (Exhibit 10.1)	2/17/22	001-36481

10.27.1	Amendment to Note Purchase Agreement, dated November 28, 2022, by and between the Registrant and Wood River Capital, LLC.		Form 8-K (Exhibit 10.12)	11/29/22	001-36481

14.1	Code of Business Conduct and Ethics.	X

21.1	Subsidiaries of the Registrant.	X

23.1	Consent of KPMG LLP.	X

31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.	X

32	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.	X

97	Compensation Recoupment Policy (Amended and Restated Effective June 1, 2023).	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

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

ASPEN AEROGELS, INC.

Date: March 7, 2024	By:	/s/ Donald R. Young
Donald R. Young
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Donald R. Young Donald R. Young	President, Chief Executive Officer and Director (principal executive officer)	March 7, 2024

/s/ Ricardo C. Rodriguez Ricardo C. Rodriguez	Chief Financial Officer and Treasurer (principal financial officer)	March 7, 2024

/s/ Santhosh P. Daniel	Chief Accounting Officer (principal accounting officer)	March 7, 2024
Santhosh P. Daniel

/s/ William P. Noglows William P. Noglows	Chairperson of the Board	March 7, 2024

/s/ Rebecca B. Blalock Rebecca B. Blalock	Director	March 7, 2024

/s/ James E. Sweetnam James E. Sweetnam	Director	March 7, 2024

/s/ Kathleen M. Kool Kathleen M. Kool	Director	March 7, 2024

/s/ Steven R. Mitchell Steven R. Mitchell	Director	March 7, 2024

/s/ Mark L. Noetzel Mark L. Noetzel	Director	March 7, 2024