Form 10-Q
period 2024-06-30
ASPEN AEROGELS INC
filed 2024-08-08
CIK 1145986

Fred

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 7, 2024, the registrant had 77,082,075 shares of common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ASPEN AEROGELS, INC.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2024	2023
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$91,381	$139,723
Restricted cash	394	248
Accounts receivable, net of allowances of $468 and $230	116,928	69,995
Inventories	53,030	39,189
Prepaid expenses and other current assets	26,804	17,176
Total current assets	288,537	266,331
Property, plant and equipment, net	437,973	417,227
Operating lease right-of-use assets	18,671	17,212
Other long-term assets	3,448	2,278
Total assets	$748,629	$703,048
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$57,246	$51,094
Accrued expenses	19,684	22,811
Deferred revenue	3,095	2,316
Finance obligation for sale and leaseback transactions	1,254	—
Operating lease liabilities	2,151	1,874
Total current liabilities	83,430	78,095
Convertible note - related party	121,074	114,992
Finance obligation for sale and leaseback transactions long-term	3,224	—
Operating lease liabilities long-term	23,074	21,906
Total liabilities	230,802	214,993
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.00001 par value; 250,000,000 shares authorized, 77,081,039 and 76,503,151 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	1,176,446	1,161,657
Accumulated deficit	(658,619)	(673,602)
Total stockholders’ equity	517,827	488,055
Total liabilities and stockholders’ equity	$748,629	$703,048

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands, except share and per share data)
Revenue	$117,770	$48,158	$212,271	$93,744
Cost of revenue	66,192	39,751	125,550	80,251
Gross profit	51,578	8,407	86,721	13,493
Operating expenses:
Research and development	4,565	3,964	9,054	8,063
Sales and marketing	9,521	8,127	17,824	15,840
General and administrative	17,506	13,360	34,719	25,542
Impairment of equipment under development	—	—	2,702	—
Total operating expenses	31,592	25,451	64,299	49,445
Income (loss) from operations	19,986	(17,044)	22,422	(35,952)
Other income (expense)
Interest expense, convertible note - related party	(3,043)	(211)	(6,081)	(486)
Interest income (expense)	741	1,832	264	4,219
Total other income (expense)	(2,302)	1,621	(5,817)	3,733
Income (loss) before income tax expense	17,684	(15,423)	16,605	(32,219)
Income tax expense	(866)	—	(1,622)	—
Net income (loss)	$16,818	$(15,423)	$14,983	$(32,219)
Net income (loss) per share:
Basic	$0.22	$(0.22)	$0.20	$(0.47)
Diluted	$0.21	$(0.22)	$0.19	$(0.47)
Weighted-average common shares outstanding:
Basic	76,336,811	69,249,281	76,049,852	69,206,249
Diluted	78,981,383	69,249,281	78,749,199	69,206,249

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Value	Shares	Value
Balance at December 31, 2023	—	$—	76,503,151	$—	$1,161,657	$(673,602)	$488,055
Net loss	—	—	—	—	—	(1,835)	(1,835)
Stock-based compensation expense	—	—	—	—	2,532	—	2,532
Issuance costs from private placement of common stock	—	—	—	—	(28)	—	(28)
Vesting of restricted stock units	—	—	118,289	—	(1,081)	—	(1,081)
Cancellation of restricted stock	—	—	(679,796)	—	2,174	—	2,174
Proceeds from employee stock option exercises	—	—	136,286	—	1,386	—	1,386
Balance at March 31, 2024	—	$—	76,077,930	$—	$1,166,640	$(675,437)	$491,203
Net income	—	—	—	—	—	16,818	16,818
Stock-based compensation expense	—	—	—	—	2,971	—	2,971
Issuance costs from private placement of common stock	—	—	—	—	—	—	-
Issuance of restricted stock awards	—	—	11,388	—	—	—	—
Employee restricted stock awards withheld for tax	—	—	(75,885)	—	(1,810)	—	(1,810)
Vesting of restricted stock units	—	—	3,790	—	(53)	—	(53)
Proceeds from employee stock option exercises	—	—	1,063,816	—	8,698	—	8,698
Balance at June 30, 2024	—	$—	77,081,039	$—	$1,176,446	$(658,619)	$517,827

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Value	Shares	Value
Balance at December 31, 2022	—	$—	69,994,963	$—	$1,075,226	$(627,791)	$447,435
Net loss	—	—	—	—	—	(16,796)	(16,796)
Stock-based compensation expense	—	—	—	—	2,267	—	2,267
Vesting of restricted stock units	—	—	71,643	—	(385)	—	(385)
Proceeds from employee stock option exercises	—	—	2,554	—	21	—	21
Balance at March 31, 2023	—	$—	70,069,160	$—	$1,077,129	$(644,587)	$432,542
Net loss	—	—	—	—	—	(15,423)	(15,423)
Stock-based compensation expense	—	—	—	—	2,710	—	2,710
Issuance of restricted stock	—	—	44,928	—	—	—	—
Vesting of restricted stock units	—	—	2,464	—	(8)	—	(8)
Proceeds from employee stock option exercises	—	—	41,591	—	150	—	150
Balance at June 30, 2023	—	$—	70,158,143	$—	$1,079,981	$(660,010)	$419,971

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$14,983	$(32,219)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	11,772	6,207
Accretion of interest on convertible note - related party	5,620	—
Amortization of convertible note issuance costs	19	18
Amortization of debt discount due to modification of convertible note – related party	443	469
Deferred financing costs written off	1,829	—
Provision for bad debt	140	(72)
Stock-based compensation expense	7,677	4,977
Impairment of property, plant and equipment	6,810	—
Reduction in the carrying amount of operating lease right-of-use assets	1,223	1,405
Changes in operating assets and liabilities:
Accounts receivable	(47,073)	13,255
Inventories	(13,841)	(10,751)
Prepaid expenses and other assets	(12,806)	(6,512)
Accounts payable	17,514	(1,407)
Accrued expenses	(4,957)	(5,331)
Deferred revenue	779	(1,212)
Operating lease liabilities	(1,038)	(1,158)
Net cash used in operating activities	(10,906)	(32,331)
Cash flows from investing activities:
Capital expenditures	(50,690)	(115,390)
Net cash used in investing activities	(50,690)	(115,390)
Cash flows from financing activities:
Proceeds from employee stock option exercises	10,084	171
Proceeds from sale and leaseback transactions	4,982	—
Repayment of finance obligation for sale and leaseback transactions	(504)	—
Payments made for employee restricted stock tax withholdings	(1,134)	(393)
Fees and issuance costs from private placement of common stock	(28)	—
Net cash provided by (used in) financing activities	13,400	(222)
Net decrease in cash, cash equivalents and restricted cash	(48,196)	(147,943)
Cash, cash equivalents and restricted cash at beginning of period	139,971	282,561
Cash, cash equivalents and restricted cash at end of period	$91,775	$134,618
Supplemental disclosures of cash flow information:
Interest paid	$23	$1
Income taxes paid	$—	$—
Supplemental disclosures of non-cash activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,483	$9,879
Capitalized interest	$—	$5,122
Changes in accrued capital expenditures	$(11,362)	$(5,258)

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

Liquidity

During the six months ended June 30, 2024, the Company earned net income of $15.0 million, used $10.9 million of cash in operations and used $50.7 million of cash for capital expenditures. The Company had unrestricted cash and cash equivalents of $91.4 million as of June 30, 2024.

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

In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments that are of a normal recurring nature and necessary for the fair statement of the Company’s financial position as of June 30, 2024 and the results of its operations and stockholders’ equity for the three and six months ended June 30, 2024 and 2023 and the cash flows for the six-month periods then ended. The Company has evaluated subsequent events through the date of this filing.

The Company’s results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or any other period.

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

Restricted Cash

As of June 30, 2024, the Company had $0.4 million of restricted cash to support its outstanding letters of credit.

Concentration of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of accounts receivable. The Company’s customers are primarily insulation distributors, insulation contractors, insulation fabricators and select energy and automotive end-users located throughout the world. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral to secure accounts receivable. The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of accounts receivable. The Company reviews the allowance for doubtful accounts quarterly. During the six months ended June 30, 2024, the Company recorded an increase for estimated customer uncollectible accounts receivable of $0.1 million. During the six months ended June 30, 2023, the Company recorded a reduction for estimated customer uncollectible accounts receivable of less than $0.1 million.

For the six months ended June 30, 2024 and 2023, two customers represented 71% and 42% of total revenue, respectively.

At June 30, 2024, the Company had one customer which accounted for 74% of accounts receivable. At December 31, 2023, the Company had two customers which accounted for 60% and 6% of accounts receivable, respectively.

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

Standards Implemented Since December 31, 2023

The Company has not implemented any accounting standards that had a material impact on its consolidated financial statements during the six months ended June 30, 2024.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. The Company did not have any contracts outstanding at December 31, 2023 and did not enter into any contracts during the six months ended June 30, 2024 that contained a significant financing component.

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

The Company estimates the amount of its sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related revenue is recognized. The Company currently estimates return liabilities using historical rates of return, current quarter credit sales, and specific items of exposure on a contract-by-contract basis. Sales return reserves were approximately $0.3 million and $0.2 million as of June 30, 2024 and December 31, 2023, respectively.

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

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical region and source of revenue:

	Three Months Ended June 30,
	2024			2023
	U.S.	International	Total	U.S.	International	Total
	(In thousands)
Geographical region
Asia	$—	$6,419	$6,419	$—	$9,937	$9,937
Canada	—	3,606	3,606	—	562	562
Europe	—	9,110	9,110	—	9,962	9,962
Latin America	—	33,171	33,171	—	2,265	2,265
U.S.	65,464	—	65,464	25,432	—	25,432
Total revenue	$65,464	$52,306	$117,770	$25,432	$22,726	$48,158

Source of revenue
Energy industrial	$14,141	$22,782	$36,923	$15,241	$20,283	$35,524
Thermal barrier	51,323	29,524	80,847	10,191	2,443	12,634
Total revenue	$65,464	$52,306	$117,770	$25,432	$22,726	$48,158

	Six Months Ended June 30,
	2024			2023
	U.S.	International	Total	U.S.	International	Total
	(In thousands)
Geographical region
Asia	$—	$13,632	$13,632	$—	$21,721	$21,721
Canada	—	5,474	5,474	—	886	886
Europe	—	18,471	18,471	—	15,374	15,374
Latin America	—	49,602	49,602	—	3,889	3,889
U.S.	125,092	—	125,092	51,874	—	51,874
Total revenue	$125,092	$87,179	$212,271	$51,874	$41,870	$93,744

Source of revenue
Energy industrial	$28,174	$37,831	$66,005	$31,745	$37,654	$69,399
Thermal barrier	96,918	49,348	146,266	20,129	4,216	24,345
Total revenue	$125,092	$87,179	$212,271	$51,874	$41,870	$93,744

Contract Balances

The following table presents changes in the Company’s contract liabilities during the six months ended June 30, 2024:

	Balance at December 31, 2023	Additions	Deductions	Balance at June 30, 2024
	(In thousands)
Contract liabilities
Deferred revenue
Energy industrial	$2,316	$5,277	$(4,498)	$3,095
Total contract liabilities	$2,316	$5,277	$(4,498)	$3,095

During the six months ended June 30, 2024, the Company recognized $1.2 million of revenue that was included in deferred revenue as of December 31, 2023.

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

(4) Inventories

Inventories consist of the following:

	June 30,	December 31,
	2024	2023
	(In thousands)
Raw materials	$21,724	$24,735
Work in process	11,273	7,936
Finished goods	20,033	6,518
Total	$53,030	$39,189

(5) Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	June 30,	December 31,	Useful
	2024	2023	life
	(In thousands)
Construction in progress	$327,778	$314,695	—
Buildings	26,879	25,473	30 years
Machinery and equipment	199,286	185,339	3-10 years
Computer equipment and software	9,913	9,495	3 years
Leasehold improvements	24,475	23,514	Shorter of useful life or lease term
Total	588,331	558,516
Accumulated depreciation	(150,358)	(141,289)
Property, plant and equipment, net	$437,973	$417,227

Depreciation expense was $11.8 million and $6.2 million for the six months ended June 30, 2024 and 2023, respectively.

The Company recorded impairment charges of approximately $0.8 million and $6.8 million during the three and six months ended June 30, 2024, respectively, for equipment that will no longer be needed in manufacturing following customer directed engineering changes to a part it manufactures and for other property, plant and equipment that have become obsolete following development of new and more efficient equipment. Refer to Note 9 – Commitments and Contingencies for a discussion of the claim that the Company has submitted with a customer for reimbursement of losses incurred in connection with the customer directed engineering changes. The impairment charges of $6.8 million during the six months ended June 30, 2024 consist of $4.1 million impairment included in cost of revenue and $2.7 million included in impairment of equipment under development on the Company's consolidated statement of operations. There were no impairments of property, plant and equipment during the six months ended June 30, 2023.

The construction in progress balance at June 30, 2024 and December 31, 2023 included engineering designs and construction costs, and capitalized interest totaling $309.0 million and $288.5 million, respectively, for a planned aerogel manufacturing facility in Bulloch County, Georgia. The Company incurred $8.8 million in capitalized interest for the construction in progress in Bulloch County, Georgia. The Company capitalized interest of $0.0 million and $5.1 million for the six months ended June 30, 2024 and 2023, respectively.

(6) Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2024	2023
	(In thousands)
Employee compensation	$11,935	$16,876
Other accrued expenses	7,749	5,935
Total	$19,684	$22,811

(7) Related Party Transactions

Convertible Note

During the year ended December 31, 2022, the Company issued a $100.0 million aggregate principal amount convertible note to Wood River Capital, LLC, an entity affiliated with Koch Disruptive Technologies, LLC (the 2022 Convertible Note), for the planned manufacturing facility in Bulloch County, Georgia. Refer to note 8 for more information.

During the six months ended June 30, 2024, the Company incurred $5.6 million of interest from the 2022 Convertible Note.

Other

The Company had $2.8 million in accounts payable as of December 31, 2023, due to an entity affiliated with Koch Disruptive Technologies, LLC (Koch) for project management service. On March 27, 2024, we entered into a Settlement and Release Agreement with the affiliate of Koch to settle the accounts payable for $1.2 million, which was paid during the three months ended, June 30, 2024.

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

In accordance with ASU 2020-06, the 2022 Convertible Note is accounted for as a single unit of account and consists of the following:

	June 30,	December 31,
	2024	2023
	(In thousands)
Convertible note, principal	$100,000	$100,000
Payment in-kind	23,938	18,318
Discount on convertible note, net of accumulated amortization	(2,766)	(3,209)
Debt issuance costs, net of accumulated amortization	(98)	(117)
Convertible note	$121,074	$114,992

The Company estimated the fair value of the 2022 Convertible Notes is approximately $128.2 million as of June 30, 2024. However, as the Company has not elected to utilize the fair value option, it is carried at amortized cost of $121.1 million.

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

The Company elected to repay the contractual interest due on June 30, 2022, December 30, 2022, June 30, 2023, December 30, 2023, and June 30, 2024 in-kind as an increase to the principal amount of $2.9 million, $4.9 million, $5.1 million, $5.4 million, and $5.6 million, respectively. The contractual interest attributable to the 2022 Convertible Note was recorded as an addition to the convertible note – related party balance on the condensed consolidated balance sheets.

Debt issuance costs, net of accumulated amortization is $0.1 million as of June 30, 2024. The effective interest rate approximated the contract interest rate for the six months ended June 30, 2024. The Company amortized $1.3 million of the $4.1 million discount on the convertible note as of June 30, 2024 utilizing an effective interest rate of 10.7%.

Conversion Rights

On November 28, 2022, the Company entered into an amendment to the 2022 Convertible Note to reduce the initial Conversion Price by $5.00 per share from $34.936625 per share to $29.936625 per share, by increasing the initial Conversion Rate from 28.623257 shares per $1,000 of Capitalized Principal Amount to 33.400100 shares per $1,000 of Capitalized Principal Amount under the Convertible Note. Accordingly, the 2022 Convertible Note is convertible at the option of the holder at any time prior to the business day immediately preceding the maturity date at an initial conversion rate of 33.400100 shares of the Company’s common stock per $1,000 of capitalized principal. The effective conversion price is approximately $29.936625 per share (the Conversion Price). The Conversion Price is subject to adjustment upon the occurrence of certain dilutive events such as stock splits and combinations, stock dividends, mergers and spin-off. As of June 30, 2024, 4,139,542 shares of the Company’s common stock were issuable upon conversion of the 2022 Convertible Note. The Company has the right to settle conversions in shares of common stock, cash, or any combination thereof. If the closing price per share of the Company’s common stock on the New York Stock Exchange is at least 130% of the Conversion Price for 20 consecutive trading days, the Company may elect to convert the principal and accrued interest owing under the Notes, plus a make-whole amount equal to the sum of the present values of the remaining interest payments that would have otherwise been payable from the date of such conversion, redemption or repurchase, as applicable, through maturity (the Make-Whole Amount), into the Company’s common stock at the Conversion Price.

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

Embedded Derivatives

The Company determined that the Make-Whole feature of the 2022 Convertible Note requires bifurcation in accordance with Accounting Standards Codification 815, Derivatives and Hedging (ASC 815). Accordingly, the Company must separately account for the feature at fair value with changes in fair value reported in current period earnings. The fair value of the Make-Whole was determined to be immaterial as of February 18, 2022 and June 30, 2024.

(9) Commitments and Contingencies

Cloud Computing Agreement

The Company is party to a cloud computing agreement that is a service contract for enterprise resource planning software. During the quarter ended June 30, 2024, the amortization period was adjusted to three years. The capitalized implementation costs are classified on the consolidated balance sheets as follows:

	June 30,	December 31,
	2024	2023
	(In thousands)
Cloud computing costs included in other current assets	$994	$420
Cloud computing costs included in other assets	2,159	1,590
Amortization of cloud computing costs	(1,016)	(662)
Total capitalized cloud computing costs	$2,137	$1,348

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

Charges for Engineering Change

In January 2024, the Company was notified by a customer of an engineering change to one of the parts the Company manufactures for that customer to enable incremental productivity and support a set of broader system level changes that could drive higher demand for its parts. The Company has submitted a preliminary claim to the customer for reimbursement for estimated inventory and equipment losses incurred by the Company and its vendors due to potential obsolescence. The customer’s ordinary course process is to audit the claim to determine the proposed reimbursable amount. In connection with the same, during the three months ended March 31, 2024, the Company recognized a charge of $6.8 million, net of contractual recoverable of $1.9 million, in cost of revenues for inventory obsolescence and impairment of equipment. During the three months ended June 30, 2024, the customer approved reimbursement of parts of the claim totaling $4.2 million for equipment losses incurred by the Company and its vendors, which is recognized as an offset to the charge the Company recognized in the three months ended, March 31, 2024 in cost of revenues. The Company expects the matter to be concluded in the third quarter of 2024.

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

Purchase Commitments

As of June 30, 2024, the Company had purchase commitments of approximately $243.2 million, which included capital commitments of $185.7 million. Purchase commitments related to capital expenditures are anticipated to be spent over the next three years, while the Company's remaining purchase commitments are anticipated to be spent throughout 2024.

Purchase obligations relate primarily to open purchase orders for capital expenditures, inventories, and goods and services. Purchase obligations are entered into with various vendors in the normal course of business and are consistent with the Company's expected requirements.

Warranty

The Company offers warranties to its customers depending upon the specific product.

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

The Company recorded warranty reserves related to its thermal barrier products of $0.7 million during the six months ended June 30, 2024 and less than $0.1 million during the six months ended June 30, 2023.

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

Maturities of operating lease liabilities as of June 30, 2024 are as follows:

Year	Operating Leases
(In thousands)
2024 (excluding the six months ended June 30, 2024)	$2,478
2025	5,045
2026	4,697
2027	4,437
2028	4,599
Thereafter	19,338
Total lease payments	40,594
Less imputed interest	(15,369)
Total lease liabilities	$25,225

The Company incurred operating lease costs of $2.7 million and $2.6 million during the six months ended June 30, 2024 and 2023, respectively. Cash payments related to operating lease liabilities were $2.6 million and $2.3 million during the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, the weighted average remaining lease term for operating leases was 8.4 years. As of June 30, 2024, the weighted average discount rate for operating leases was 12.1%.

As of June 30, 2024, the Company had no additional operating real estate or equipment leases that would commence during 2024.

Sale and leaseback transaction

In January 2024, the Company entered into a sale and leaseback arrangement, pursuant to which the Company sold certain equipment to an equipment leasing company for a one-time cash payment of $5.0 million and leased back such equipment from the leasing company. The transaction was considered as a failed sale and leaseback transaction and accordingly, was accounted as a financing transaction. The Company did not recognize a gain on any of the proceeds received from the lessor that contractually constitute payments to acquire the assets subject to these arrangements. Instead, the sale proceeds received were accounted for as finance obligations. The outstanding finance obligation balance as of June 30, 2024 was $4.5 million. The monthly lease rents will be paid over the term of three years and will be allocated between interest expense and principal repayment of the financial liability.

(11) Stock based compensation

During the six months ended June 30, 2024, the Company granted 242,279 restricted common stock units (RSUs) with an aggregate grant date fair value of $4.0 million and non-qualified stock options (NSOs) to purchase 569,301 shares of common stock with an aggregate grant date fair value of $6.4 million to employees under its equity incentive plans. The RSUs and NSOs granted to employees will typically vest over a three-year period.

During the six months ended June 30, 2024, the Company also granted 11,388 shares of restricted common stock with a grant date fair value of $0.3 million and NSOs to purchase 9,942 shares of common stock with a grant date fair value of $0.2 million to its non-employee directors under the 2023 Equity Plan. The RSUs and NSOs granted to non-employee directors will typically vest over a one-year period.

Stock-based compensation is included in cost of revenue or operating expenses, as applicable, and consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Cost of product revenue	$198	$193	$359	$327
Research and development expenses	279	225	703	255
Sales and marketing expenses	463	418	785	732
General and administrative expenses	2,031	1,874	5,830	3,663
Total stock-based compensation	$2,971	$2,710	$7,677	$4,977

The 2023 Equity Plan was approved by stockholders at the Company’s annual meeting of stockholders on June 1, 2023 as the successor to the Company’s 2014 Employee, Director and Consultant Equity Incentive Plan (the 2014 Equity Plan), and no further awards may be made under the 2014 Equity Plan after that date. As of June 30, 2024, 5,533,077 shares of common stock were reserved for issuance upon the exercise or vesting of outstanding stock-based awards granted under the Company’s equity incentive plans. Any cancellations or forfeitures of awards outstanding under the 2023 Equity Plan, the 2014 Equity Plan or the 2001 Equity Incentive Plan, as amended (the 2001 Equity Plan) will result in the shares reserved for issuance pursuant to such awards becoming available for grant under the 2023 Equity Plan. As of June 30, 2024, the Company has either reserved in connection with statutory tax withholdings or issued a total of 5,491,916 shares under the Company’s equity incentive plans. As of June 30, 2024, there were 2,097,001 shares of common stock available for future grant under the 2023 Equity Plan.

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

(12) Net Income (Loss) Per Share

The computation of basic and diluted net income (loss) per share consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands, except share and per share data)
Numerator:
Net income (loss)	$16,818	$(15,423)	$14,983	$(32,219)
Denominator:
Weighted average shares outstanding, basic	76,336,811	69,249,281	76,049,852	69,206,249
Weighted average shares outstanding, diluted	78,981,383	69,249,281	78,749,199	69,206,249
Net income (loss) per share, basic	$0.22	$(0.22)	$0.20	$(0.47)
Net income (loss) per share, diluted	$0.21	$(0.22)	$0.19	$(0.47)

Potentially dilutive common shares that were excluded from the computation of diluted net loss per share because they were anti-dilutive consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Common stock options	92,049	4,910,478	156,436	4,910,478
Restricted common stock units	40,064	580,939	2,582	580,939
Restricted common stock awards	—	889,366	943	889,366
Convertible note, if converted	4,139,542	3,772,608	4,139,542	3,772,608
Total	4,271,655	10,153,391	4,299,503	10,153,391

As the Company incurred net income for the three and six months ended June 30, 2024 and a loss for the three and six months ended June 30, 2023, the potential dilutive shares from common stock options, restricted common stock units, restricted common stock awards, and the convertible note were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented. The Company excludes the shares issued in connection with restricted stock awards from the calculation of basic weighted average common shares outstanding until the restrictions lapse.

(13) Income Taxes

The Company incurred net operating income for the three and six months ended June 30, 2024. The Company incurred net operating losses and recorded a full valuation allowance against net deferred tax assets for all prior periods. Accordingly, the Company has not recorded a provision for federal or state income taxes for the three and six months ended June 30, 2024. The Company has provided $0.9 million of income tax expense related to its Mexican maquiladora operations for the three months ended June 30, 2024.The Company has provided $1.6 million of income tax expense related to its Mexican maquiladora operations for the six months ended June 30, 2024.

(14) Segment Information

Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision maker in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Company’s chief operating decision maker reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire Company. The Company reports two segments: Energy Industrial and Thermal Barrier. The Company evaluates segment performance based on the segment profit (loss) before corporate expenses.

Summarized below are the Revenue and Segment Operating Profit for each reporting segment:

	Revenue		Segment Operating Profit (Loss)		Revenue		Segment Operating Profit (Loss)
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
	(In thousands)				(In thousands)
Energy industrial	$36,923	$35,524	$15,455	$9,540	$66,005	$69,399	$27,017	$18,421
Thermal barrier	80,847	12,634	36,123	(1,133)	146,266	24,345	59,704	(4,928)
Total	$117,770	$48,158	$51,578	$8,407	$212,271	$93,744	$86,721	$13,493
Corporate expenses			31,592	25,451			64,299	49,445
Operating profit (loss)			19,986	(17,044)			22,422	(35,952)
Other (expense) income, net			(2,302)	1,621			(5,817)	3,733
Income tax expense			(866)	-			(1,622)	-
Net income (loss)			$16,818	$(15,423)			$14,983	$(32,219)

	Total Assets
	June 30,	December 31,
	2024	2023
	(In thousands)
Energy industrial	$96,861	$93,168
Thermal barrier	183,293	118,565
Total assets of reportable segments	280,154	211,733
Construction in progress	327,778	314,678
All other corporate assets	140,697	176,637
	$748,629	$703,048

(15) Subsequent Events

The Company has evaluated subsequent events through August 8, 2024, the date of issuance of the consolidated financial statements for the three and six months ended June 30, 2024.

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

We have entered into production contracts with certain major OEMs, including General Motors LLC (“GM”), to supply fabricated, multi-part thermal barriers for use in the battery system of its next-generation EVs. Pursuant to the contracts with GM, we are obligated to supply the barriers at fixed annual prices and at volumes to be specified by the customer up to a daily maximum quantity through the term of the agreements, which expire at various times from 2026 through 2034. While GM has agreed to purchase its requirement for the barriers from us at locations to be designated from time to time, it has no obligation to purchase any minimum quantity of barriers under the contracts. In addition, GM may terminate the contracts any time and for any or no reason. All other terms of the contracts are generally consistent with GM’s standard purchase terms, including quality and warranty provisions customary in the automotive industry. We have also entered into production contracts with Toyota, Scania, Audi, a luxury brand of the Volkswagen Group, ACC, a battery cell joint venture between Stellantis N.V, Saft-TotalEnergies and Mercedes-Benz, and a large EU battery manufacturer to supply a next generation vehicle platform of a major EU luxury sports car brand.

Energy Industrial

We also design, develop and manufacture innovative, high-performance aerogel insulation used primarily in the energy industrial and sustainable insulation materials markets. We believe our aerogel blankets deliver the best thermal performance of any widely used insulation product available on the market today and provide a combination of performance attributes unmatched by traditional insulation materials. Our end-user customers select our products where thermal performance is critical and to save money, improve resource efficiency, enhance sustainability, preserve operating assets and protect workers. Our insulation is used by oil producers and the owners and operators of refineries, petrochemical plants, LNG facilities, power generating assets and other energy industrial companies. Our Pyrogel® and Cryogel® product lines have undergone rigorous technical validation by industry leading end-users and achieved significant market adoption.

We also derive revenue from a number of other end markets. Customers in these markets use our products for applications as diverse as military and commercial aircraft, trains, buses, appliances, apparel, footwear and outdoor gear. As we continue to enhance our Aerogel Technology Platform®, we believe we will have additional opportunities to address high-value applications in the global insulation market, and in a number of new, high-value markets, including hydrogen energy, filtration, water purification, and gas sorption.

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

Recent Developments

We announced that the U.S. Department of Energy ("DOE") Loan Programs Office invited us into the formal due diligence and term sheet negotiation stage of the process, which is one in several steps remaining in the due diligence process prior to the DOE making a decision on whether to issue a Conditional Commitment for a loan. This loan application is in connection with the construction of our planned second manufacturing plant in Bulloch County, Georgia. In June 2024, after a public notice period, the Department of Energy released a Final Environmental Assessment and issued a “Finding of No significant Impact.” The DOE’s finding and the DOE's continued evaluation of the application is not an assurance that the terms and conditions of a term sheet will be consistent with terms proposed by the applicant. The foregoing matters are wholly dependent on the results of DOE review and evaluation, and DOE's determination whether to proceed. While the DOE's invitation to the formal due diligence stage and subsequent finding is not an assurance that the DOE will issue a loan, we remain deeply engaged with the Loan Programs Office and its advisors and continue to believe that we are a strong candidate to partner with the DOE Loan Programs Office in this program.

Financial Summary

Our revenue for the six months ended June 30, 2024 was $117.8 million, which represented an increase of $69.6 million, or 145%, from $48.2 million for the six months ended June 30, 2023. Net income for the six months ended June 30, 2024 was $16.8 million and net income per share was $0.22. Net loss for the six months ended June 30, 2023 was $32.2 million and net loss per share was $0.47.

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

The following table presents a reconciliation of net income (loss), the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)
Net income (loss)	$16,818	$(15,423)	$14,983	$(32,219)
Depreciation and amortization	5,986	3,503	11,772	6,207
Stock-based compensation(1)	2,971	2,710	7,677	4,977
Other expense (income)	2,302	(1,621)	5,817	(3,733)
Income tax expense	866	-	1,622	-
Adjusted EBITDA	$28,943	$(10,831)	$41,871	$(24,768)

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

We expect to maintain strong revenue growth during 2024 driven by accelerating demand in the EV market and continued market share gains in the sustainable insulation materials market. Our expectation to maintain strong revenue growth is based, in part, on our OEM customers’ production volume forecasts and targets as well as our expectation to successfully scale our manufacturing capabilities and address any potential supply chain issues to meet this expected demand. As a result, we expect to experience a decrease in both net loss and negative Adjusted EBITDA during 2024, compared to 2023.

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

Manufacturing expense is also a significant component of cost of revenue. Manufacturing expense includes labor, utilities, maintenance expense, and depreciation on manufacturing assets. Manufacturing expense also includes stock-based compensation of manufacturing employees and shipping costs. We expect that manufacturing expense will increase in absolute dollars and decrease as a percentage of revenue during 2024 due to increased staffing costs and spending levels in support of our thermal barrier business, including the operation of an automated fabrication facility in Monterrey, Mexico.

We are also continuing to monitor the impact on our material costs, manufacturing expense, and cost of product revenue from engaging one or more external manufacturing facilities in China to supply our aerogel products for the energy industrial market beginning in 2024. We expect that our energy industrial product material costs will increase in absolute dollars and as a percentage of revenue, and manufacturing expense and cost of revenue will decrease as a percentage of revenue due to projected volume growth, which will be manufactured through the external manufacturing facility.

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

Provision for Income Taxes

We have incurred annual net losses since inception and have not recorded benefit provisions for U.S. federal income taxes or state income taxes since the tax benefits of our net losses have been offset by valuation allowances due to the uncertainty associated with the utilization of net operating loss carryforwards. We record tax expenses in connection with our Mexican maquiladora operations.

Results of Operations

Three months ended June 30, 2024 compared to the three months ended June 30, 2023

The following tables set forth a comparison of the components of our results of operations for the periods presented:

Revenue

	Three Months Ended June 30,
	2024		2023		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Revenue:
Energy industrial	$36,923	31%	$35,524	74%	$1,399	4%
Thermal barrier	80,847	69%	12,634	26%	68,213	540%
Total revenue	$117,770	100%	$48,158	100%	$69,612	145%

Total revenue increased $69.6 million, or 145%, to $117.8 million for the three months ended June 30, 2024 from $48.2 million in the comparable period in 2023. The increase in total revenue was the result of an increase in thermal barrier revenue and energy industrial revenue.

Energy industrial revenue increased by $1.4 million, or 4%, to $36.9 million for the three months ended June 30, 2024 from $35.5 million in the comparable period in 2023. This increase was driven by an increase in revenue to the global petrochemical and refinery markets of Latin America, Europe, and North America, offset in part by a decrease in project-based demand in the subsea market and a less favorable mix of product shipments in the global petrochemical and refinery markets in Asia.

Energy industrial revenue for the three months ended June 30, 2024 included $6.0 million to a North American distributor, in comparison to $8.6 million for the comparable period of 2023.

The average selling price per square foot of our energy industrial products increased by 13% for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase in average selling price reflected the impact of price increases enacted in 2023 and a change in the mix of products sold, as we strive to maximize capacity in our aerogel manufacturing facility. This increase in average selling price had the effect of increasing product revenue by $4.1 million for the three months ended June 30, 2024 from the comparable period in 2023.

In volume terms, energy industrial product shipments decreased by 8% as measured by square feet of our energy industrial products shipped for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease in volume had the effect of decreasing product revenue by $2.8 million for the three months ended June 30, 2024 from the comparable period in 2023.

Thermal barrier revenue was $80.8 million for the three months ended June 30, 2024 as compared to $12.6 million for the three months ended June 30, 2023. During the three months ended June 30, 2024 and 2023, thermal barrier revenue included $76.9 million and $9.8 million, respectively, to a major U.S. automotive OEM.

Cost of Revenue

	Three Months Ended June 30,
	2024		2023		Change
		Percentage of Related		Percentage of Related
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	($ in thousands)
Cost of revenue:
Energy industrial	$21,468	58%	$25,984	73%	$(4,516)	(17)%
Thermal barrier	44,724	55%	13,767	109%	30,957	225%
Total cost of revenue	$66,192	56%	$39,751	83%	$26,441	67%

Total cost of revenue increased $26.4 million, or 67%, to $66.2 million for the three months ended June 30, 2024 from $39.8 in the comparable period in 2023. The increase in total cost of revenue was the result of an increase in thermal barrier cost of revenue, offset by a decrease in energy industrial cost of revenue.

Energy industrial cost of revenue decreased $4.5 million, or 17%, to $21.5 million for the three months ended June 30, 2024 from $26.0 million in the comparable period in 2023, primarily due to a decrease in the volume of products shipped. The $4.5 million decrease was the result of an $8.4 million decrease in manufacturing and other operating costs due to lower volume of products manufactured at our plant, offset in part by a $3.9 million increase in material costs due to the manufacturing of products through the external manufacturing facility.

Thermal barrier cost of revenue increased $30.9 million to $44.7 million for the three months ended June 30, 2024 as compared to $13.8 million for the three months ended June 30, 2023. The $30.9 million increase was the result of a $27.4 million increase in material costs and a $3.5 million increase in manufacturing costs, primarily driven by an increase in volume. Thermal barrier cost of revenue includes a credit of $4.2 million for a partial reimbursement of costs related to the impact from an engineering change notified by a customer to a part that we manufacture for that customer to enable incremental productivity and support a set of broader system-level changes that could drive higher demand for its products. During the three months ended March 31, 2024, we had recognized a $6.8 million charge, net of contractual recoverable of $1.9 million, in cost of revenues for inventory obsolescence and impairment of equipment incurred by us and our vendors. We had submitted a preliminary claim to the customer for reimbursement of the losses incurred by us and our vendors. The customer’s ordinary course process is to audit the claim to determine the proposed reimbursable amount. We expect the matter to be concluded in the third quarter of 2024.

Gross Profit

	Three Months Ended June 30,
	2024		2023		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Gross profit:
Energy industrial	$15,455	42%	$9,540	27%	$5,915	62%
Thermal barrier	36,123	45%	(1,133)	(9)%	37,256	3288%
Total gross profit	$51,578	44%	$8,407	17%	$43,171	514%

Gross profit increased by $43.2 million, or 514%, to $51.6 million for the three months ended June 30, 2024 from $8.4 million in the comparable period in 2023. The increase in gross profit was the result of the $69.6 million increase in total revenue, offset by the $26.4 million increase in total cost of revenue.

Research and Development Expenses

	Three Months Ended June 30,
	2024		2023		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Research and development expenses	$4,565	4%	$3,964	8%	$601	15%

Research and development expenses increased by $0.6 million, or 15%, to $4.6 million for the three months ended June 30, 2024 from $4.0 million in the comparable period in 2023. The $0.6 million increase reflects increases in compensation and related costs of $0.6 million.

Research and development expenses as a percentage of total revenue decreased to 4% of total revenue for the three months ended June 30, 2024 from 8% in the comparable period in 2023.

Sales and Marketing Expenses

	Three Months Ended June 30,
	2024		2023		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Sales and marketing expenses	$9,521	8%	$8,127	17%	$1,394	17%

Sales and marketing expenses increased by $1.4 million, or 17%, to $9.5 million for the three months ended June 30, 2024 from $8.1 million in the comparable period in 2023. The $1.4 million increase was principally the result of increases in compensation and related costs of $1.3 million, and depreciation and facility related expenses of $0.4 million, offset in part by a decrease in professional fees of $0.3 million.

Sales and marketing expenses as a percentage of total revenue decreased to 8% of total revenue for the three months ended June 30, 2024 from 17% in the comparable period in 2023.

General and Administrative Expenses

	Three Months Ended June 30,
	2024		2023		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
General and administrative expenses	$17,506	15%	$13,360	28%	$4,146	31%

General and administrative expenses increased by $4.1 million, or 31%, to $17.5 million for the three months ended June 30, 2024 from $13.4 million in the comparable period in 2023. The $4.1 million increase was the result of increases in compensation and related costs combined with additional staffing costs of $1.3 million, insurance costs of $1.0 million, foreign currency transaction losses of $0.8 million, utilities expenditures of $0.5 million, recruiting and training of $0.3 million, and other expenses of $0.2 million.

General and administrative expenses as a percentage of total revenue decreased to 15% for the three months ended June 30, 2024 from 28% in the comparable period in 2023.

Other Income (Expense), net

	Three Months Ended June 30,
	2024		2023		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Interest income (expense):
Interest (expense), related party	$(3,043)	(3)%	$(211)	(0)%	$(2,832)	1342%
Interest income (expense), net	741	1%	1,832	4%	(1,091)	(60)%
Total interest income (expense), net	$(2,302)	(2)%	$1,621	3%	$(3,923)	(242)%

Other income (expense), net decreased by $3.9 million to $2.3 million of other expense for the three months ended June 30, 2024 from $1.6 million of other income in the comparable period in 2023. The $3.9 million decrease was the result of a $2.6 million net impact of capitalized interest relating to our Convertible Note in the comparable period in 2023, a $0.7 million decrease of interest income, and a $0.6 million increase of interest expense.

Income Tax Expense

	Three Months Ended June 30,
	2024		2023		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Income tax expense	$866	1%	$—	0%	$866	NM

The $0.9 million of income tax expense for the three months ended June 30, 2024 is related to our maquiladora operations in Mexico. We did not incur income tax expense for the comparable period in 2023.

Results of Operations

Six months ended June 30, 2024 compared to the six months ended June 30, 2023

The following tables set forth a comparison of the components of our results of operations for the periods presented:

Revenue

	Six Months Ended June 30,
	2024		2023		Change
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	($ in thousands)
Revenue:
Energy industrial	$66,005	31%	$69,399	74%	$(3,394)	(5)%
Thermal barrier	146,266	69%	24,345	26%	121,921	501%
Total revenue	$212,271	100%	$93,744	100%	$118,527	126%

Total revenue increased $118.5 million, or 126%, to $212.2 million for the six months ended June 30, 2024 from $93.7 million in the comparable period in 2023. The increase in total revenue was the result of an increase in thermal barrier revenue, offset by a decrease energy industrial revenue.

Energy industrial revenue decreased by $3.4 million, or 5%, to $66.0 million for the six months ended June 30, 2024 from $69.4 million in the comparable period in 2023. This decrease was driven by a decrease in revenue to the global petrochemical and refinery markets of Asia and North America, offset in part by by an increase in project-based demand in the subsea market and a more favorable mix of product shipments in the global petrochemical and refinery markets in Latin America and Europe.

Energy industrial revenue for the six months ended June 30, 2024 included $13.5 million to a North American distributor, in comparison to $19.5 million for the comparable period of 2023.

The average selling price per square foot of our energy industrial products increased by 15% for six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase in average selling price reflected the impact of price increases enacted in 2023 and a change in the mix of products sold, as we strive to maximize capacity in our aerogel manufacturing facility. This increase in average selling price had the effect of increasing product revenue by $8.5 million for the six months ended June 30, 2024 from the comparable period in 2023.

In volume terms, energy industrial product shipments decreased by 17% as measured by square feet of our energy industrial products shipped for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease in volume had the effect of decreasing product revenue by $11.8 million for the six months ended June 30, 2024 from the comparable period in 2023.

Thermal barrier revenue was $146.2 million for the six months ended June 30, 2024 as compared to $24.3 million for the six months ended June 30, 2023. During the six months ended June 30, 2024 and 2023, thermal barrier revenue included $137.5 million and $24.3 million, respectively, to a major U.S. automotive OEM.

Cost of Revenue

	Six Months Ended June 30,
	2024		2023		Change
		Percentage of Related		Percentage of Related
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	($ in thousands)
Cost of revenue:
Energy industrial	$38,988	59%	$50,978	73%	$(11,990)	(24)%
Thermal barrier	86,562	59%	29,273	120%	57,289	196%
Total cost of revenue	$125,550	59%	$80,251	86%	$45,299	56%

Total cost of revenue increased $45.3 million, or 56%, to $125.6 million for the six months ended June 30, 2024 from $80.3 in the comparable period in 2023. The increase in total cost of revenue was the result of an increase in thermal barrier cost of revenue, offset by a decrease in energy industrial cost of revenue.

Energy industrial cost of revenue decreased $12.0 million, or 24%, to $39.0 million for the six months ended June 30, 2024 from $51.0 million in the comparable period in 2023, primarily due to a decrease in the volume of products shipped. The $12.0 million decrease was the result of a $0.9 million decrease in material costs due to change in the product mix and a $11.1 million decrease in manufacturing and other operating costs from the comparable period in 2023.

Thermal barrier cost of revenue increased $57.3 million to $86.6 million for the six months ended June 30, 2024 as compared to $29.3 million in the comparable period in 2023. The $57.3 million increase was the result of a $41.7 million increase in material costs and a $15.6 million increase in manufacturing costs, primarily driven by an increase in volume. Thermal barrier cost of revenue includes a charge of $6.8 million, net of contractual recoverable of $1.9 million, recognized during the three months ended March 31, 2024, for estimated costs related to impact from an engineering change notified by a customer to a part that we manufacture for that customer to enable incremental productivity and support a set of broader system level changes that could drive higher demand for its products. We have submitted a preliminary claim to the customer for reimbursement for estimated inventory and equipment losses incurred by us and our vendors due to potential obsolescence. The customer’s ordinary course process is to audit the claim to determine the proposed reimbursable amount. During the three months ended June 30, 2024, the customer approved reimbursement of portions of the claim totaling $4.2 for equipment losses incurred by us and our vendors which is recognized as an offset to the charge we recognized in the three months ended, March 31, 2024. We expect the matter to be concluded in the third quarter of 2024.

Gross Profit

	Six Months Ended June 30,
	2024		2023		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Gross profit:
Energy industrial	$27,017	41%	$18,421	27%	$8,596	47%
Thermal barrier	59,704	41%	(4,928)	(20)%	64,632	1312%
Total gross profit (loss)	$86,721	41%	$13,493	14%	$73,228	543%

Gross profit increased by $73.2 million, or 543%, to $86.7 million for the six months ended June 30, 2024 from $13.5 million of gross profit in the comparable period in 2023. The increase in gross profit was the result of the $118.5 million increase in total revenue, offset by the $45.3 million increase in total cost of revenue.

Research and Development Expenses

	Six Months Ended June 30,
	2024		2023		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Research and development expenses	$9,054	4%	$8,063	9%	$991	12%

Research and development expenses increased by $1.0 million, or 12%, to $9.1 million for the six months ended June 30, 2024 from $8.1 million in the comparable period in 2023. The $1.0 million increase reflects increases in compensation and related costs of $0.6 million, depreciation and facility related expenses of $0.3 million, and other expenses of $0.1 million.

Research and development expenses as a percentage of total revenue decreased to 4% of total revenue for the six months ended June 30, 2024 from 9% in the comparable period in 2023.

Sales and Marketing Expenses

	Six Months Ended June 30,
	2024		2023		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Sales and marketing expenses	$17,824	8%	$15,840	17%	$1,984	13%

Sales and marketing expenses increased by $2.0 million, or 13%, to $17.8 million for the six months ended June 30, 2024 from $15.8 million in the comparable period in 2023. The $2.0 million increase was principally the result of increases in compensation and related costs of $1.4 million, depreciation and facility related expenses of $0.8 million, and other expenses of $0.1 million, offset in part by a decrease in professional fees of $0.3 million.

Sales and marketing expenses as a percentage of total revenue decreased to 8% of total revenue for the six months ended June 30, 2024 from 17% in the comparable period in 2023.

General and Administrative Expenses

	Six Months Ended June 30,
	2024		2023		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
General and administrative expenses	$34,719	16%	$25,542	27%	$9,177	36%

General and administrative expenses increased by $9.2 million, or 36%, to $34.7 million for the six months ended June 30, 2024 from $25.5 million in the comparable period in 2023. The $9.2 million increase was the result of additional staffing costs combined with increases in compensation and related costs of $4.8 million, foreign currency transaction losses of $1.4 million, insurance costs of $1.2 million, utilities expenditures of $1.0 million, legal costs of $0.5 million, and recruiting and training of $0.3 million. Compensation and related costs include $2.0 million of charge from the cancellation of the unearned performance-based restricted shares.

General and administrative expenses as a percentage of total revenue decreased to 16% for the six months ended June 30, 2024 from 27% in the comparable period in 2023.

Impairment of Equipment Under Development

The $2.7 million impairment of equipment under development was the result of a charge for impairment of assets due to obsolescence following development of new and more efficient equipment.

Other Income (Expense), net

	Six Months Ended June 30,
	2024		2023		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Interest income (expense):
Interest (expense), related party	$(6,081)	(3)%	$(486)	(1)%	$(5,595)	1,151%
Interest income (expense), net	264	0%	4,219	5%	(3,955)	(94)%
Total interest income (expense), net	$(5,817)	(3)%	$3,733	4%	$(9,550)	(256)%

Other income (expense), net decreased by $9.5 million to $5.8 million of other expense for the six months ended June 30, 2024 from $3.7 million of other income in the comparable period in 2023. The $9.5 million decrease was the result of a $5.1 million net impact of capitalized interest relating to our Convertible Note in the comparable period in 2023, $1.7 million of deferred financing costs related to the GM Loan Agreement for which the draw down date has expired, a $1.7 million decrease of interest income, and a $1.0 million increase of interest expense.

Income Tax Expense

	Six Months Ended June 30,
	2024		2023		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Income tax expense	$1,622	1%	$—	0%	$1,622	NM

The $1.6 million of income tax expense for the six months ended June 30, 2024 is related to our maquiladora operations in Mexico. We did not incur income tax expense for the comparable period in 2023.

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

We believe that our June 30, 2024 cash and cash equivalents balance of $91.4 million will be sufficient to support current operating requirements, current research and development activities and the initial capital expenditures required to support the evolving commercial opportunities in the EV market and other strategic business opportunities.

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

Primary Sources of Liquidity

Our principal sources of liquidity are currently our cash and cash equivalents. Cash and cash equivalents consist primarily of cash, money market accounts, and sweep accounts on deposit with banks. As of June 30, 2024, we had $91.4 million of unrestricted cash and cash equivalents.

Analysis of Cash Flow

Net Cash Used in Operating Activities

During the six months ended June 30, 2024, we used $10.9 million in net cash in operating activities, as compared to the use of $32.3 million in net cash during the comparable period in 2023, a decrease in the use of cash of $21.4 million. This decrease in use of cash was the result of net income adjusted for non-cash items of $69.7 million offset by net cash used by changes in operating assets and liabilities of $48.3 million.

During the six months ended June 30, 2023, we used $32.3 million in net cash in operating activities, as compared to the use of $32.9 million in net cash during the comparable period in 2022, a decrease in the use of cash of $0.6 million. This decrease in use of cash was the result of cash provided by net loss adjusted for non-cash items of $12.4 million and net cash used by changes in operating assets and liabilities of $11.8 million.

Net Cash Used in Investing Activities

Net cash used in investing activities is for capital expenditures for machinery and equipment principally to improve the throughput, efficiency and capacity of our East Providence facility, expansion of our automated fabrication facility in Mexico and engineering designs and construction costs for the planned aerogel manufacturing facility in Bulloch County, Georgia. Net cash used in investing activities for the six months ended June 30, 2024 and 2023 was $50.7 million and $115.4 million, respectively.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 totaled $13.4 million and consisted of $5.0 million in proceeds from a sales leaseback and $10.1 million in proceeds from employee stock option exercises, offset by $1.1 million in cash used for payments made for employee tax withholdings associated with the vesting of restricted stock units, $0.5 million in repayments of a sales leaseback, and less than $0.1 million in cash used for fees and issuance costs.

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

Certain Factors That May Affect Future Results of Operations

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors, which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about: the expected future growth of the market for our aerogel products and our continued gain in market share, in particular in the electric vehicle market, the energy infrastructure insulation market, the lithium-ion battery thermal barrier markets, and other markets we target; our beliefs in the appropriateness of our assumptions, the accuracy of our estimates regarding expenses, loss contingencies, future revenues, revenue capacity, future profits, uses of cash, available credit, capital requirements, and the need for additional financing to operate our business and for capital expenditures and to fund our planned strategic business initiatives; the performance of our aerogel blankets; our expectation that we will be successful in obtaining, enforcing and defending our patents against competitors and that such patents are valid and enforceable; our expectations regarding the investment to open a second manufacturing facility in Georgia, the extended construction and commissioning timeframe for the planned second manufacturing facility, our efforts to manage the construction of the second plant to align with our expectations of demand from EV customers; our estimates of annual production capacity; beliefs about the commercial potential for our technology in the electric vehicle market; beliefs about our ability to produce and deliver products to electric vehicle customers; beliefs about our contracts with the major automotive manufacturers; our expectations about the size and timing of awarded business in the electric vehicle market, future revenues and profit margins, arising from our supply relationship and contract with automotive OEMs and our ability to win more business and increase revenue in the electric vehicle market; beliefs about the performance of our thermal barrier products in the battery systems of electric vehicles; the current or future trends in the energy, energy infrastructure, chemical and refinery, LNG, sustainable building materials, electric vehicle thermal barrier, electric vehicle battery materials or other markets and the impact of these trends on our business; our investments in the electric vehicle market and Aerogel Technology Platform; our beliefs about the financial metrics that are indicative of our core performance; our expectations about the effect of manufacturing capacity on financial metrics such as Adjusted EBITDA; our expectations about future revenues, expenses, gross profit, net income (loss), income (loss) per share and Adjusted EBITDA, sources and uses of cash, capital requirements and the sufficiency of our existing cash balance and available credit; our beliefs about the outcome, effects or estimated costs of current or potential litigation or their respective timing, including expected legal expense in connection with our patent enforcement actions; our expectations about future material costs and manufacturing expenses as a percentage of revenue, including the impact of engaging one or more external manufacturing facilities in China for supply of our energy industrial products; our expectation about the ability of the Chinese external manufacturing facilities that we engage to consistently supply the aerogel product that we order in a timely manner; our expectations of future gross profit and the effect of manufacturing expenses, manufacturing capacity and productivity on gross profit; our expectations about our resources and other investments in new technology and related research and development activities and associated expenses; our expectations about short and long term (a) research and development (b) general and administrative and (c) sales and marketing expenses; our expectations of revenue growth, increased gross profit, and improving cash flows over the long term; our intentions about managing capital expenditures and working capital balances; and our expectations about potential sources of future financing.

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

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business. As of June 30, 2024, we had unrestricted cash and cash equivalents of $91.4 million. These amounts were held for working capital and capital expansion purposes and were invested primarily in deposit accounts, money market accounts, and high-quality debt securities issued by the U.S. government via cash sweep accounts primarily at major financial institutions in North America. Due to the short-term nature of these investments, we believe that our exposure to changes in the fair value of our cash as a result of changes in interest rates is not material.

As of June 30, 2024, we had a convertible note outstanding with principal balance of $123.9 million. Our convertible note bears interest at the Secured Overnight Financing Rate (SOFR) plus 5.50% per annum if interest is paid in cash, or, if interest is paid in-kind as an increase in the principal amount of the outstanding note, at the SOFR plus 6.50% per annum. Under the terms of the investment, SOFR has a floor of 1% and a cap of 3%. Interest is paid semi-annually in arrears on June 30 and December 30. We, at our option, are permitted to settle each semi-annual interest payment in cash, in-kind, or any combination thereof.

As of June 30, 2024, we had $0.4 million of restricted cash to support our outstanding letters of credit to secure obligations under certain commercial contracts and other obligations. We terminated our revolving credit facility agreement on November 28, 2022.

Inflation Risk

Although we expect that our operating results will be influenced by general economic conditions, we do not believe that inflation has had a material effect on our results of operations during the periods presented in this report. However, our business may be affected by inflation in the future.

Foreign Currency Exchange Risk

We are subject to inherent risks attributed to operating in a global economy. We do not consider the exposure to foreign currency risk from our international operations to be material. A majority of our revenue, receivables, purchases and debts are denominated in U.S. dollars. Certain transactions of the Company and its subsidiaries are denominated in currencies other than the functional currency. Foreign currency transaction losses were $1.5 million and $0.2 million for the six months ended June 30, 2024, and 2023, respectively, and were recorded within operating expenses on the consolidated statements of operations.

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

As of June 30, 2024, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls.

During the three months ended June 30, 2024, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The opposition filed in September 2023 by LG Chem Ltd. against one of the Korean patents we are asserting against Beerenberg in Korea is ongoing. We are vigorously defending the validity of this patent. The opposition filed in August 2023 by LG Chem Ltd. against a Japanese counterpart of the Korean patents was concluded in our favor in May 2023 with a decision to maintain the patent and issuance of new Certificate of Patent on May 3, 2024.

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

We did not repurchase any of our equity securities during the quarter ended June 30, 2024.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended June 30, 2024, the following directors and executive officers adopted a “rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

•
On May 16, 2024, Ricardo C. Rodriguez, Chief Financial Officer and Treasurer of the Company, adopted a Rule 10b5-1 Sales Plan. The plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides for the sale of up to an aggregate of 44,215 shares of our common stock until August 31, 2025.
•
On June 4, 2024, Donald R. Young, President and Chief Executive Officer of the Company and a director of the Company, adopted a Rule 10b5-1 Sales Plan. The plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides for the sale of up to an aggregate of 134,629 shares of our common stock until June 5, 2025.
•
On June 6, 2024, Steven R. Mitchell, a director of the Company, adopted a Rule 10b5-1 Sales Plan. The plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides for the sale of up to an aggregate of 57,541 shares of our common stock until June 7, 2025.

Except as disclosed above, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K, during the fiscal quarter ended June 30, 2024.

Item 6. Exhibits.

(a) Exhibits

10.1+	Non-Employee Director Compensation Policy. +

31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPEN AEROGELS, INC.

Date: August 8, 2024	By:	/s/ Donald R. Young
Donald R. Young
President and Chief Executive Officer (principal executive officer)

Date: August 8, 2024	By:	/s/ Ricardo C. Rodriguez
Ricardo C. Rodriguez
Chief Financial Officer and Treasurer (principal financial officer)