Form 10-K
period 2024-12-31
ASPEN AEROGELS INC
filed 2025-02-27
CIK 1145986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1,709.5 million.

As of February 25, 2025, the registrant had 82,059,182 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on April 30, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

Thermal Barrier

We are actively developing a number of promising aerogel products and technologies for the EV market. We have developed and are commercializing our proprietary line of PyroThin aerogel thermal barriers for use in battery packs in EVs. Our PyroThin product is an ultra-thin, lightweight and flexible thermal barrier designed with other functional layers to impede the propagation of thermal runaway across multiple lithium-ion battery system architectures. Our thermal barrier technology is designed to offer a unique combination of thermal management, mechanical performance and fire protection properties. These properties enable EV manufacturers to achieve critical battery performance and safety goals. In addition, we are seeking to leverage our patented carbon aerogel technology to develop industry-leading battery materials for use in lithium-ion battery cells. Our carbon aerogel initiative seeks to increase the performance of lithium-ion battery cells to enable EV manufacturers to reduce charging time and the cost of EVs. The commercial potential for our PyroThin thermal barriers and our carbon aerogel battery materials in the EV market is significant.

We have entered into multi-year production contracts with a number of automotive EV original equipment manufacturer (OEM) customers to supply fabricated, multi-part thermal barriers for use in the battery systems of their EV models. These customers include General Motors LLC (GM), Toyota, Scania, Automotive Cells Company, which is a battery cell joint venture between Stellantis N.V, Saft-TotalEnergies and Mercedes-Benz (ACC), Audi, a luxury brand of the Volkswagen Group, Volvo Truck, and a large EU battery manufacturer to supply a next generation vehicle platform of a major EU luxury sports car brand. We are currently supplying thermal barrier production parts to both General Motors and Toyota, and thermal barrier prototype parts to a number of global manufacturers of EVs, grid storage and home battery systems. During 2024, 2023 and 2022, we sold $306.8 million, $110.1 million and $55.6 million, respectively, of our PyroThin thermal barriers.

Our patented aerogel products and manufacturing technologies are significant assets. Silica aerogels are complex structures in which 97% of the volume consists of air trapped between intertwined clusters of amorphous silica solids. These extremely low-density solids provide superior thermal and acoustic insulating properties. Although silica aerogels are usually fragile materials, we have developed innovative and proprietary manufacturing processes that enable us to produce industrially robust aerogel insulation cost-effectively and at commercial scale. We believe that our electrically conductive carbon aerogel materials are reaching development maturity and subsequently can expand our market opportunities in energy storage. Aspen Aerogels cathode material suspends and separates the LFP material in carbon aerogel, which is highly conductive, which keeps the LFP separate and prevents sintering and agglomeration while creating a structural, highly conductive carbon network. We are in the process of scaling this technology to reduce the use of less sustainable materials in the battery like nickel and cobalt while simultaneously reducing charging time to 5-10 minutes. We are working alongside Oak Ridge National Laboratory to scale this technology from bench to pilot-scale.

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

Our technologically advanced insulation products are targeted at the multi-billion dollar global market for energy industrial insulation materials. Our aerogel insulation has undergone rigorous technical validation and is used by many of the world’s largest oil producers and the owners and operators of refineries, petrochemical plants, liquefied natural gas facilities and power generating and distribution assets, such as ExxonMobil, Reliance Industries, PTT LNG, and Royal Dutch Shell. Our products replace traditional insulation in existing facilities during regular maintenance, upgrades and capacity expansions. In addition, our aerogel products are increasingly being specified for use in new-build energy industrial facilities.

We introduced our two key aerogel insulation product lines for the energy industrial market, Pyrogel® and Cryogel®, in 2008. Pyrogel and Cryogel have undergone rigorous technical validation by industry-leading end-users and achieved significant market adoption. Our insulation product revenue has grown from $17.2 million in 2008 to $145.9 million in 2024, representing a compound annual growth rate of 15%. During this period, we have sold over $1.5 billion of our insulation products globally, representing an installed base of more than 500 million square feet of insulation. We believe that our long-term record of success positions us for future growth and continued gain in market share in the energy industrial and sustainable insulation markets.

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

Manufacturing Operations

We manufacture our products using our proprietary technology at our facility in East Providence, Rhode Island. We have operated the East Providence facility since 2008 and have increased our capacity in phases. During 2024, we converted our East Providence facility to support the growth of the thermal barrier program. To meet expected demand for our aerogel products, we plan to make additional productivity improvements in our existing East Providence facility and utilize a flexible supply strategy, including but not limited to use of our external manufacturing capabilities in China, which currently support Aspen’s Energy Industrial segment and are capable of delivering increased aerogel production capacity. We expect that the productivity improvements in our existing East Providence facility as well as the supply from our external manufacturing facility will permit us to achieve our target revenue capacity in 2025. Pursuant to our supply contract with this contract manufacturer, they are obligated to deliver products to us as we issue purchase orders on an as-needed basis through the term of the contract. The contract automatically renews year-to-year unless either party notifies the other of its intention not to renew the contract. While we have agreed to purchase our requirement for certain Energy Industrial products from the contract manufacturer, we have no obligation to purchase any minimum quantity under the contract and we may terminate the contract at any time and for any or no reason. Additionally, we have entered into a contract with Prodensa Servicios de Consultora (Prodensa) to establish OPE Manufacturer Mexico S de RL de CV, a maquiladora located in Mexico (OPE), which assembles thermal barrier PyroThin products and operates an automated fabrication facility for PyroThin. Pursuant to such contract, we pay Prodensa a management fee and have an option to purchase OPE from Prodensa after a period of 18 months. As of December 31, 2024, we have notified Prodensa of our intent to purchase OPE. We expect to meet our long-term thermal barrier program demand by maximizing capacity at our East Providence facility and utilizing a flexible supply strategy, including but not limited to using our external manufacturing capabilities, which currently support Aspen’s Energy Industrial segment and are capable of delivering increased aerogel production capacity. Accordingly, we have ceased construction at our previously planned second manufacturing plant in Statesboro, Georgia. We will be demobilizing the plant and are in the process of assessing options to derive value from the assets, including potentially relocating certain equipment to improve and expand our existing manufacturing facility in East Providence.

Financial Summary

Total revenue for the years ended December 31, 2024, 2023 and 2022 was $452.7 million, $238.7 million, and $180.4 million, respectively. For the years ended December 31, 2024, 2023 and 2022, based on shipment destination, our U.S. revenue was $258.5 million, $151.0 million, and $114.0 million, respectively, and our international revenue was $194.2 million, $87.7 million, and $66.4 million, respectively. Financial information about our product revenues, net income (loss) per share and our total assets are provided in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Our Markets and Competition

Our principal markets are the EV market and the energy industrial insulation market. These markets are global, well-established and include large and well-capitalized end-users.

We have developed and commercialized a proprietary line of aerogel-based thermal barriers for use in battery packs of EVs and energy storage systems. The market for our thermal barrier products encompasses batteries used in mobile platforms, including automobiles, trucks, buses and light aircraft, and fixed platforms, including home storage, grid storage and other commercial applications. The multi-billion dollar global lithium-ion battery market continues to grow and evolve rapidly. Our thermal barrier technology offers a unique combination of thermal management, mechanical performance, and fire protection properties that enables EV manufacturers to achieve critical battery performance and safety goals. We believe that as the e-mobility and energy storage markets require increasingly powerful lithium-ion battery systems, the demand for our aerogel thermal barriers will grow rapidly as the market players seek to reduce the associated risk of thermal runaway.

We have entered into production contracts with GM to supply fabricated, multi-part thermal barriers (the Barriers) for use in the battery system of its next-generation EVs (the GM Contracts). Pursuant to the GM Contracts, we are obligated to supply the Barriers at fixed annual prices and at volumes to be specified by GM up to a daily maximum quantity through the respective terms of the agreements, which expire at various times from 2026 through 2034. While GM has agreed to purchase its requirement for the Barriers from us at locations to be designated from time to time by them, it has no obligation to purchase any minimum quantity of the Barriers under the GM Contracts. In addition, GM may unilaterally terminate the GM Contracts at any time and for any or no reason. All other terms of the GM Contracts are generally consistent with automotive OEMs’ standard purchase terms, including quality and warranty provisions customary in the automotive industry. We have also entered into production contracts with Toyota, Scania, Audi, a luxury brand of the Volkswagen Group, ACC, Volvo Truck, and a large EU battery manufacturer to supply a next generation vehicle platform of a major EU luxury sports car brand.

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

We operate in a highly competitive environment. Competition in the thermal barrier market is evolving. We believe our patented aerogel thermal barrier technology offers a unique combination of attributes to mitigate thermal runaway in lithium-ion battery systems. These attributes include industry-leading thermal performance, limited combustibility, tunable compressibility and scalable density. We expect to face increasing competition within the thermal barrier market over the next several years as new entrants seek to develop and market their own technologies and solutions.

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

Our Competitive Strengths

Because insulation is used in a wide variety of demanding applications, insulation materials must satisfy a wide range of performance criteria on a cost-effective basis. We believe that our aerogel technology has allowed us to create superior insulation products and will allow us to continue to grow our share of the thermal barrier markets and energy industrial materials. We believe that the potential for significant technological innovation in traditional materials is limited and that new high-performance materials will be required to meet evolving market requirements for energy efficient insulation and thermal barrier systems. Our line of high-performance aerogel products is positioned to meet these requirements. Our solutions are driven by our innovative and proprietary technology that produces aerogels in a flexible and industrially robust blanket form. Our solutions also benefit from over 20 years of research and development dedicated to new aerogel compositions, form factors and manufacturing technologies. We believe our aerogel blankets deliver a superior combination of performance attributes that enable energy industrial end-users to save money, improve resource efficiency, preserve operating assets and protect workers across a wide range of applications in our target markets. We believe our patented aerogel thermal barriers offer an industry-leading combination of attributes to mitigate thermal runaway in lithium-ion battery systems.

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
•
Strong Installed Base with Industry-leading Energy Customers. We have an installed base of more than 500 million square feet of insulation, representing more than $1.5 billion in cumulative product sales since 2008. Through our relationships with industry-leading energy industrial customers, our products have undergone rigorous testing and technical validation and are now in use at most of the world’s largest oil producers, refiners and petrochemical companies. These relationships have shortened the sales cycle with other customers and have helped to facilitate our market penetration. We also have strong relationships with a global network of energy-focused distributors, contractors and engineering firms that understand the significant advantages our products provide to end-users.
•
Thermal Barrier Adoption by Leading EV Customers. In 2020 and 2021, we entered into contracts with GM to supply fabricated, multi-part thermal barriers for use in the battery system of its next-generation EVs. This relationship has helped to validate our thermal barrier technology with other companies providing products and solutions to the EV, lithium-ion battery and grid storage markets. We are currently supplying thermal barrier production parts to GM, Toyota and Scania, among others. We are also supplying thermal barrier prototype parts to a number of other U.S., European and Asian manufacturers of EVs, grid storage and home battery systems. We have also entered into thermal barrier production contracts with Toyota, Scania, ACC, and Audi, a luxury brand of the Volkswagen Group, Volvo Truck, and a large EU battery manufacturer to supply a next generation vehicle platform of a major EU luxury sports car brand. During 2024, we sold $306.8 million of our PyroThin thermal barriers. During 2023 and 2022, we sold $110.1 and $55.6 million of our

PyroThin thermal barriers, respectively. We are engaged in system development and quoting activities with a wide range of additional prospective customers in the broader e-mobility and energy storage markets.
•
Proven, Scalable Business Model. Our proprietary manufacturing technology is proven and has been successfully scaled to meet increasing demand. We have operated the East Providence, RI facility since 2008 and have increased our annual revenue capacity in phases. To meet expected demand for our aerogel products, we plan to make additional productivity improvements in our existing East Providence facility and utilize a flexible supply strategy, including but not limited to use of our external manufacturing capabilities in China, which currently support Aspen’s Energy Industrial segment and are capable of delivering increased aerogel production capacity. We expect that the productivity improvements in our existing East Providence facility as well as the supply from our external manufacturing facility will permit us to achieve our target revenue capacity in 2025.
•
Protected Technology Platform and Proprietary Manufacturing Capability. Our Aerogel Technology Platform® is the result of extensive research and development dedicated to new aerogel compositions, form factors and manufacturing technologies. Our intellectual property portfolio is supported by 354 issued patents, with an additional 435 pending, in U.S. and foreign jurisdictions in areas related to product design, chemistry, process technology and market applications. In addition, we have significant knowledge and trade secrets related to product formulations and manufacturing techniques. We believe our portfolio of patents, trade secrets, and knowledge present a barrier to potential new entrants in the commercialization of aerogel products.
•
Experienced Management Team with a Demonstrated Track Record. Our executive officers have an average of more than 20 years of experience in global industrial companies, specialty chemical companies, automotive, or related material science research. This management team is responsible for the continued development of our Aerogel Technology Platform, the commercial acceptance of our products, and the creation of a global distribution and marketing platform. As of December 31, 2024, we employed 554 people, including material scientists, engineers, manufacturing line operators, sales personnel, administrative staff, and management. Additionally, we engaged Prodensa to establish OPE Manufacturer Mexico S de RL de CV, a maquiladora located in Mexico, which assembles thermal barrier PyroThin products and operates an automated fabrication facility for PyroThin. We believe our dedicated and experienced team is an important competitive asset.

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
•
Strategically Increase Capacity to Meet Demand. Demand for our aerogel products has grown significantly since our inception. From 2008 through 2024, our energy industrial revenue has grown at a compound annual growth rate of 15% to $145.9 million. Furthermore, demand for our thermal barrier aerogel products has significantly grown, generating $306.8 million of revenue in 2024 compared to $110.1 million of revenue in 2023 and $55.6 million of revenue in 2022. To meet expected demand for our aerogel products, we plan to make additional productivity improvements in our existing East Providence facility and utilize a flexible supply strategy, including but not limited to use of our external manufacturing capabilities in China, which currently support Aspen’s Energy Industrial segment and are capable of delivering increased aerogel production capacity. We expect that the productivity improvements in our existing East Providence facility as well as the supply from our external manufacturing facility will permit us to achieve our target revenue capacity in 2025. Nonetheless, there can also be no assurance that our contract manufacturing strategy of meeting the demand of our customers with supply from one or more external manufacturing facilities in China and our existing East Providence Facility will provide us with adequate manufacturing capacity or supply for that expected demand. We expect to meet our long-term Thermal Barrier program demand by maximizing capacity at our East Providence facility and utilizing a flexible supply strategy, including but not limited to using our external manufacturing capabilities, which currently support Aspen’s Energy Industrial segment and are capable of delivering increased aerogel production capacity. Accordingly, we have ceased construction at our previously planned second manufacturing plant in Statesboro, Georgia. We will be demobilizing the plant and are in the process of assessing options to derive value from the assets, including potentially relocating certain equipment to improve and expand our existing manufacturing facility in East Providence.
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

Our material costs were 38%, 36%, and 51% of product revenue for the years ended December 31, 2024, 2023 and 2022, respectively. We seek to lower our manufacturing costs, while maintaining appropriate performance characteristics, and to improve the per square foot costs of our silica aerogel blankets by optimizing our formulations to reduce material costs, by enhancing manufacturing process controls to improve yields, by realizing price reductions from existing vendors, by qualifying new vendors and by reducing shipping costs. Our objective is both to reduce costs to enhance our competitive position and to ensure we deliver high quality products to our customers.

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

Additional Customer Information

GM represented 64% of our total revenue in 2024 and was our only customer representing 10% or more of our revenue for that period. In 2023, GM and Distribution International, Inc. (Distribution) represented 41% and 14%, respectively, of our total revenue and were our only customers representing 10% or more of our revenue for that period. In 2022, GM and Distribution represented 25% and 22%, respectively, of our total revenue and were our only customers representing 10% or more of our revenue for that period.

Our product revenue is generated by sales to customers around the world. In 2024, 57% of our product revenue was generated in the United States, 22% in Latin America, 10% in Europe, 6% in Asia, and 4% in Canada, based on shipment destination.

A substantial portion of our sales are to shipment destinations located outside of the United States, including Mexico, France, Norway, Thailand, Canada, Germany, Taiwan, Great Britain, Colombia, and South Korea. Total revenue generated from outside of the United States amounted to $194.2 million or 43% of total revenue, $87.7 million or 37% of total revenue and $66.4 million or 37% of total revenue, in the years ended December 31, 2024, 2023 and 2022, respectively. As we grow, we may continue to expand our operations outside of the United States. As a result, we are subject to a number of risks. See “Risk Factors — A substantial portion of our revenue comes from sales in foreign countries, and we may expand our operations outside of the United States, which subjects us to increased economic, foreign exchange, operational, and political risks that could increase our costs and make it difficult for us to operate profitably.”

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

We have operated the East Providence facility since 2008 and have increased our capacity in phases since that time. During 2024, we converted our East Providence facility to support the growth of the thermal barrier program. To meet expected demand for our aerogel products, we plan to make additional productivity improvements in our existing East Providence facility and utilize a flexible supply strategy, including but not limited to use of our external manufacturing capabilities in China, which currently support Aspen’s Energy Industrial segment and are capable of delivering increased aerogel production capacity. We expect that the productivity improvements in our existing East Providence facility as well as the supply from our external manufacturing facility will permit us to achieve our target revenue capacity in 2025. Pursuant to our supply contract with this contract manufacturer, they are obligated to deliver products to us as we issue purchase orders on an as-needed basis through the term of the contract. The contract automatically renews year-to-year unless either party notifies the other of its intention not to renew the contract. While we have agreed to purchase our requirement for certain Energy Industrial products from the contract manufacturer, we have no obligation to purchase any minimum quantity under the contract and we may terminate the contract at any time and for any or no reason. Additionally, we have entered into a contract with Prodensa Servicios de Consultora (Prodensa) to establish OPE Manufacturer Mexico S de RL de CV, a maquiladora located in Mexico (OPE), which assembles thermal barrier PyroThin products and operates an automated fabrication facility for PyroThin. Pursuant to such contract, we pay Prodensa a management fee and have an option to purchase OPE from Prodensa after a period of 18 months. As of December 31, 2024, we have notified Prodensa of our intent to purchase OPE. We expect to meet our long-term Thermal Barrier program demand by maximizing capacity at our East Providence facility and utilizing a flexible supply strategy, including but not limited to using our external manufacturing capabilities, which currently support Aspen’s Energy Industrial segment and are capable of delivering increased aerogel production capacity. Accordingly, we have ceased construction at our previously planned second manufacturing plant in Statesboro, Georgia. We will be demobilizing the plant and are in the process of assessing options to derive value from the assets, including potentially relocating certain equipment to improve and expand our existing manufacturing facility in East Providence.

In 2023, we opened our 59,000-square-foot engineering and rapid prototyping facility in Marlborough, MA. Our Advanced Thermal Barrier Center (ATBC) is designed to be the engineering hub of PyroThin cell-to-cell barriers, which help manufacturers optimize the safety and performance of battery packs for eMobility and energy storage system (ESS) markets.

We closely monitor all stages in the manufacture of our aerogel blankets. Our direct ownership of manufacturing operations in East Providence allows us to maintain control of proprietary process technologies and to control product quality. We also closely monitor the manufacturing process and quality control of the aerogels supplied by our external manufacturing facilities in China. As of December 31, 2024, we have contracted with a contract manufacturer in China to produce supplemental supply of our Pyrogel XTE and Cryogel Z products. Our production of aerogel blankets at our East Providence, RI facility utilizes a continuous process and consists of the following key steps:

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

Our material costs were 38%, 36%, and 51% of product revenue for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Our research and development expenditures were $18.1 million, $16.4 million, and $16.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

As of December 31, 2024, we owned 83 issued U.S. patents, 63 pending U.S. patent applications, 271 issued foreign patents and 372 pending foreign patent applications. The scope of each of our patents varies in accordance with local law.

We have successfully enforced our patent rights against Chinese aerogel manufacturers in the U.S. at the International Trade Commission and in Europe at the District Court in Mannheim, Germany. We also have an ongoing patent infringement action against Beerenberg Services AS and Beerenberg Korea Ltd. at the Seoul District Court and against Beerenberg Korea Ltd., and Bronx (China) Co., Ltd. at the Seoul Administrative Court under appeal from the Korea Trade Commission (KTC) in connection with the alleged infringement of the Korean counterparts of our patents previously asserted successfully in Germany and also an additional Korean patent family covering high performance aerogel compositions. In January 2025, we reached a mutual agreement to resolve our patent infringement action against AMA S.p.A. and AMA Composites S.r.l. (collectively, AMA) at the Court of Genoa, Italy. This settlement concludes our legal action against AMA regarding the unauthorized sale of infringing aerogel insulation materials in Europe. Further details of these actions are set forth herein, in our prior Annual Reports on Form 10-K, and in other filings. In addition to the foregoing, we have been and may be from time-to-time party to other legal proceedings that arise in the ordinary course of business and to other patent enforcement actions to assert our patent rights.

Due to their nature, it is difficult to predict the outcome or the costs involved in any litigation. Furthermore, our adversaries may have significant resources and interest to litigate and therefore, these litigation matters could be protracted and may ultimately involve significant legal expenses.

We believe that having distinctive names is an important factor in marketing our products, and therefore we use trademarks to brand some of our products, including Pyrogel, PyroThin and Cryogel. As of December 31, 2024, we had eight trademark registrations in the United States, and 81 trademark registrations in foreign jurisdictions, including the European Union, United Kingdom, Japan, China, Canada, Mexico, India, South Korea and Brazil. Additionally, we had one pending US trademark applications and two pending foreign trademark applications. Although we have a foreign trademark registration program for selected marks, our approach may not be comprehensive, and we may not be able to register or use such marks in each foreign country in which we seek registration.

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

Our Company

We are a corporation organized under the laws of Delaware. We own four wholly owned subsidiaries: Aspen RI, Aspen Aerogels Germany, GmbH, Aspen Aerogels Georgia, LLC and Aspen Aerogels Mexico Holdings, LLC. We maintain our corporate offices in Northborough, Massachusetts.

We are required to file annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the Exchange Act), with the SEC. SEC filings are available at the SEC’s website at https://www.sec.gov.

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

Human Capital Resources

As of December 31, 2024, we had 554 full-time employees. Of our employees, 520 are located in the United States and 34 are located abroad. We consider our current relationship with our employees to be of good standing. None of our employees are represented by labor unions or have collective bargaining agreements. Additionally, we engaged Prodensa to establish OPE Manufacturer Mexico S de RL de CV, a maquiladora located in Mexico, which assembles thermal barrier PyroThin products and operates an automated fabrication facility for PyroThin. Pursuant to such contract, we pay Prodensa a management fee and have an option to purchase OPE from Prodensa after a period of 18 months. As of December 31, 2024, we have notified Prodensa of our intent to purchase OPE.

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

Employee Engagement and Workplace Culture

We respect and celebrate our employees by striving to create an inclusive environment in which people thrive. We need the best minds in the room to propel the next generation of sustainable solutions – key to which is promoting excellence, fairness and opportunity across the organization. At Aspen, we are committed to building a culture and environment where every employee has the opportunity to achieve their ultimate potential. Fostering an environment centered on respect and dignity is core to our mission and is intended to ensure that every employee feels empowered and has the opportunity to contribute to improve our performance. An inclusive workplace culture and engaged, high-performing workforce is to our collective benefit as we all gain from tapping into a broader range of experiences, abilities, ideas, and perspectives. Our commitments include partnering with community organizations to cultivate a workforce that reflects and respects all expressions of individuality and supports the local regions in which we operate.

Community Engagement

Community and caring are at the heart of our culture, and we are proud to give back to the communities where we work and live. Aspen employees partner with community-based organizations to participate in local efforts to donate time, money, and goods.

Workforce Health & Safety

Aspen is committed to the health, safety and well-being of our employees and the communities in which we operate. Safety and health in our business must be part of every operation. We require a safety-first approach and cooperation in all safety matters, not only between supervisor and employee, but also among employees and contractors.

Business Ethics and Integrity

Our Code of Business Conduct and Ethics, as updated in November 2024, provides our employees with a clear understanding of the principles of business conduct and ethics that are expected of them and supports them with a framework for making ethical decisions in compliance with applicable law. It applies to the Company enterprise-wide and to all associates with whom Aspen conducts business.

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

Item 1A. RISK FACTORS

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in this section below, that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in more detail in the risk factors below, alone or in combination with other events or circumstances, may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

•
We have previously incurred annual net losses, and we may continue to incur net losses in the future and may never reach profitability.
•
We will require additional capital to pursue our growth strategy, but we may not be able to obtain additional financing on acceptable terms or at all.
•
Our efforts in developing, selling, and supplying products in EV market may subject us to increased financial, operational, and legal risks that could materially adversely impact our business, financial conditions, and results of operations and may also increase our costs and make it difficult for us to operate profitably.
•
We have engaged third-party external manufacturing facilities in China to supplement our supply of our aerogel products. If such external manufacturing facilities are unable to manufacture and deliver a sufficient quantity of high-quality products on a timely and cost-efficient basis, our net revenue and business operations may be harmed and our reputation may suffer.

•
Our estimates regarding market opportunity for our products in the EV market and the assumptions on which our financial targets and our planned production capacity increases are based may prove to be inaccurate, which may cause our actual results to materially differ from such targets, which may adversely affect our future profitability, cash flows, and stock price.
•
While we achieved positive total cash flow for the fiscal year ended December 31, 2024, our ability to continue generating positive cash flow is uncertain.
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
•
Our external manufacturing facility in China is subject to risks and uncertainties relating to the laws and regulations of China and the changes in relations between the United States and China. If the Chinese government determines that our manufacturing facility does not comply with applicable regulations, our business could be adversely affected. If the regulatory agencies of the People’s Republic of China (the PRC) determine that the agreements that establish the structure and relationship for our operations in China do not comply with PRC regulatory restrictions on foreign investment, we could be subject to severe penalties.
•
A substantial portion of our revenue comes from sales in foreign countries, and may expand our operations outside of the United States, which subjects us to increased economic, trade, foreign exchange, operational, and political risks that could materially adversely impact our business, financial conditions and results of operations and also increase our costs and make it difficult for us to operate profitably.
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
•
Our supply agreements with our automotive OEM customers are generally requirements contracts, and a decline in the production requirements of any of our customers, including as a result of a shift in their strategy or change in their battery form factor, could adversely impact the automotive OEM’s demand for our products, could adversely impact our revenues and profitability.
•
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
•
The impact of the Russian invasion of Ukraine, and the conflict in the Middle East and tensions between China and Taiwan on the global economy, energy supplies and raw materials is uncertain, but may prove to negatively impact our business and operations.
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

Risks Related to Our Business and Strategy

We have previously incurred annual net losses, and we may continue to incur net losses in the future and may never reach profitability.

We delivered net income of $13.4 million, and net losses of $45.8 million and $82.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, our accumulated deficit was $660.2 million. We may incur operating losses in the future as a result of expenses associated with the continued development and expansion of our business. Our expenses include research and development, sales and marketing, and general and administrative costs. Furthermore, these expenses are not the only factors that may contribute to our net losses. For example, interest expense that we incur on any future financing arrangements could contribute to our net losses. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving profitability, or sustaining profitability if we do achieve it. In addition, our ability to achieve profitability is subject to a number of risks and uncertainties discussed below, many of which are beyond our control. Failure to remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

We will require additional capital to pursue our growth strategy, but we may not be able to obtain additional financing on acceptable terms or at all.

The growth of our business will depend on substantial amounts of additional capital for expansion of existing production lines or construction of new production lines or facilities, for ongoing operating expenses, for continued development of our Aerogel Technology Platform, or for introduction of new product lines. Our capital requirements will depend on many factors, including the rate of our revenue growth, our introduction of new products and technologies, our enhancements to existing products and technologies, and our expansion of sales and marketing and product development activities. In addition, we anticipate significant cash outlays during 2025 related to maintaining our aerogel manufacturing operations in our East Providence, Rhode Island facility, among other items. We may raise capital through debt financings, equity financings, partner financings, or technology licensing agreements to fund these operating and capital expenditure requirements in 2025 and beyond. Any such future significant expansion of our aerogel capacity, or similar investment will require us to raise substantial amounts of additional capital. There is no assurance that we will be able obtain any such type of financing on terms acceptable to us or at all and in a timely manner. The current economic landscape resulting in higher interest rates presents further challenges in obtaining financing on acceptable terms or at all.

In addition, we may consider strategic acquisitions of complementary businesses or technologies to grow our business, which would require significant capital and could increase our capital requirements related to future operation of the acquired business or technology.

We may not be able to obtain loans or raise additional capital on acceptable terms or at all. Any future credit facilities or debt instruments may contain restrictions, requirements or conditions that impact our ability to obtain needed capital. We may not be able to obtain bank credit arrangements or effect an equity or debt financing on terms acceptable to us or at all in order to fund our future capacity expansion plans. Any failure to obtain additional financing when needed could adversely affect our ability to maintain and grow our business.

Our efforts in developing, selling, and supplying products in the EV market may subject us to increased financial, operational, and legal risks that could materially adversely impact our business, financial conditions, and results of operations and may also increase our costs and make it difficult for us to operate profitably.

We have a focus on developing and selling products in the automotive industry, specifically for EV applications. In 2020 and 2021, we entered into contracts with GM to supply our thermal barrier products for use in the battery system of its EVs, and in 2023, we entered into thermal barrier production contracts with Toyota, Scania, ACC, Audi, a luxury brand of the Volkswagen Group, Volvo Truck, and a large EU battery manufacturer to supply a next generation vehicle platform of a major EU luxury sports car brand. We are currently selling thermal barrier production parts to GM, Toyota and Scania, among others, and prototype thermal barrier parts to a number of other companies. We are also continuing our efforts to develop additional thermal barrier products for sale to others in the EV market. As a result of our existing contract with GM and other OEMs, current sales to others in the EV market and any future supply of our products to the automotive industry, including through specific contracts, we are subject to a number of risks, including, but not limited to:

•
Under our contracts with the GM, they are not obligated to make any purchases from us and may terminate the contract at any time. There can be no assurance that significant revenue, or any revenue at all, will result from the contract. If GM reduces their demand for our aerogel products, it could have a significant adverse impact on our business and operations.
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

We have engaged third-party external manufacturing facilities in China to supplement our supply of our aerogel products. If such external manufacturing facilities are unable to manufacture and deliver a sufficient quantity of high-quality products on a timely and cost-efficient basis, our net revenue and business operations may be harmed and our reputation may suffer.

We have engaged external manufacturing facilities in China for a supplemental supply of our aerogel products. We expect to meet our long-term aerogel demand by maximizing capacity at our East Providence facility and utilizing a flexible supply strategy, including but not limited to using our external manufacturing capabilities in China, which currently support Aspen’s Energy Industrial segment and are capable of delivering increased aerogel production capacity. Accordingly, we have ceased construction at our previously planned second manufacturing plant in Statesboro, Georgia and will be demobilizing the plant and are in the process of assessing options to derive value from the assets, including potentially relocating certain equipment to improve and expand our existing manufacturing facility in East Providence. If our external manufacturing facilities are unable to deliver the required aerogel product on a timely basis, we may experience delays in delivering our finished aerogel product to customers in the energy industrial market. In addition, because our third-party external manufacturing facilities have manufacturing facilities in China, their ability to provide us with adequate supplies of high-quality products on a timely and cost-efficient basis is subject to a number of additional risks and uncertainties, including political, social and economic instability and other factors that could impact the shipment of supplies. In 2022, the indirect parent of the external manufacturing facility we engaged in 2023 was added to the list of “Chinese military companies” that are “operating directly or indirectly in the United States” in accordance with Section 1260H of the National Defense Authorization Act for Fiscal Year 2021. There are certain government contract related restrictions that are or will be imposed on Section 1260H list entities and their controlled affiliates. While we currently have no contracts that would be affected by these restrictions, and the legal impact of being included on the list is relatively limited, our work with a listed entity may have a material adverse effect on our reputation and our business opportunities. If our manufacturers are unable to provide us with adequate supplies of high-quality aerogel products on a timely and cost-efficient basis, our operations could be disrupted and our revenue and business operations may suffer. Moreover, if our third-party external manufacturing facilities cannot consistently produce high-quality products that are free of defects and/or violates applicable worker or product safety rules, regulations or laws, we may experience a loss of customers, which may also reduce our revenues and may harm our reputation and brand. Furthermore, our third-party external manufacturing facilities may become subject to various supply chain disruptions, including for key inputs into their manufacturing process such as methanol. Such disruptions could be the result of pandemics or public health crises, and/or geopolitical disputes and conflicts, any of which could slow or halt the delivery of products to us and increase the price of certain materials due to resulting increases in costs of raw materials and shipping costs.

We are party to a production contract with a contract manufacturer in China to produce certain of our aerogel products. Pursuant to the contract, the contract manufacturer is obligated to deliver products to us as we issue purchase orders on an as needed basis through the term of the agreement, which expires in 2025. The term of the contract will automatically extend for additional one-year periods unless either party notifies the other of its intention not to renew the contract. While we have agreed to purchase our requirement for certain aerogel products, we have no obligation to purchase any minimum quantity under the contract. In addition, we may terminate the contract at any time and for any or no reason. As of December 31, 2024, we had open purchase orders with the contract manufacturer of approximately $18.8 million.

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

While we achieved positive total cash flow for the fiscal year ended December 31, 2024, our ability to continue generating positive cash flow is uncertain.

To develop and expand our business, we have made, and will need to continue to make, significant up-front investments in our manufacturing capacity and have incurred research and development, sales and marketing and general and administrative expenses. In addition, our growth has required a significant investment in working capital. While we experienced positive cash flows from operating activities of $45.5 million for the year ended December 31, 2024, we have historically experienced negative cash flows from operating activities of $42.6 million and $94.4 million for the years ended December 31, 2023 and 2022, respectively. The negative cumulative cash flows from operating activities during 2023 and 2022 were exacerbated by cash flows used in investing activities to maintain, enhance and expand our manufacturing operations during the same time period. As a result, we experienced negative total cash flows during the three-year period.

We anticipate that we will incur cash outlays related to maintaining and making additional productivity improvements in our aerogel manufacturing operations in our East Providence facility. We may raise capital through debt financings, equity financings, partner financings, government grant and loan programs, or technology licensing agreements to fund these capital expenditure requirements in 2025, and beyond. However, we expect that our existing cash balance or cash balance after any such financing, alone, may periodically be insufficient to fund these operating, capital expenditure or working capital requirements.

While we expect our operating cash flow will be positive on an annual basis during 2025, we may not achieve sufficient revenue growth to generate positive cash flow in any future year. As a result, we may need to raise additional capital from investors to achieve our expected growth or to fund the working capital investment necessary to maintain operations. Any inability to generate positive future cash flow, to borrow funds or to raise additional capital on reasonable terms, if at all, may harm our short-term financial condition or threaten our long-term viability.

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

Our thermal barrier business, which is projected to grow in the coming years, is directly related to sales and vehicle production by our automotive OEMs. A reduction in automotive sales and production could cause our automotive OEM customers to reduce their orders of our products. Automotive sales and production are highly cyclical and are dependent on general economic conditions, customer confidence, and consumer preferences. Lower global automotive sales would be expected to result in our automotive OEM customers having reduced vehicle production schedules, which has a direct impact on our revenues generated from this portion of our business. Automotive sales and production can also be affected by labor relation issues, regulatory requirements, trade agreements, the availability of consumer financing and supply chain disruptions. Our customers in the EV market, particularly our automotive OEM customers, use a broad range of materials and supplies and are reliant on a global supply chain. A significant disruption in the global supply chain may cause them to halt or delay production, which in turn would reduce their requirements of our aerogel thermal barrier or delay their orders. We have no control over these disruptions in supply chain and the resulting delay or reduction in our customers’ orders. Any such delay or reduction would adversely impact our targets of awarded business for our thermal barriers and other products. Our sales are also affected by inventory levels and OEMs’ production levels. We cannot predict when OEMs will decide to increase or decrease inventory levels or whether new inventory levels will approximate historical inventory levels. Uncertainty and other unexpected fluctuations could have a material adverse effect on our business and financial condition.

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

Our current thermal barrier product is compatible with pouch and prismatic cells, but not cylindrical cells. Currently, one of our automotive OEMs, GM, plans to use pouch and prismatic cells in its future EVs under its platform, which we expect will be a significant source of demand for our products. If GM were to switch to using cylindrical cells for their platform, our current thermal barrier product would not be compatible, resulting in reduced demand for our product from one of our key automotive OEM customers, which would adversely affect our business and results of operations.

Our external manufacturing facility in China is subject to risks and uncertainties relating to the laws and regulations of China and the changes in relations between the United States and China. If the Chinese government determines that our manufacturing facility does not comply with applicable regulations, our business could be adversely affected. If the regulatory agencies of the People’s Republic of China (the PRC) determine that the agreements that establish the structure and relationship for our operations in China do not comply with PRC regulatory restrictions on foreign investment, we could be subject to severe penalties.

Under its current leadership, the government of China has been pursuing economic reform policies, including by encouraging foreign trade and investment. However, there is no assurance that the Chinese government will continue to pursue such policies, that such policies will be successfully implemented, that such policies will not be significantly altered, or that such policies will be beneficial to our partnerships or activities in China. China’s system of laws can be unpredictable, especially with respect to foreign investment and foreign trade. The United States government has called for substantial changes to foreign trade policy with China and has raised, and has proposed to further raise in the future, tariffs on several Chinese goods. China has retaliated with increased tariffs on U.S. goods. Moreover, China’s legislature has adopted a national security law to substantially change the way Hong Kong has been governed since the territory was handed over by the United Kingdom to China in 1997. This law increases the power of the central government in Beijing over Hong Kong, limits the civil liberties of residents of Hong Kong and could restrict the ability of businesses in Hong Kong to continue to conduct business or to continue to with business as previously conducted. The U.S. State Department has indicated that the United States no longer considers Hong Kong to have significant autonomy from China. The U.S. State Department has recently enacted sanctions related to China’s governing of Hong Kong. Any further changes in U.S. trade policy could trigger retaliatory actions by affected countries, including China, resulting in trade wars. Any regulatory changes and changes in United States and China relations may have a material adverse effect on our partnerships or activities in China, which could materially harm our business and financial condition.

In addition, there are uncertainties regarding the interpretation and application of PRC laws, rules, and regulations. Because many laws and regulations are relatively new, the interpretations of many laws, regulations and rules are not always uniform. Moreover, the interpretation of statutes and regulations may be subject to government policies reflecting domestic political agendas. Enforcement of existing laws or contracts based on existing law may be uncertain and sporadic. We cannot assure you that the PRC regulatory authorities will not determine that our manufacturing facility in China does not violate PRC laws, rules or regulations. The PRC has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted by relevant governmental agencies may be revoked at a later time by other regulatory agencies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our business. Any of these or similar actions could significantly disrupt our operations or restrict us from conducting a substantial portion of our operations, which could materially and adversely affect our business, financial condition and results of operations. There can be no assurance that the United States government will refrain from imposing additional restrictions or constraints on dealings or investments in China.

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

A substantial portion of our sales are to destinations outside of the United States, including Mexico, France, Norway, Thailand, Canada, Germany, Taiwan, Great Britain, Colombia, and South Korea. Total revenue generated from outside of the United States, based on our shipment destination, amounted to $194.2 million or 43% of total revenue, $87.7 million or 37% of total revenue and $66.4 million or 37% of total revenue, for the years ended December 31, 2024, 2023 and 2022, respectively. Furthermore, we rely on our external manufacturing capabilities in China, which currently support Aspen’s Energy Industrial segment and are capable of delivering increased aerogel production capacity. In addition, we began operating an automated fabrication facility in Mexico and commenced operations during 2022.

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

Existing free trade laws and regulations, such as the United States-Mexico-Canada Agreement, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we obtain supply for our product, such as China and Mexico, could have a material adverse effect on our business and financial results. For example, in February 2025, the U.S. government imposed or threatened to impose new tariffs on imported products from Mexico, Canada and China. The impact of these tariffs is subject to a number of factors, including the effective date and duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any retaliatory responses to such actions that the target countries may take and any mitigating actions that may become available. Despite recent trade negotiations between the U.S. and the Mexican, Canadian and Chinese governments, given the uncertainty regarding the scope and duration of any new tariffs, as well as the potential for additional tariffs or trade barriers by the U.S., Mexico, Canada, China or other countries, we can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful. Management continues to monitor the volatile geopolitical environment to identify, quantify and assess proposed or threatened duties, taxes or other business restrictions which could adversely affect our business and financial results.

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

Our success will depend in large part on our ability to manage the effects of continued global political and economic uncertainty, including those related to the ongoing recent tensions between Russia and Ukraine and the political instability in Ukraine, the conflict in the Middle East and tensions between China and Taiwan, especially in our international markets.

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

A substantial majority of our revenue is generated from sales to a limited number of direct customers, including distributors, contractors, OEMs, partners and end-user customers. For the years ended December 31, 2024, 2023 and 2022, total revenue from our top ten direct customers represented 84%, 80%, and 72% of our revenues, respectively. GM and Distribution represented 64% and 6% of our total revenue in 2024, respectively; 41% and 14% of our total revenue in 2023, respectively; and 25% and 22% of our total revenue in 2022, respectively. Although the composition of our significant distributors, contractors, OEMs, partners and end-user customers will vary from period to period, we expect that most of our revenues will continue, for the foreseeable future, to come from sales to a relatively small number of direct customers. In addition, we understand from our direct customers that a substantial majority of their sales of our products are to a small number of end-user customers.

Our direct customer concentration also creates accounts receivable concentrations and related risks. As of December 31, 2024, GM and Distribution accounted for 80% and 5% of our accounts receivable, respectively.

A substantial amount of our expected sales in the EV market in 2025 are expected to be to a single customer. The substantial majority of our sales to distributors are transacted on a purchase order basis. The contracts we enter into with our direct customers generally do not include long-term commitments or minimum volumes that ensure future sales of our products. In addition, we understand that our direct customers’ contracts with end-user customers also generally do not include such commitments or minimums. Consequently, our results of operations may fluctuate significantly from period-to-period based on the actions of one or more significant direct customers or end-user customers.

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

While we plan to make additional productivity improvements in our existing East Providence facility, we are currently reliant on the three production lines in a single manufacturing facility located in East Providence, Rhode Island, as well as our third-party external manufacturing facility in China to meet our customers’ demands. Our ability to meet the demands of our customers depends on efficient, proper and uninterrupted operations at our East Providence facility and our external manufacturing facility in China. Accordingly, in the event of a significant disruption to our sole manufacturing facility or third-party external manufacturing facilities in China, or breakdown of any of the production lines at our sole manufacturing facility in East Providence, we currently do not expect that we would have sufficient inventory in stock to meet demand until the production lines return to operation or our third-party external manufacturing facilities in China deliver the required aerogel products. Furthermore, meeting the expected demand for our thermal barrier product from our automotive OEM customers may result in us not having sufficient manufacturing capacity to meet all the demand from customers in our energy industrial and sustainable insulation materials business, which could adversely impact our business and results of operations.

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

The terms of the Credit Agreement with MidCap require us to meet certain operating covenants and/or place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

On August 19, 2024, we and Aspen Aerogels Rhode Island, LLC, a Rhode Island limited liability company (Aspen RI and, together with the Company, each, a Borrower and collectively, the Borrowers) entered into a Credit, Security and Guaranty Agreement (the Credit Agreement and the facilities provided thereunder, collectively, the MidCap Loan Facility), by and among the Borrowers, MidCap Funding IV Trust, as agent (the Agent), MidCap Financial Trust, as term loan servicer, the financial institutions or other entities from time to time party thereto as lenders (the Lenders), and the other parties party thereto as additional guarantors and/or borrowers from time to time. The proceeds of the MidCap Loan Facility have been used to repurchase our outstanding convertible note that was issued to Koch, the payment of related fees and expenses and for working capital. Loans borrowed under the MidCap Loan Facility mature on August 19, 2029.

The MidCap Loan Facility is guaranteed by Aspen Mexico Holdings (together with the Borrowers and any future subsidiaries that are required to become guarantors or borrowers pursuant to the terms of the Credit Agreement, collectively, the “Loan Parties”) and is secured by a lien on substantially all existing and after-acquired assets of the Loan Parties, including the equity interest in Aspen RI, Aspen Mexico Holdings and Aspen Aerogels Georgia owned by us, in each case, subject to customary exceptions. Aspen Aerogels Georgia is not a guarantor (thus not a Loan Party) and its assets are excluded from the collateral under the MidCap Loan Facility, subject to its entrance into the DOE Loan Documents (as defined in the Credit Agreement) within one year from the closing date of the MidCap Loan Facility. To the extent the DOE Loan Documents will not be entered into within such one-year period, Aspen Aerogels Georgia will be obligated to become a Loan Party under the MidCap Loan Facility and pledge substantially all of its assets as security for the obligations thereunder.

The Credit Agreement includes representations and warranties, affirmative covenants (including reporting obligations), negative covenants and events of default that are usual and customary for facilities of this type, in each case, subject to certain permitted exceptions as set forth therein. The Credit Agreement includes financial covenants for the benefit of the Lenders, including (i) a covenant to maintain Liquidity (as defined therein) equal to or greater than $75 million at all times and (ii) a covenant to maintain EBITDA (as defined therein) equal to or greater than the specified applicable amount set forth in the Credit Agreement, tested quarterly with the first test set at $45 million commencing with the fiscal quarter ended September 30, 2024. If we default under the terms of the Credit Agreement beyond the applicable grace period, if any, the Lenders may declare all amounts outstanding under the Credit Agreement to be immediately due and payable and terminate all unused commitments to extend further credit under the Credit Agreement. If we are unable to repay the amounts due under the Credit Agreement upon such Lenders’ declaration, the Lenders could proceed against the collateral granted to it to secure the obligations under the Credit Agreement (including, but not limited to taking control of our pledged assets and foreclosing on other collateral). In the event of a default under the terms of the Credit Agreement, the Lenders could also require us to renegotiate the Credit Agreement on terms less favorable to us. Either the enforcement by the Lenders upon its declaration to accelerate the obligations under the Credit Agreement or the renegotiation of the Credit Agreement’s terms, each as mentioned above, could adversely affect our operations. Further, if we are liquidated, the Lenders’ right to repayment, as well as the right to repayment of other lenders under any additional debt financing, would be senior to the rights of the holders of our common stock. The Lenders’ interests as lenders may not always be aligned with our interests. If our interests come into conflict with those of the Lenders, including in the event of a default or an Event of Default (as defined in the Credit Agreement) under the

Credit Agreement, the Lenders may choose to act in its self-interest, which could adversely affect the success of our current and future collaborative efforts with the Lenders.

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

We are also projecting revenue growth associated with the expected demand for PyroThin thermal barriers in the EV market. To keep pace with this anticipated growth, we are planning to expand the supply of raw materials available to us by securing commitments to expand supply from existing raw material suppliers, by identifying and qualifying additional suppliers of critical raw materials, and by potentially investing in the assets and hiring the personnel required to produce certain critical raw materials directly in our second aerogel plant. However, our efforts to expand the supply of raw materials may not be successful or could lead to significant increase in our raw material costs. Any such failure or increase in raw material costs would have a material adverse effect on our ability to increase our sales or to achieve profitability.

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

To meet expected demand for our aerogel products, we plan to make additional productivity improvements in our existing East Providence facility and utilize a flexible supply strategy, including but not limited to use of our external manufacturing capabilities in China, which currently support Aspen’s Energy Industrial segment and are capable of delivering increased aerogel production capacity. Any delays or disruptions in making such productivity improvements in our existing East Providence facility or delays in supply from our external manufacturing facility in China would directly impact our ability to meet such customer demand and adversely impact our business operations and the value of the awarded business.

From time to time, we have underutilized our manufacturing lines. This excess capacity means we incur increased fixed costs in our products relative to the net revenue we generate, which could have an adverse effect on our results of operations, particularly during economic downturns. If we are unable to improve utilization levels for these manufacturing lines and correctly manage capacity, the increased expense levels will have an adverse effect on our business, financial condition and results of operations. In addition, we are operating a fabrication facility in Mexico. Facilities located in Mexico or other countries are subject to a number of additional risks and uncertainties, including increasing labor costs, which may result from market demand or other factors, political, social and economic instability, difficulty in enforcing agreements, or unexpected changes in laws, regulations or policy. Additionally, our manufacturing activities in Mexico and China may also be adversely affected by political events, terrorist events and hostilities, complications due to natural, nuclear or other disasters or the spread of an infectious disease, virus or other widespread illness. These uncertainties could have a material adverse effect on the continuity of our business and our results of operations and financial condition.

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

Demand for a significant portion of our products and services in the energy industrial and sustainable insulation materials industry depends on the level of capital expenditure by companies in the energy industry, which depends, in part, on current and expected energy prices. Prices of oil and gas have been highly volatile in the past several years with oil prices reaching a high above $100 per barrel in mid-2014 to a low below $12 per barrel in early 2020, and in 2022, climbing to over $90 per barrel. The volatility in oil prices and declines in oil prices, which are often associated with unrelated world events, such as the tensions between Russia and Ukraine and political instability in Ukraine, as well as the conflict in the Middle East and tensions between China and Taiwan, and other areas in the world, have resulted, from time to time, in a reduction in capital expenditures by many companies in the energy industry, and in particular by end-users of our products involved in the construction and expansion of offshore and onshore oil and gas production facilities. Sustained lower energy prices may also reduce our energy industrial and sustainable insulation materials end-users’ need to improve energy savings by using premium-priced insulation products like ours, thus reducing demand for our products and causing downward pressure on the pricing of our products. A sustained downturn in the capital expenditures of our energy industrial and sustainable insulation materials customers, whether due to periods of lower energy prices or a further decrease in the market price of oil and gas or otherwise, and including the perception that such a downturn might occur or continue, may delay capital projects, decrease demand for our products and cause downward pressure on the prices we charge for our products, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. Such downturns, including the perception that they might occur or continue, could have a significant negative impact on the market price of our common stock.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and its financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (the FDIC) as receiver.

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

Our business, results of operations and financial condition could be materially adversely affected by the effects of widespread public health epidemics, that are beyond our control.

Any outbreaks of contagious diseases, public health epidemics, and other adverse public health developments in countries where we, our customers, and suppliers operate could have a material and adverse effect on our business, results of operations, and financial condition. For example, following the outbreak of the COVID-19 pandemic, our sales globally, including to customers in the energy industrial and sustainable insulation materials markets were negatively impacted as a result of disruption in demand and resulted in significant volatility in the price of oil that, in effect, reduced the demand for our products used in energy industrial facilities. In addition, suppliers of our raw materials have intermittently been unable to supply the materials that we require to manufacture our products according to our schedules. The future impact of similar related disruptions to our business cannot be accurately estimated at this time.

Uncertain factors relating to the outbreak of a future public health epidemic include the duration of the outbreak, the severity of the disease, the effect of various mutated variants of the virus in circulation, the availability of vaccines, the rate of vaccination in the various geographies, and the actions, or perception of actions that may be taken, to contain or treat its impact, including declarations of states of emergency, business closures, manufacturing restrictions and a prolonged period of travel, commercial and/or other similar restrictions and limitations. While the potential economic impact of a future public health outbreak may be difficult to assess or predict, a widespread pandemic could result in significant or sustained disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity.

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

These customers’ expenditures have historically been cyclical in nature and vulnerable to economic downturns. In particular, profitability in the energy industry is highly sensitive to supply and demand cycles and commodity prices, which historically have been volatile; and our customers in this industry historically have tended to delay large capital projects, including expensive maintenance and upgrades, during industry downturns. Delays in customer projects may cause fluctuations in the timing or the amount of revenue earned and our results of operations in a particular period. Prolonged periods of little or no economic growth could decrease demand for oil and gas, which, in turn, could result in lower demand for our products and a negative impact on our results of operations and cash flows. This risk increases as we seek to increase the project-based revenue as a percentage of the total revenue. In addition, this cyclical demand and potential customer project delays may lead to significant shifts in our results of operations from quarter to quarter and from year to year, which limits our ability to make accurate long-term predictions about our future performance. We estimate that sales to end-user customers in the energy industry accounted for approximately 32% of our 2024 revenues and we expect that they will continue to account for a significant portion of our future revenues.

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

Furthermore, we face substantial competition in commercializing battery materials for lithium-ion battery systems in EVs. We will compete with other companies, many of whom are developing, or can be expected to develop, products similar to ours. Some of our competitors have greater name recognition and a larger customer base. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. We will not only compete with providers of other long-term solutions, such as lithium metal anode, but also with other well-engineered silicon rich anode materials provided by well-capitalized startups with longer experience with silicon-based anodes. Thus, competing silicon-rich anode solutions, even if more expensive, may provide better mid-term solutions for increased energy densities before long-term solutions such as lithium metal anodes become viable. We cannot provide any assurance that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not harm our business, particularly as it relates to the EVs market.

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

In the EV market, we are seeking to engage with industry leaders to assist in the optimization of our proprietary and patented carbon aerogels to improve the performance and cost of lithium-ion batteries. We previously entered into an evaluation agreement with SKC Co., Ltd. to explore the potential use of Aspen’s silicon-rich carbon aerogel materials in the anode of lithium-ion batteries. We are also exploring silicon materials from various suppliers for use with our solutions. With the support of such third parties, we are seeking to focus our technical development and accelerate the potential commercialization of these carbon aerogel materials in the EV market.

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

For a significant portion of our revenues, we rely on sales to distributors who then sell our products to end-users in our target markets. Our success depends, in part, on our maintaining satisfactory relationships with these distributors and developing new relationships in new geographies. Our distributors require us to meet expectations of delivery, quality, and pricing of our products, at both the distribution channel level and at the level of the end-user of our products. If we fail to meet expected standards, our revenues would decline and this could materially adversely affect our business, results of operations, and financial condition. In addition, we have been unable at times to produce sufficient amounts of our products to meet demand from our distributors and customers and we may not be able to avoid capacity constraints in the future if demand exceeds our expectations or we fail to expand our capacity in our East Providence facility or through our external manufacturing facility in China, in a timely manner. If we are unable to deliver our products within such short timeframes, we may be at risk of losing direct or end-user customers. Accordingly, shortfalls in sales could materially adversely affect our business and results of operations.

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

Most of our operating expenses, such as manufacturing facility expenses, employee compensation and research expenses, are either relatively fixed in the short-term or incurred in advance of sales. In addition, our spending levels are based in part on our expectations regarding future revenues. As a result, if revenues for a particular quarter are below expectations, we may not be able to proportionately reduce operating expenses for that quarter. Our reliance on sales to a limited number of direct customers, distributors and end-user customers, the length of our sales cycles and the potentially increasing percentage of our products sold for use in capital projects each can cause sporadic demand for our products that would limit our ability to predict future sales. This limitation could result in our being unable to reduce spending quickly enough to compensate for reductions in sales and could therefore adversely affect our results of operations for any particular operating period. Additionally, as we pursue rapidly evolving opportunities in the EV market, we will continue to incur expenses as we seek to implement and increase our capabilities and production capacity. The costs associated with these measures are being and will continue to be incurred in advance of our anticipated revenue opportunities, which may negatively impact our results of operations and profitability in the near term.

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

If, for any reason, including our inability to obtain financing, our planned productivity improvements in our existing East Providence facility should fail to be completed in a timely manner, or at all, or any of the production lines in our existing or future manufacturing facilities do not operate according to our expectations, sales and or profitability may be impeded, our growth may be hindered and our business or results of operations may be materially adversely affected.

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
•
the challenges of operating technically advanced or higher volume equipment than currently employed at our existing East Providence facility;

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

The manufacturing of our silicon-rich carbon aerogel anode materials at the required scale and at a competitive cost may be challenging. Our silicon-rich anode materials are designed to replace graphite partially or completely in current graphitic anodes. Graphite prices are at least an order of magnitude lower than projected cost of our silicon-rich materials. In order to participate in the silicon-rich anode market with any meaningful market share, we need to rapidly scale up our processes to make hundreds of tons per year. Though we have had prior experience successfully scaling up silica-based aerogels, carbon aerogels and silicon-carbon composite aerogels may present their own unique technical and supply chain challenges that may be difficult to overcome in short order, which may adversely impact our business.

If the expected growth in the demand for our products does not follow after each of our planned capacity expansions, then our business will be materially adversely affected.

Our long-term growth plan requires that we continue to increase our production capacity. As we pursue our capacity expansion plans, we will incur additional capital expenditures and increased levels of manufacturing expenses in anticipation of expected demand for our products. In particular, we expect that these additional expenditures will be made by us in advance of the existence of the demand that would ensure the most efficient use of our planned new capacity. As a result, if the expected growth in demand for our products fails to materialize within a reasonable amount of time following each of our planned capacity expansions, whether because of low oil and gas prices, the failure of our automotive OEM customers to place firm orders at levels anticipated based on our awarded business expectations, the loss of a significant customer, our inability to grow our sales of EV products, the failure to develop new markets or for any other reason, then we would suffer decreased levels of cash flow and our financial condition and results of operations would be adversely affected.

Growth has placed significant demands on our management systems and our infrastructure. If we fail to manage our long-term growth effectively, we may be unable to execute our business plan, address competitive challenges and meet applicable product specifications and technical and delivery requirements.

We may be unable to manage our growth. To manage future growth, we must continue to:

•
improve our manufacturing, sales and marketing, and engineering organizations;
•
enhance our research and development capabilities and resources;
•
improve regulatory compliance, financial control and reporting systems; and
•
expand our manufacturing, fabrication and distribution facilities and capacity.

All of these measures will require additional expenditures and will demand the attention of management. At certain points in the past, significant growth in demand for our products has put our management and operating systems under strain. In addition, the costs associated with and the resources necessary for our capacity expansion plans could exceed our expectations and result in a materially adverse impact on our business, results of operations, financial condition, and cash flows. Furthermore, we compete for personnel and advisors with other companies and other organizations, many of which are larger and have greater name recognition and financial and other resources than we do. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or adequately recruit, train, and retain qualified personnel. Any inability to manage growth could result in a loss of existing customers and revenues, delays in the execution of our business plans, and disruption of our operations. If we fail to achieve the necessary level of efficiency in our organization as it grows, it could have a material adverse impact on our business, results of operations and financial conditions.

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

We operate on a global basis, with 43% of our product sales in 2024 made to destinations outside of the United States, including Canada, Mexico, Europe, United Kingdom, Asia, South America, and the Middle East. Our business operations and sales in countries outside of the United States are subject to anti-corruption, anti-bribery and anti-kickback laws and regulations, including restrictions imposed by the FCPA, as well as the United Kingdom Bribery Act of 2010 (the UK Bribery Act). The FCPA, UK Bribery Act, and similar anti-corruption, anti-bribery and anti-kickback laws in other jurisdictions generally prohibit companies, their intermediaries and their agents from making improper payments to government officials or any other persons for the purpose of obtaining or retaining business. We operate and sell our products in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-corruption, anti-bribery and anti-kickback laws may conflict with local customs and practices. We train our employees concerning anti-corruption, anti-bribery, and anti-kickback laws and have policies in place that prohibit employees from making improper payments. We continue to implement internal controls and procedures designed to ensure that we comply with anti-corruption, anti-bribery, and anti-kickback laws, rules and regulations and mitigate and protect against corruption risks. We cannot provide assurance that our internal controls and procedures will protect us from reckless, criminal or other acts committed by our employees or third-parties with whom we work. If we are found to be liable for violations of the FCPA or similar anti-corruption, anti-bribery, and anti-kickback laws in international jurisdictions, either due to our own acts or out of inadvertence, or due to the acts or inadvertence of others, we could suffer criminal or civil fines or penalties or other repercussions, including reputational harm, which could have a material adverse effect on our business, results of operations, and financial condition.

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

In addition, certain technological advancements may render our products obsolete. In particular, the future direction of EV battery packs may strike a commercially reasonable balance between the need for higher energy densities and the need for better safety outcomes. A rapid progress towards technologies such as solid electrolytes, safer electrode active materials (such as lithium iron phosphate (LFP) cathodes) may provide a better balance of energy density and safety, render our premium thermal barriers obsolete and have a material adverse effect on our business, financial condition and results of operations.

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

The secure processing, storage, maintenance, and transmission of this critical information is vital to our operations and business strategy, and we devote resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to breakdowns, attacks by hackers, viruses, breaches or interruptions due to employee error, malfeasance or other disruptions, faulty password management or lapses in compliance with privacy and security mandates. Any such virus, breakdown, attack, breach, or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost, or stolen. Third parties may attempt to fraudulently induce employees or other persons into disclosing usernames, passwords or other sensitive information, which may in turn be used to access our information systems, commit identity theft or carry out other unauthorized or illegal activities. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Additionally, leveraging artificial intelligence (AI) capabilities to potentially improve internal functions and operations presents further risks and challenges, including the possibility of creating new attack methods for adversaries. The use of AI to support business operations carries inherent risks related to data privacy, intellectual property, and security, such as intended, unintended, or inadvertent transmission of proprietary, confidential, or sensitive information, as well as challenges related to implementing and maintaining AI tools, such as developing and maintaining appropriate datasets for such support. If we fail to implement adequate safeguards, the use of AI may introduce additional operational vulnerabilities by producing inaccurate outcomes based on flaws in the underlying data or methodologies, or unintended results.

We engage third-party vendors and service providers to store and otherwise process some of our data, including sensitive and personal information. Our vendors and service providers may also be the targets of the risks described above, including cyberattacks, ransomware, malicious software, phishing schemes, fraud and the increased use of AI. From time to time, we get notifications that such vendors experienced cyber security breaches. Our ability to monitor our vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, disclosure, loss or destruction of our data, including sensitive and personal information, and disruption of our or third-party service providers’ systems. We and our third-party service providers may face difficulties in identifying, or promptly responding to, potential security breaches and other instances of unauthorized access to, or disclosure or other loss of, information. Any hacking or other attack on our or our third-party service providers’ or vendors’ systems, and any unauthorized access to, or disclosure or other loss of, information suffered by us or our third-party service providers or vendors, or the perception that any of these have occurred, could result in legal claims or proceedings, loss of intellectual property, liability under laws that protect the privacy of personal information, negative publicity, disruption of our operations and damage to our reputation, which could divert our management’s attention from the operation of our business and materially and adversely affect our business, revenues and competitive position. Moreover, we may need to increase our efforts to train our personnel to detect and defend against cyber- or phishing-attacks, which are becoming more sophisticated and frequent, and we may need to implement additional protective measures to reduce the risk of potential security breaches, which could cause us to incur significant expenses. Recently, Russian ransomware gangs have threatened to increase hacking activity against critical infrastructure of any nation or organization that retaliates against Moscow for its invasion of Ukraine. Any such increase in such attacks on our third-party provider or other systems could adversely affect our network systems or other operations. We have measures in place that are designed to detect and respond to such security incidents and breaches of privacy and security mandates, but there can be no assurance that our efforts will prevent or detect such breakdowns or breaches in our systems, if at all.

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

During 2014 and in 2024, we performed analyses pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, as well as similar state provisions, in order to determine whether any limitations might exist on the utilization of net operating losses and other tax attributes. Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards attributable to the period prior to such change. Based on our 2014 analyses, we determined that it is more likely than not that an ownership change occurred on June 18, 2014 upon the closing of our IPO, resulting in an annual limitation on the use of our net operating losses and other tax attributes as of such date. As a result, our prior net operating losses were limited to $155.2 million, including built-in gains of $42.0 million at the date of that ownership change. During the year ended December 31, 2024, we performed a Section 382 ownership analysis and determined that no ownership change had occurred (within the meaning of Section 382 of the Internal Revenue Code) as a result of our financings since our IPO. The use of our net operating loss carryforwards may be restricted in the future in the event of any changes in our ownership.

Trends in adoption of cathode chemistries may adversely affect the adoption of silicon-rich carbon aerogels that we are developing for use in anodes.

Success in adoption of our silicon rich anode materials that we are developing for use in anodes depends on the need for matching cathode chemistries requiring high anode performance. Cathodes typically comprise oxides of metals such as nickel, manganese, aluminum and cobalt. One current trend is towards developing a higher nickel and lower (or no) cobalt-based cathode. Such cathodes require a matching higher performance anode like those manufactured with our silicon-rich carbon aerogel materials. Another trend is to use lower capacity, but safer cathode chemistries such as lithium iron phosphate LFP. Certain battery manufacturers and automotive OEMs have already brought vehicles to the market with LFP cathodes. While vehicles with LFP cathodes may have lower energy densities leading to lower driving ranges, they are safer and have lower costs. If mass-market adoption of lower performance chemistries such as LFP continues, the demand for higher performing anodes including those containing our silicon-rich carbon aerogel materials will be reduced or limited to higher end vehicles, thus limiting our market participation.

We or the third parties upon which we depend may be adversely affected by general political, unstable market and economic conditions and other events beyond our control and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

We are subject to the risks arising from adverse changes in market and economic and political conditions, both domestically and globally, including trends toward protectionism and nationalism, other unfavorable changes in economic conditions as well as disruptions in global credit and financial markets, such as inflation, failures and instability in U.S. and international banking systems, downgrades of the U.S. credit rating, rising interest rates, slower economic growth or a recession, and other events beyond our control, such as natural disasters, pandemics, epidemics, political instability, and armed conflicts and wars, including the ongoing conflict between Russia and Ukraine, the conflict in the Middle East and tensions between China and Taiwan. The short and long-term implications of Russia’s invasion of Ukraine, the conflict in the Middle East and tensions between China and Taiwan are difficult to predict at this time. We continue to monitor any adverse impact that the outbreak of war in Ukraine and the subsequent institution of sanctions against Russia by the United States and several European and Asian countries may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and customers, as well as the ongoing tensions between China and Taiwan. For example, a prolonged conflict may result in challenges associated with timely receipt of customer payments and banking transactions, increased inflation, escalating energy prices and constrained availability, and thus increasing costs, of raw materials.

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

If the equity and credit markets deteriorate, it may make any necessary equity or debt financing more difficult to secure, more costly or more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could harm our growth strategy, financial performance and stock price and could require us to delay or abandon plans with respect to our business. Further, if the financial institutions with which we do business enter receivership or become insolvent in the future, there is no guarantee that the Department of the Treasury, the Federal Reserve and the FDIC will intercede to provide us and other depositors with access to balances in excess of the $250,000 FDIC insurance limit, that we would be able to access our existing cash, cash equivalents and investments, that we would be able to maintain any required letters of credit or other credit support arrangements, or that we would be able to adequately fund our business for a prolonged period of time or at all, any of which could have a material adverse effect on our business, financial condition and results of operations. We cannot predict the impact that the high market volatility and instability of the banking sector more broadly could have on economic activity and our business in particular. In addition, there is a risk that one or more of our current service providers, external manufacturing facilities or other third parties with which we conduct business may not survive difficult economic times, the ongoing conflict between Russia and Ukraine, the conflict in the Middle East, the tensions in Asia, the instability of the banking sector, and the uncertainty associated with current worldwide economic conditions, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

Where we consider it appropriate, our strategy is to seek patent protection in the United States and other countries on technologies used in or relating to our aerogel product forms, applications and manufacturing technologies. As of December 31, 2024, we had 83 issued U.S. patents and 271 issued foreign patents. The issuance of a patent is not conclusive as to its scope, validity or enforceability. Thus, any patent held by us or to be issued to us from a pending patent application, could be challenged, invalidated or held unenforceable in litigation or proceedings before the USPTO and/or other patent tribunals in the United States or in foreign jurisdictions. Third parties could develop technologies that circumvent the patent protection we have secured. No consistent policy regarding the breadth of patent claims has emerged to date in the United States and the landscape could become more uncertain in view of future rule changes by the USPTO, the introduction of patent reform legislation and decisions in patent law cases by the federal courts including the United States Supreme Court.

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

Our potential inability to adequately protect our intellectual property as a result of engaging external manufacturing facilities in China for the supplemental supply of our aerogel products could negatively impact our performance.

In connection with our engagement of external manufacturing facilities in China, we expect to implement customary manufacturer safeguards onsite, such as the use of confidentiality agreements with employees, to protect our proprietary information and technologies during the manufacturing process of our aerogel products. However, these safeguards may not effectively prevent unauthorized use of such information and technical know-how, or prevent the external manufacturing facilities from retaining them. Although the courts in China are increasing and broadening their protection of intellectual property rights, the legal regime governing intellectual property rights in China is relatively immature and it is often difficult to create and enforce intellectual property rights or protect trade secrets there. We face risks that our proprietary information may not be afforded the same protection in China as it is in countries with well-developed intellectual property laws, and local laws may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights in China, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position. In the event that the third-party external manufacturing facilities of our proprietary aerogel product misappropriates our intellectual property, our business, prospects and financial condition could be materially and adversely affected.

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

As a public company we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The New York Stock Exchange and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming. We are subject to the reporting requirements of the Exchange Act that require us to file, among other things, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K. Under Section 302 of the Sarbanes-Oxley Act as a part of each of these reports, our chief executive officer and chief financial officer are required to evaluate and report their conclusions regarding the effectiveness of our disclosure controls and procedures and to certify that they have done so. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. The process of documenting our internal controls and complying with Section 404 is expensive and time consuming, and requires significant attention of management.

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

Pursuant to Section 404(a) of the Sarbanes-Oxley Act, we have furnished a report by management on the effectiveness of our internal control over financial reporting for the fiscal year ended December 31, 2024 and will continue to do so in each year thereafter. This assessment is required to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting for the year ended December 31, 2024 and subsequent years.

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

The price of our common stock fluctuates in a broad range. For example, on April 21, 2023 the closing price of our shares of common stock was $5.51 and on August 19, 2024, the closing price of our shares of common stock was $31.72. Such fluctuations may be due to a number of factors, including the following, some of which are beyond our control:

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
•
changes in accounting principles;
•
general U.S. and global economic conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors; and
•
other risks described herein.

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

In addition, as a Delaware corporation, we are subject to Delaware law, including Section 203 of the DGCL. In general, Section 203 prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder unless certain specific requirements are met as set forth in Section 203. These provisions, alone or together, could have the effect of deterring or delaying changes in incumbent management, proxy contests or changes in control.

Our restated certificate of incorporation designates a state or federal court located within the State of Delaware as the exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our restated certificate of incorporation provides that, subject to limited exceptions, a state or federal court located within the State of Delaware will be the exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the DGCL, our restated certificate of incorporation or our restated bylaws, or (4) any other action asserting a claim against us that is governed by the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act. It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision and asserts claims under the Securities Act, inasmuch as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rule and regulations thereunder. There is uncertainty as to whether a court would enforce such provision with respect to claims under the Securities Act, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our restated certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

Our shareholders may experience future dilution as a result of future equity offerings.

In addition to our issuance of 6,060,607 shares of common stock in a registered public offering in December 2023 and our issuance of 4,887,500 shares of our common stock in an underwritten public offering in October 2024, we may offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock in order to raise additional capital in the future. We cannot assure our shareholders that we will be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share our shareholders paid for our shares. Investors purchasing shares or other securities in the future could have rights, preferences or privileges senior to those of our shareholders and our shareholders may experience dilution. Our shareholders may incur additional dilution upon the exercise of any outstanding stock options or warrants, the issuance of shares of restricted stock, the vesting of restricted stock units, or the issuance, vesting or exercise of other equity awards.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Exchange Act that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “seek,” “may,” “plan,” “potential,” “predict,” “project,” “targets,” “likely,” “will,” “would,” “could,” “should,” “continue,” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our projections of the future that are subject to known and unknown risks and uncertainties and other factors that may cause our actual results, level of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. The description of our Business set forth in Item 1, the Risk Factors set forth in this Item 1A and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 as well as other sections in this report, discuss some of the factors that could contribute to these differences. These forward-looking statements include, among other things, statements about:

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
•
the current or future trends in the energy, energy industrial, chemical and refinery, LNG, sustainable insulation materials, EV thermal barrier, EV battery materials or other markets and the impact of these trends on our business;
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
•
our belief that we can make additional productivity improvements in our existing East Providence facility and utilize a flexible supply strategy, including but not limited to use of our external manufacturing capabilities in China, which currently support Aspen’s Energy Industrial segment and are capable of delivering increased aerogel production capacity for 2025 and beyond;
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
•
our expectations about future material costs and manufacturing expenses as a percentage of revenue, including the impact of engaging one or more external manufacturing facilities in China for the supplemental supply of our aerogel products; our expectation about the ability of the Chinese external manufacturing facilities that we engage to consistently supply the aerogel product that we order in a timely manner;
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
•
our expectations that the operating expenses will decrease in absolute dollars and decrease as a percentage of revenue in 2025, our research and development expenses will decrease in absolute dollars and increase as a percentage of revenue in 2025, our sales and marketing expenses will decrease in absolute dollars and decrease as a percentage of revenue in 2025, and our general and administrative expenses will decrease in absolute dollars and decrease as a percentage of revenue in 2025;
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
•
our beliefs about our Mexico thermal barrier assembly facility and our external manufacturing facility in China, and their timely operations, their ability to meet the demand, the growth in thermal barrier demand to match the assembly operation and vice versa; and
•
our ability to shift thermal barrier assembly operations from East Providence, Rhode Island to Mexico in a timely manner.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

We recognize the critical importance of maintaining the trust and confidence of customers, suppliers, business partners and employees toward our business and are committed to protecting the confidentiality, integrity and availability of our business operations and systems. Our Board of Directors is actively involved in oversight of our risk management activities, and cybersecurity represents an important element of our overall approach to risk management. Our cybersecurity policies, standards, processes and practices are based on recognized frameworks established by the National Institute of Standards and Technology (NIST) the International Organization for Standardization and other applicable industry standards. Our customers’ requirements for their suppliers to have certain cybersecurity policies, standards and processes in place also drives and guides some of our policies and practices. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Cybersecurity Risk Management and Strategy; Effect of Risk

We face risks related to cybersecurity such as unauthorized access, cybersecurity attacks and other security incidents, including as perpetrated by hackers and unintentional damage or disruption to hardware and software systems, loss of data, and misappropriation of confidential information. To identify and assess material risks from cybersecurity threats, we maintain a comprehensive cybersecurity program to ensure our systems are effective and prepared for information security risks. The program includes regular oversight of our programs for security monitoring for internal and external threats to ensure the confidentiality and integrity of our information assets. We consider risks from cybersecurity threats alongside other company risks as part of our overall risk assessment process. We employ a range of tools and services, including regular network and endpoint monitoring, audits, vulnerability assessments, penetration testing, threat modeling and tabletop exercises to inform our risk identification and assessment. As discussed in more detail under “Cybersecurity Governance” below, our Audit Committee provides oversight of our cybersecurity risk management and strategy processes, which are led by our Director of Information Security, our Chief Financial Officer and our Chief Legal Officer.

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
•
leverage the NIST incident handling framework to help us identify, protect, detect, respond and recover when there is an actual or potential cybersecurity incident; and
•
carry cybersecurity risk insurance that provides protection against the potential losses arising from a cybersecurity incident.

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

At least quarterly, our Audit Committee receives an update from management of our cybersecurity threat risk management and strategy processes covering topics such as data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, our incident response plan, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. Our Audit Committee receives prompt and timely information regarding any known or suspected cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. In addition, our Audit Committee has established a Cybersecurity Subcommittee, comprised of four Audit Committee members and members of management, including the Director of Information Security, Chief Financial Officer, and Chief Legal Officer, which meets quarterly to review materials concerning the ongoing maturation of the Company’s cybersecurity program, the effectiveness of its information security controls, and current and emerging material cybersecurity threat risks. Our Audit Committee, and its Cybersecurity Subcommittee receive materials discussing current and emerging material cybersecurity threat risks, and describing our ability to mitigate those risks, as well as recent developments, evolving standards, technological developments and information security considerations arising with respect to our peers and third parties.

Members of our Audit Committee and Board of Directors are also encouraged to regularly engage in conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs. Members of our Audit Committee and Board of Directors continue to receive updates around the cybersecurity threat landscape and ongoing best practices as a means of continuing education in the area. Material cybersecurity threat risks are also considered during separate Board meeting discussions of important matters like enterprise risk management, operational budgeting, business continuity planning and disaster recovery, product management, and other relevant matters.

Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Director of Information Security, Chief Financial Officer and Chief Legal Officer. Such individuals have collectively over 30 years of prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs, as well as several relevant degrees and certifications, including Certified Information Security Manager, Certified Information Systems Auditor, Certified Information Systems Security Professional, Global Information Assurance Certification, Certified Professional Hacker. These management team members are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. As discussed above, these management team members and other relevant subject matter experts report to the Audit Committee of our Board of Directors, as well as the Cybersecurity Subcommittee of the Audit Committee, about material cybersecurity threat risks, among other cybersecurity related matters, on a quarterly basis.

Item 2. PROPERTIES

Our corporate headquarters are located in Northborough, Massachusetts, where we occupy approximately 51,650 square feet under a lease expiring on December 31, 2031. We also own an approximately 148,000 square foot manufacturing facility in East Providence, Rhode Island. We lease additional spaces for research, administrative, manufacturing, and warehousing purposes in six locations in the United States and two in Mexico under leases expiring between March 31, 2025 and April 30, 2034. The table below shows a summary of the square footage of these locations as of December 31, 2024:

Leased Properties by Location
(In square ft.)
East Providence, RI	200,569
Marlborough, MA	58,965
Monterrey, MX	266,381
Northborough, MA	56,650
Statesboro, GA	62,031

Item 3. LEGAL PROCEEDINGS

Patent Enforcement Actions Initiated by Aspen

•
On January 28, 2021, a search order was executed and relevant evidence secured at the principal places of business of AMA S.p.A. and AMA Composites S.r.l. (collectively, AMA) in San Martino in Rio and Campogalliano, respectively, based on an ex-parte search order issued by the Court of Genoa, Italy at our request in connection with alleged infringement of the Italian part of our patents previously asserted successfully against Nano and Alison in Germany. The Court of Genoa subsequently held a hearing and confirmed the validity of the search order and its execution. While the search proceedings do not take a position on the infringement issues, we may use any evidence collected during the search proceedings to prove infringement. As a result, on May 3, 2021, we filed an infringement complaint, a writ of summons, as known in Italy, at the Court of Genoa alleging that AMA has infringed the Italian part of three European patents (same patents asserted in the German litigation) and a patent on composition of aerogel-based composites in connection with AMA’s resale of aerogel products supplied by Chinese companies and sale of any products derived therefrom. We are seeking monetary damages and preliminary injunction of AMA’s alleged infringing activities. We issued a press release on May 6, 2021 describing the patent enforcement action of May 3, 2021, or the Press Release. On June 7, 2021, AMA served us a copy of a request it previously filed with the Court of Genoa seeking an ex-parte preliminary injunction, or PI, against us alleging the Press Release constituted anti-competitive conduct and that it infringed AMA’s trademark rights. The service of the request followed the court’s prior denial of the ex-parte order and an order requiring AMA to serve the request on us. The court subsequently conducted an oral hearing on June 15, 2021. On June 24, 2021, the court denied AMA’s request for a PI, reasoning that our Press Release was factually accurate, was not misleading, distinguished facts from opinions and that it was neither anti-competitive nor did it infringe trademark rights of AMA. The Court also ordered AMA to pay certain of our legal fees. On July 5, 2021, AMA informed us that it has decided not to appeal the denial of June 24, 2021. We subsequently learned that AMA had also made a criminal complaint against our chief executive officer for defamation in connection with the Press Release. On December 31, 2021, the local prosecutor, after reviewing the underlying facts, rejected AMA’s arguments and requested the judge overseeing the matter to dismiss the complaint against our chief executive officer, which the judge did in April 2022. In November 2022, we learned that AMA had filed a second criminal complaint in a different jurisdiction in Italy. The second criminal complaint contains the same allegations based on the same underlying facts as the first, however; the judge in this jurisdiction has ordered the local prosecutor to carry out additional investigations and to identify the address of our chief executive officer for service. In March 2023, we learned the prosecutor requested dismissal of the second criminal complaint. In June 2023, we learned the judge formally dismissed the second criminal complaint. In response to our infringement complaint, AMA also added as a counter-claim in connection with its claims regarding the Press Release, those same claims that it previously sought a preliminary injunction, which was denied by the court. On April 15, 2022, the judge in the infringement case appointed two technical experts to provide a technical assessment of validity and infringement. On December 31, 2022, we and AMA each filed the first technical briefs to the experts detailing our positions on validity and infringement. In January and February 2023, we and AMA each filed second and third technical briefs to the experts addressing further arguments on validity and infringement. In May 2023, the technical experts issued their preliminary report on validity and infringement in which they found that two of the asserted manufacturing patents were valid and that the third would be valid with a minor correction. The experts also found that two of the manufacturing patents were infringed by AMA products purchased from Nano Tech Co., Ltd. but that the scope of the composition patent was limited such that AMA’s products did not infringe the claims. In June 2023, we and AMA each filed observations on the preliminary report from the technical experts. In July 2023, the experts filed their final report, which confirmed the conclusions from their preliminary report. On July 26, 2023, we filed a motion for preliminary injunction requesting the court to enjoin AMA’s sale of infringing aerogel products supplied by Nano Tech Co. Ltd. During September 2023, we and AMA submitted technical briefs regarding our motion for preliminary injunction. On October 27, 2023, the judge issued an order dismissing our motion. On November 7, 2023, we appealed the judge’s decision to a panel of the Court of Genoa and a hearing was held on November 29, 2023. In February 2024, the Court issued an order dismissing our appeal, and the proceedings continued throughout 2024. In January 2025, we reached a mutual agreement to resolve our patent infringement action against AMA, and the Court issued an order removing the case from the docket on January 28, 2025. This settlement concludes our legal action against AMA regarding the unauthorized sale of infringing aerogel insulation materials in Europe.

•
On April 18, 2023, we filed a patent infringement complaint at the Seoul Central District Court and a petition for investigation of unfair trade practices in the Korea Trade Commission (KTC). The complaint and petition alleged that Beerenberg Services AS, Beerenberg Korea Ltd., and Bronx (China) Co., Ltd. have infringed several of our Korean patents in connection with the import and sale of certain aerogel products in Korea. The asserted patents include (a) Korean patents related to high performance reinforced aerogel compositions and (b) Korean counterparts of the patents previously successfully asserted against Nano Tech Co., Ltd. and Guangdong Alison Hi Tech., Ltd. in Germany and the US. We are seeking injunctive relief and monetary damages against the defendants. On May 30, 2023, we learned of a decision by the KTC to institute an investigation against Beerenberg Korea Ltd. and Bronx (China) Co., Ltd. on the basis of our petition. On August 4, 2023, Beerenberg Korea Ltd. and Bronx (China) Co., Ltd. submitted answers to our petition in which they confirmed that the accused infringing products are manufactured in China by Bronx (China) Co., Ltd. and imported into Korea by Beerenberg Korea Ltd. On August 17, 2023, we submitted responses to the answers from Beerenberg and Bronx. In April 2024, the Korea Trade Commission (“KTC”) concluded its investigation into unfair international trade practices by Beerenberg Korea Ltd. and Bronx (China) Co., Ltd., with a decision that our asserted composition patent claims were invalid and our asserted process patent claims were not infringed. The KTC decision is under appeal in the Seoul Administrative Court. In October 2024, the Korean Intellectual Property Trial and Appeal Board (“IPTAB”) issued decisions in invalidation actions filed by Beerenberg Korea Ltd. against our patents finding the patents invalid. In November 2024, the Korean IPTAB issued a decision in the invalidation action filed in September 2023 by LG Chem Ltd. against one of the Korean patents opposed by Beerenberg, also finding the patent invalid. In December 2024, the Korean IPTAB issued decisions in invalidation actions filed by Bronx (China) Co., Ltd. against our process patents finding the patents invalid. We disagree with the IPTAB decisions in the Beerenberg, LG Chem, and Bronx oppositions. We disagree with the IPTAB decisions in both the Beerenberg and LG Chem oppositions. Pro forma appeals at the Korean IP High Court were filed in January 2025 in the Beerenberg oppositions and in February 2025 in the LG Chem opposition. The Bronx opposition decisions are also subject to appeal to the Korean IP High Court. Our patent infringement case against Beerenberg Services AS and Beerenberg Korea Ltd. at the Seoul District Court remains stayed pending the final outcome of the IPTAB proceedings and the associated appeals. The opposition filed in August 2023 by LG Chem Ltd. at the Japanese Patent Office against a Japanese counterpart of the Korean patents was concluded in our favor with a decision to maintain the patent and issuance of new Certificate of Patent on May 3, 2024.

Other Litigation Matters

In October 2022, we were served with a summons from Aerogels Poland Nanotechnology LLC (APN), a former distributor of our products in Poland with whom we previously terminated our distribution agreements because of APN’s failure to pay amounts due to us. The summons asserts causes of action for declaratory judgment, breach of contract, breach of implied contract, equitable estoppel and fraud, and states that plaintiffs will seek declaratory judgment, actual and liquidated damages in the sum of $20 million, in addition to attorneys’ fees. We were not served with any complaint at the time the summons was served. In December 2022, we filed a notice of appearance in New York County Supreme Court and a demand upon plaintiffs to file and serve a complaint. In March 2023, plaintiffs filed a complaint asserting various causes of action consistent with those set forth in the October 2022 summons, and a demand for monetary damages and other relief in excess of $16 million. In July 2023, we filed a motion to compel arbitration, and in February 2024, the Court granted our motion and stayed the litigation pending arbitration. On March 7, 2024, APN filed a Notice of Appeal, indicating its intent to appeal the Court’s decision ordering arbitration. However, APN has yet to perfect its appeal. To the extent APN seeks to pursue claims in an arbitration proceeding, Aspen intends to continue to vigorously defend this matter, including seeking its legal costs.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

Our common stock is trading on The New York Stock Exchange (NYSE), under the symbol “ASPN.” As of February 25, 2025, there were approximately 31 stockholders of record of our common stock.

Dividends

We have not paid dividends to our stockholders since our inception, and we do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance the development and expansion of our business.

Stock Performance Graph

This performance graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Comparison of Cumulative Total Return

Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities. Not applicable.

(b) Use of Proceeds from Initial Public Offering of Common Stock. Not applicable.

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers. We did not repurchase any of our equity securities during the year ended December 31, 2024.

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

Products

Our core businesses are organized into two reportable segments: Thermal Barrier and Energy Industrial. The following describes our key product offerings and new product innovations by reportable segment.

Thermal Barrier

We are actively developing a number of promising aerogel products and technologies for the electric vehicle (EV) market. We have developed and are commercializing our proprietary line of PyroThin® aerogel thermal barriers for use in battery packs in EVs. Our PyroThin product is an ultra-thin, lightweight and flexible thermal barrier designed with other functional layers to impede the propagation of thermal runaway across multiple lithium-ion battery system architectures. Our thermal barrier technology is designed to offer a unique combination of thermal management, mechanical performance and fire protection properties. These properties enable EV manufacturers to achieve critical battery performance and safety goals. In addition, the Company's carbon aerogel initiative seeks to increase the performance of lithium-ion battery cells to enable EV manufacturers to reduce charging time and the cost of EVs.

The commercial potential for our PyroThin thermal barriers and our carbon aerogel initiative in the EV market is significant.

We have entered into multi-year production contracts with a number of automotive EV original equipment manufacturer (OEM) customers to supply fabricated, multi-part thermal barriers for use in the battery systems of their EV models. These customers include General Motors LLC (GM), Toyota, Scania, Automotive Cells Company, which is a battery cell joint venture between Stellantis N.V, Saft-TotalEnergies and Mercedes-Benz (ACC), Audi, a luxury brand of the Volkswagen Group, Volvo Truck, and a large EU battery manufacturer to supply a next generation vehicle platform of a major EU luxury sports car brand. We are currently supplying thermal barrier production parts to both General Motors and Toyota, and thermal barrier prototype parts to a number of global manufacturers of EVs, grid storage and home battery systems. During 2024, 2023 and 2022, we sold $306.8 million, $110.1 million and $55.6 million, respectively, of our PyroThin thermal barriers.

Energy Industrial

We also design, develop and manufacture innovative, high-performance aerogel insulation used primarily in the energy industrial market. We believe our aerogel blankets deliver the best thermal performance of any widely used insulation product available on the market today and provide a combination of performance attributes unmatched by traditional insulation materials. Our end-user customers select our products where thermal performance is critical and to save money, improve resource efficiency, enhance sustainability, preserve operating assets and protect workers. Our insulation is used by oil producers and the owners and operators of refineries, petrochemical plants, liquefied natural gas (LNG) facilities, power generating assets and other energy industrial sites. Our Pyrogel® and Cryogel® product lines have undergone rigorous technical validation by industry leading end-users and achieved significant market adoption.

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

Manufacturing Operations

We manufacture our products using our proprietary technology at our facility in East Providence, Rhode Island. We have operated the East Providence facility since 2008 and have increased our capacity in phases. During 2024, we converted our East Providence facility to support the growth of the thermal barrier program. To meet expected demand for our aerogel products, we plan to make additional productivity improvements in our existing East Providence facility and utilize a flexible supply strategy, including but not limited to use of our external manufacturing capabilities in China, which currently support Aspen’s Energy Industrial segment and are capable of delivering increased aerogel production capacity. We expect that the productivity improvements in our existing East Providence facility as well as the supply from our external manufacturing facility will permit us to achieve our target revenue capacity in 2025. Pursuant to our supply contract with this contract manufacturer, they are obligated to deliver products to us as we issue purchase orders on an as-needed basis through the term of the contract. The contract automatically renews year-to-year unless either party notifies the other of its intention not to renew the contract. While we have agreed to purchase our requirement for certain Energy Industrial products from the contract manufacturer, we have no obligation to purchase any minimum quantity under the contract and we may terminate the contract at any time and for any or no reason. Additionally, we have entered into a contract with Prodensa Servicios de Consultora (Prodensa) to establish OPE Manufacturer Mexico S de RL de CV, a maquiladora located in Mexico (OPE), which assembles thermal barrier PyroThin products and operates an automated fabrication facility for PyroThin. Pursuant to such contract, we pay Prodensa a management fee and have an option to purchase OPE from Prodensa after a period of 18 months. As of December 31, 2024, we have notified Prodensa of our intent to purchase OPE. We expect to meet our long-term Thermal Barrier program demand by maximizing capacity at our East Providence facility and utilizing a flexible supply strategy, including but not limited to using our external manufacturing capabilities, which currently support Aspen’s Energy Industrial segment and are capable of delivering increased aerogel production capacity. Accordingly, we have ceased construction at our previously planned second manufacturing plant in Statesboro, Georgia. We will be demobilizing the plant and are in the process of assessing options to derive value from the assets, including potentially relocating certain equipment to improve and expand our existing manufacturing facility in East Providence.

Underwritten Offering

In October 2024, we entered into an underwriting agreement (the Underwriting Agreement) with Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC (collectively, the Underwriters), pursuant to which we issued and sold an aggregate of 4,887,500 shares of our common stock, which included 637,500 shares pursuant to the Underwriters’ option to purchase additional shares of our common stock, to the Underwriters in a registered underwritten offering (the Offering). The price to the public in the Offering was $20.00 per share. The net proceeds to us from the Offering were approximately $93.2 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

MidCap Loan Facility

On August 19, 2024, we and Aspen Aerogels Rhode Island, LLC, a Rhode Island limited liability company (Aspen RI and, together with the Company, each, a Borrower and collectively, the Borrowers) entered into a Credit, Security and Guaranty Agreement (the Credit Agreement and the facilities provided thereunder, collectively, the MidCap Loan Facility), by and among the Borrowers, MidCap Funding IV Trust, as agent (the Agent), MidCap Financial Trust, as term loan servicer, the financial institutions or other entities from time to time party thereto as lenders (the Lenders), and the other parties party thereto as additional guarantors and/or borrowers from time to time. The proceeds of the MidCap Loan Facility have been used in connection with the transaction contemplated by the Note Repurchase Agreement (as defined below), the payment of related fees and expenses and for working capital of the Company and its subsidiaries. Loans borrowed under the MidCap Loan Facility mature on August 19, 2029.

The MidCap Loan Facility is comprised of (i) a term loan facility in an aggregate principal amount of $125.0 million (the Term Loan Facility) and (ii) an asset-based revolving credit facility in an aggregate principal amount not to exceed the lesser of (A) $100.0 million and (B) the value of the borrowing base (defined as the sum of (x) 85% of certain eligible accounts of the Borrowers and (y) the lesser of 85% of the NOLV (as defined in the Credit Agreement) or 85% of the cost of certain eligible inventory of the Borrowers) (the Revolving Facility). Loans borrowed under the Term Loan Facility will bear an interest rate equal to Term SOFR (as defined in the Credit Agreement) for a one-month interest period plus 4.50% per year, subject to a Term SOFR floor of 4.50% and a Term SOFR cap of 7.50%. Loans borrowed under the Revolving Facility will bear an interest rate equal to Term SOFR plus 4.60% per year, subject to a Term SOFR floor of 2.50%. The Term Loan Facility is subject to amortization of principal, payable quarterly on the last day of each quarter, commencing September 30, 2024, in an amount as set forth in the Credit Agreement with the remaining aggregate principal amount payable on the maturity date. The Revolving Facility has a required minimum balance set at 30% of the average borrowing base during the immediate preceding month. The Borrowers are required to pay the Lenders under the Revolving Facility an unused line fee of 0.30% of the average unused availability under the Revolving Facility, subject to the aforementioned minimum balance.

The MidCap Loan Facility is guaranteed by Aspen Aerogels Mexico Holdings and is secured by a lien on substantially all existing and after-acquired assets of the Loan Parties, including the equity interest in Aspen RI, Aspen Aerogels Mexico Holdings and Aspen Aerogels Georgia owned by us, in each case, subject to customary exceptions. Aspen Aerogels Georgia is not a guarantor (thus not a Loan Party) and its assets are excluded from the collateral under the MidCap Loan Facility, subject to its entrance into the DOE Loan Documents (as defined in the Credit Agreement) within one year from the closing date of the MidCap Loan Facility. To the extent the DOE Loan Documents will not be entered into within such one-year period, Aspen Aerogels Georgia will be obligated to become a Loan Party under the MidCap Loan Facility and pledge substantially all of its assets as security for the obligations thereunder.

Repurchase of Convertible Note

On August 19, 2024, we entered into a note purchase and sale agreement (the Note Repurchase Agreement) with Wood River Capital, LLC (Wood River), an entity affiliated with Koch Disruptive Technologies, LLC, pursuant to which we repurchased from Wood River $123.9 million in aggregate capitalized principal amount (inclusive of PIK interest paid through June 30, 2024) of Convertible Senior PIK Toggle Notes due 2027, dated February 18, 2022, as amended by Amendment No. 1 to Convertible Senior PIK Toggle Notes due 2027, dated November 28, 2022 (the Convertible Note), such aggregate amount being the entire outstanding amount of the Convertible Note, for a total purchase price of $150.0 million in cash, which amount equals to the Redemption Price (as defined in the Convertible Note). Pursuant to the Note Repurchase Agreement, all rights and obligations, covenants and agreements under the Convertible Note and the underlying note purchase agreement were satisfied and discharged.

Financial Summary

On March 16, 2022, we entered into a sales agreement for an at-the-market offering program with Cowen and Company, LLC and Piper Sandler & Co., as our sales agents (the 2022 ATM offering program). During the year ended December 31, 2022, we sold 5,241,400 shares of our common stock through the 2022 ATM offering program and received net proceeds of $72.7 million. The 2022 ATM offering program was terminated on June 20, 2023.

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

In October 2024, we sold 4,887,500 shares of our common stock at an offering price of $20.00 per share in a registered direct offering for net proceeds of $93.2 million, after deducting offering expenses of approximately $0.7 million.

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

The following table presents a reconciliation of net loss, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the years presented:

	Year Ended December 31,
	2024	2023	2022
	($ in thousands)
Net income (loss)	$13,375	$(45,811)	$(82,738)
Depreciation and amortization	22,526	15,318	9,222
Stock-based compensation (1)	12,855	10,954	9,385
Other (income) expense	11,959	(3,392)	3,493
Loss on extinguishment of debt	27,487	—	—
Income tax expense	1,714	—	—
Adjusted EBITDA	$89,916	$(22,931)	$(60,638)

(1)
Represents non-cash stock-based compensation related to vesting and modifications of stock option grants, vesting of restricted stock units and vesting and modification of restricted common stock.

The following table presents a reconciliation of net loss, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the quarters presented:

	Three Months Ended				Three Months Ended
	2024				2023
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
	($ in thousands)
Net income (loss)	$(1,835)	$16,818	$(12,970)	$11,362	$(16,796)	$(15,423)	$(13,073)	$(519)
Depreciation and amortization	5,786	5,986	5,321	5,433	2,704	3,503	4,550	4,561
Stock-based compensation (1)	4,706	2,971	2,630	2,548	2,267	2,710	2,789	3,188
Other (income) expense	3,515	2,302	2,616	3,526	(2,112)	(1,621)	(1,561)	1,902
Loss on extinguishment of debt	—	—	27,487	—	—	—	—	—
Income tax expense	756	866	267	(175)	—	—	—	—
Adjusted EBITDA	$12,928	$28,943	$25,351	$22,694	$(13,937)	$(10,831)	$(7,295)	$9,132

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

During 2024, we experienced strong volume growth in our thermal barrier products. As a result, we experienced total revenue growth of 90% during the year. Our expectation for 2025 revenue is based, in part, on our OEM customers’ production volume forecasts and targets. Our OEM customers operate in a cyclical industry that is sensitive to shifting consumer trends, political and regulatory uncertainty and economic conditions in the markets they operate. EV adoption rates in some of our customers’ markets are expected to be at a slower rate than originally expected and EV investment continues to be re-timed as demand expectations in North America and Europe are reset. However, some of our OEM customers have been gaining market share from a low base volume and expect to continue to gain market share in 2025. Furthermore, changes are being considered to government and economic policies, incentives, and tariffs that may impact our customers and our production, sales, cost structure and the competitive landscape. Additionally, our OEM customers continue to innovate which could result in engineering changes to the parts we supply primarily to reduce costs for our OEMs. Cost-cutting initiatives adopted by our customers may result in increased downward pressure on pricing. Accordingly, we expect thermal barrier revenues could range from a decline to moderately higher in 2025. However, we are expecting an increase in energy industrial revenues. We are projecting growth in energy industrial revenue due to expected volume growth in our core petrochemical and refinery markets, an anticipated increase in project-based demand and continued penetration of new markets. We will continue to adjust to these developments, and we believe our ongoing cost reduction, including improved production innovation and efficiency, will continue to benefit us. As a result, we expect to experience a decline to no or minimal growth in net income and Adjusted EBITDA during 2025. We also expect to incur reduced capital expenditures during 2025.

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

The following table sets forth the total revenue for the periods presented:

	Year Ended
	December 31,
	2024	2023	2021
	($ in thousands)
Revenue:
Energy industrial	$145,867	$128,639	$124,807
Thermal barrier	306,832	110,079	55,557
Total	$452,699	$238,718	$180,364

Energy industrial revenue accounted for 32%, 54%, and 69% of total revenue for the years ended December 31, 2024, 2023 and 2022, respectively. We experienced a 90% increase in total revenue during 2024 driven by the increase in our energy industrial business, particularly in North America, and continued growth in the EV market.

A substantial majority of our revenue is generated from a limited number of direct customers, including distributors, contractors, fabricators, OEMs, partners and end-user customers. Our ten largest customers accounted for approximately 84% of our total revenue during the year ended December 31, 2024, and we expect that most of our revenue will continue to come from a relatively small number of customers for the foreseeable future.

In 2024, sales to GM and Distribution International, Inc. (Distribution) represented 64% and 6% of our total revenue, respectively. In 2023, sales to GM and Distribution represented 41% and 14% of our total revenue, respectively. In 2022, sales to GM and Distribution represented 25% and 22% of our total revenue, respectively. For each of the noted periods, there were no other customers that represented 10% or more of our total revenues.

We conduct business across the globe and a substantial portion of our revenue is generated outside of the United States. Total revenue from outside of the United States, based on shipment destination, amounted to $194.2 million, or 43% of our total revenue, $87.7 million, or 37% of our total revenue, and $66.4 million, or 37% of our total revenue, in the years ended December 31, 2024, 2023 and 2022, respectively.

Cost of Revenue

Cost of product revenue consists primarily of materials and manufacturing expense. Cost of product revenue is recorded when the related product revenue is recognized.

Material is a significant component of cost of product revenue and includes fibrous batting, silica materials and additives. Material costs as a percentage of product revenue were 38%, 36% and 51% for the years ended December 31, 2024, 2023 and 2022, respectively. Material costs as a percentage of product revenue vary from product to product due to differences in average selling prices, material requirements, product thicknesses, and manufacturing yields. In addition, we provide warranties for our products and record the estimated cost within cost of revenue in the period that the related revenue is recorded or when we become aware that a potential warranty claim is probable and can be reasonably estimated. As a result of these factors, material costs as a percentage of product revenue will vary from period to period due to changes in the mix of aerogel products sold, the costs of our raw materials or the estimated cost of warranties. In addition, global supply chain disturbances, increased reliance on foreign materials procurement, industrial gas supply constraints, increases in the cost of our raw materials, engineering changes, higher prototype sales and other factors may significantly impact our material costs and have a material impact on our operations. We expect that material costs will increase in absolute dollars during 2025 due to projected growth in product shipments and contracts but remain stable as a percentage of revenue due to improved manufacturing, and fabrication yields and a favorable mix of products sold.

Manufacturing expense is also a significant component of cost of revenue. Manufacturing expense includes labor, utilities, maintenance expense, and depreciation on manufacturing assets. Manufacturing expense also includes stock-based compensation of manufacturing employees and shipping costs. Manufacturing expense as a percentage of product revenue was 22%, 46% and 44% for the years ended December 31, 2024, 2023 and 2022, respectively. We expect that manufacturing expense will remain relatively flat in absolute dollars, due to ongoing cost reduction efforts, and increase as a percentage of revenue during 2025 due to lower expected revenues from the thermal barrier business, including the operation of an automated fabrication facility in Monterrey, Mexico.

We are also continuing to monitor the impact on our material costs, manufacturing expense, and cost of product revenue from engaging one or more external manufacturing facilities in China to supply our aerogel products.

Gross Profit

Our gross profit as a percentage of revenue is affected by a number of factors, including the volume of products produced and sold, the mix of products sold, average selling prices, our material and manufacturing costs, realized capacity utilization and the costs associated with expansions and start-up of production capacity. Accordingly, we expect our gross profit to vary significantly in absolute dollars and as a percentage of revenue from period to period. Gross profit as a percentage of total revenue was 40%, 24%, and 3% for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Loss on Extinguishment of Debt

On August 19, 2024, we entered into the Note Purchase Agreement, pursuant to which we repurchased from Wood River $123.9 million in aggregate capitalized principal amount (inclusive of PIK interest paid through June 30, 2024) of the 2022 Convertible Note, such aggregate amount being the entire outstanding amount of the 2022 Convertible Note, for a total purchase price of $150.0 million in cash, which amount equals to the Redemption Price (as defined in the 2022 Convertible Note). Pursuant to the Note Repurchase Agreement, all rights and obligations, covenants and agreements under the 2022 Convertible Note and the Note Purchase Agreement were satisfied and discharged. The Redemption Price less capitalized principal amount and accrued interest to redemption date, of $24.6 million along with unamortized deferred issuance costs was classified in the income statement as Loss on Extinguishment of Debt.

Income from Employee Retention Credit

Employee retention credit consists of other income related to our submitted filings for CARES Employee Retention Credits.

Provision for Income Taxes

We have incurred net losses since inception with the exception of the year ended December 31, 2024, and have not recorded benefit provisions for U.S. federal income taxes or state income taxes since the tax benefits of our net losses have been offset by valuation allowances due to the uncertainty associated with the utilization of net operating loss carryforwards. We record tax expenses in connection with our Mexican maquiladora operations.

At December 31, 2024, we had $315.3 million of net operating losses available to offset future federal income tax, if any, of which $156.3 million expire on various dates through December 31, 2037. Net operating losses of $159.0 million generated from 2018 through 2023 have an unlimited carryforward.

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Year Ended December 31,
	2024	2023	2022
	($ in thousands)

Revenue	$452,699	$238,718	$180,364
Cost of revenue	269,802	181,797	175,388
Gross profit	182,897	56,921	4,976
Operating expenses
Research and development	18,050	16,356	16,930
Sales and marketing	35,677	33,008	28,792
General and administrative	71,125	56,760	38,499
Impairment of equipment under development	3,510	—	—
Total operating expenses	128,362	106,124	84,221
Income (loss) from operations	54,535	(49,203)	(79,245)
Other income (expense)
Interest expense, convertible note - related party	(7,550)	(5,328)	(5,110)
Interest income (expense), net	(4,409)	6,534	1,617
Loss on extinguishment of debt	(27,487)	—	—
Income from Employee Retention Credits	—	2,186	—
Total other income (expense)	(39,446)	3,392	(3,493)
Income tax expense	(1,714)	—	—
Net income (loss)	$13,375	$(45,811)	$(82,738)

Year ended December 31, 2024 compared to year ended December 31, 2023

The following tables set forth our results of operations for the periods presented:

	Year Ended December 31,				Year Ended December 31,
	2024	2023	$ Change	% Change	2024	2023
	($ in thousands)				(Percentage of total revenue)

Revenue	$452,699	$238,718	$213,981	90%	100%	100%
Cost of revenue	269,802	181,797	88,005	48%	60%	76%
Gross profit	182,897	56,921	125,976	221%	40%	24%
Operating expenses
Research and development	18,050	16,356	1,694	10%	4%	7%
Sales and marketing	35,677	33,008	2,669	8%	8%	14%
General and administrative	71,125	56,760	14,365	25%	16%	24%
Impairment of equipment under development	3,510	—	3,510	NM	1%	0%
Total operating expenses	128,362	106,124	22,238	21%	28%	44%
Income (loss) from operations	54,535	(49,203)	103,738	(211)%	12%	(21)%
Other income (expense)
Interest expense, convertible note - related party	(7,550)	(5,328)	(2,222)	42%	(2)%	(2)%
Interest income, net	(4,409)	6,534	(10,943)	(167)%	(1)%	3%
Loss on extinguishment of debt	(27,487)	—	(27,487)	NM	(6)%	0%
Income from Employee Retention Credits	—	2,186	(2,186)	(100)%	—%	1%
Total other income (expense)	(39,446)	3,392	(42,838)	(1,263)%	(9)%	1%
Income tax expense	(1,714)	—	(1,714)	NM	(0)%	(—)%
Net income (loss)	$13,375	$(45,811)	$59,186	129%	3%	(19)%

Revenue

	Year Ended December 31,
	2024		2023		Change
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	($ in thousands)
Revenue:
Energy industrial	$145,867	32%	$128,639	54%	$17,228	13%
Thermal barrier	306,832	68%	110,079	46%	196,753	179%
Total revenue	$452,699	100%	$238,718	100%	$213,981	90%

Total revenue increased $214.0 million, or 90%, to $452.7 million in 2024 from $238.7 million in 2023. The increase in total revenue was the result of increases in both energy industrial and thermal barrier revenue.

Energy industrial revenue increased by $17.3 million, or 13%, to $145.9 million in 2024 from $128.6 million in 2023. This increase was driven by a more favorable mix of product shipments in the global petrochemical and refinery markets, particularly in North America, Latin America, and Europe, offset, in part, by a decrease in maintenance-based demand in the global petrochemical and refinery markets in Asia and project-based demand in the subsea market.

Energy industrial revenue for the years ended December 31, 2024 and 2023, included $28.8 million and $33.6 million in sales to Distribution, respectively. The average selling price per square foot of our products increased by $0.58, or 13%, to $5.11 per square foot for the year ended December 31, 2024, from $4.53 per square foot for the year ended December 31, 2023. The increase in average selling price reflected the impact of price increases enacted in 2024 and a change in the mix of products sold, as we strive to maximize capacity in our aerogel manufacturing facility. This increase in average selling price had the effect of increasing product revenue by approximately $16.6 million for the year ended December 31, 2024.

In volume terms, product shipments increased by 0.1 million square feet, or 1%, to 28.5 million square feet of aerogel products for the year ended December 31, 2024, as compared to 28.4 million square feet in the year ended December 31, 2023. The increase in product volume had the effect of increasing product revenue by approximately $0.7 million for the year ended December 31, 2024.

Thermal barrier revenue was $306.8 million for the year ended December 31, 2024, as compared to $110.1 million for the year ended December 31, 2023. Thermal barrier revenue for the year ended December 31, 2024 included $291.2 million to a major U.S. automotive OEM and $5.9 million to a major Asian automotive OEM. Thermal barrier revenue for the year ended December 31, 2023 included $97.5 million to a major U.S. automotive OEM and $5.5 million to a major Asian automotive OEM.

Energy industrial revenue as a percentage of total revenue was 32% and 54% of total revenue in 2024 and in 2023, respectively. Thermal barrier revenue was 68% and 46% of total revenue in 2024 and in 2023, respectively.

Cost of Revenue

	Year Ended December 31,
	2024		2023		Change
		% of Related		% of Related
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	($ in thousands)
Cost of revenue:
Energy industrial	$87,425	60%	$94,477	73%	$(7,052)	(7)%
Thermal barrier	182,377	59%	87,320	79%	95,057	109%
Total cost of revenue	$269,802	60%	$181,797	76%	$88,005	48%

Total cost of revenue increased $88.0 million, or 48%, to $269.8 million in 2024 from $181.8 million in 2023. The increase in total cost of revenue was the result of an increase in thermal barrier, offset, in part, by a decrease in energy industrial cost of revenue.

Energy industrial cost of revenue decreased $7.1 million, or 7%, to $87.4 million from $94.5 million in the comparable period in 2023. The $7.1 million decrease was the result of a $20.1 million decrease in manufacturing and other operating costs and a $13.0 million increase in material costs from the comparable period in 2023. The decrease in manufacturing and other operating costs and increase in material costs was the result of lower volume of energy industrial products manufactured at our plant as we move manufacturing to the external manufacturing facility.

Thermal barrier cost of revenue increased $95.1 million to $182.4 million as compared to $87.3 million in the comparable period in 2023. The $95.1 million increase was the result of a $23.6 million increase in manufacturing costs and a $71.5 million increase in material costs resulting from the increase in volume from the comparable period in 2023.

Gross Profit

	Year Ended December 31,
	2024		2023		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Gross profit:
Energy industrial	$58,442	40%	$34,162	27%	$24,280	71%
Thermal barrier	124,455	41%	22,759	21%	101,696	447%
Total gross profit	$182,897	40%	$56,921	24%	$125,976	221%

Gross profit increased $126.0 million, or 221%, to $182.9 million in 2024 from $56.9 million in 2023. The increase in gross profit was the result of the $214.0 million increase in total revenue, partially offset by the $88.0 million increase in total cost of revenue. The increase in total cost of revenue was principally driven by the increase in material costs due to higher volume and overhead costs and additional resources to support our expected higher run-rate revenue in future periods for both our energy industrial and thermal barrier products.

Research and Development Expenses

	Year Ended December 31,				Change
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
Research and development expenses	$18,050	4%	$16,356	7%	$1,694	10%

Research and development expenses increased by $1.7 million, or 10%, to $18.1 million in 2024 from $16.4 million in 2023. The $1.7 million increase was the result of increases in compensation and related costs of $1.0 million, depreciation and facility related expenses of $0.3 million, utilities expenses of $0.2 million, and other expenses of $0.2 million.

Research and development expenses as a percentage of total revenue decreased to 4% during the year ended December 31, 2024 from 7% in the comparable period in 2023 primarily due to the 90% increase in revenue from the comparable period in 2023.

Sales and Marketing Expenses

	Year Ended December 31,				Change
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
Sales and marketing expenses	$35,677	8%	$33,008	14%	$2,669	8%

Sales and marketing expenses increased by $2.7 million, or 8%, to $35.7 million in 2024 from $33.0 million in 2023. The increase was the result of increases in depreciation and facility related expenses of $0.7 million, travel related expenses of $0.7 million, compensation and related costs of $0.6 million, utilities expenses of $0.4 million, and other expenses of $0.3 million.

Sales and marketing expenses as a percentage of total revenue decreased to 8% in 2024 from 14% in 2023 primarily due to the 90% increase in revenue from the comparable period in 2023.

General and Administrative Expenses

	Year Ended December 31,				Change
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
General and administrative expenses	$71,125	16%	$56,760	24%	$14,365	25%

General and administrative expenses increased by $14.3 million, or 25%, to $71.1 million in 2024 from $56.8 million in 2023. The $14.3 million increase was the result of additional staffing costs combined with increases in compensation and related costs of $5.6 million, foreign currency transaction losses of $3.4 million, insurance costs of $2.7 million, utilities expenditures of $2.3 million, and other costs of $0.3 million. Compensation and related costs include $2.0 million of charge from the cancellation of the unearned performance-based restricted shares.

General and administrative expenses as a percentage of total revenue decreased to 16% in 2024 from 24% in 2023 primarily due to the 90% increase in revenue from the comparable period in 2023.

Impairment of Equipment Under Development

The $3.5 million impairment of equipment under development was the result of a charge for impairment of assets due to obsolescence following development of new and more efficient equipment.

Other Income (Expense), net

	Year Ended December 31,				Change
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)

Other income (expense):
Interest expense, related party	$(7,550)	(2)%	$(5,328)	(2)%	$(2,222)	42%
Interest income (expense), net	(4,409)	(1)%	6,534	3%	(10,943)	(167)%
Loss on extinguishment of debt	(27,487)	(6)%	—	0%	(27,487)	NM
Income from Employee Retention Credits	—	0%	2,186	1%	(2,186)	NM
Total other income (expense), net	$(39,446)	(9)%	$3,392	1%	$(42,838)	(1,263)%

Other income (expense), net decreased by $42.8 million to $39.4 million in 2024 from $3.4 million in 2023. The $42.8 million increase was the result of a $27.5 million loss on extinguishment of debt, $6.1 million net impact of capitalized interest relating to our Convertible Note in the comparable period in 2023, $1.8 million of deferred financing costs related to the GM Loan Agreement (which was terminated on August 16, 2024), a $2.2 million income from Employee Retention Credits in the comparable period in 2023 not repeated in 2024, a $0.9 million decrease of interest income, and a $4.3 million increase of interest expense.

Income Tax Expense

The $1.7 million of income tax expense for the year ended December 31, 2024 is related to our maquiladora operations in Mexico. We did not incur income tax expense for the comparable period in 2023.

Year ended December 31, 2023 compared to year ended December 31, 2022

The following tables set forth our results of operations for the periods presented:

	Year Ended December 31,				Year Ended December 31,
	2023	2022	$ Change	% Change	2023	2022
	($ in thousands)				(Percentage of total revenue)

Revenue	$238,718	$180,364	$58,354	32%	100%	100%
Cost of revenue	181,797	175,388	6,409	4%	76%	97%
Gross profit	56,921	4,976	51,945	1,044%	24%	3%
Operating expenses
Research and development	16,356	16,930	(574)	(3)%	7%	9%
Sales and marketing	33,008	28,792	4,216	15%	14%	16%
General and administrative	56,760	38,499	18,261	47%	24%	21%
Total operating expenses	106,124	84,221	21,903	26%	44%	47%
Loss from operations	(49,203)	(79,245)	30,042	(38)%	(21)%	(44)%
Other income (expense)
Interest expense, convertible note - related party	(5,328)	(5,110)	(218)	100%	(2)%	-3%
Interest income (expense), net	6,534	1,617	4,917	304%	3%	1%
Gain on extinguishment of debt	2,186	—	2,186	100%	1%	—%
Total other income (expense)	3,392	(3,493)	6,885	(197)%	1%	(2)%
Net loss	$(45,811)	$(82,738)	$36,927	45%	(19)%	(46)%

Revenue

	Year Ended December 31,				Change
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	($ in thousands)
Revenue:
Energy industrial	$128,639	54%	$124,807	69%	$3,832	3%
Thermal barrier	110,079	46%	55,557	31%	54,522	98%
Total revenue	$238,718	100%	$180,364	100%	$58,354	32%

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

Cost of Revenue

	Year Ended December 31,				Change
	2023		2022
	Amount	Percentage of Related Revenue	Amount	Percentage of Related Revenue	Amount	Percentage
	($ in thousands)
Cost of revenue:
Energy industrial	$94,477	73%	$105,963	85%	$(11,486)	(11)%
Thermal barrier	87,320	79%	69,425	125%	17,895	26%
Total cost of revenue	$181,797	76%	$175,388	97%	$6,409	4%

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

Gross Profit

	Year Ended December 31,				Change
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage

Gross profit:
Energy industrial	$34,162	27%	$18,844	15%	$15,318	81%
Thermal barrier	22,759	21%	(13,868)	(25)%	36,627	(264)%
Total gross profit	$56,921	24%	$4,976	3%	$51,945	1044%

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

Our long-term financial projections anticipate revenue growth, increasing levels of gross profit, and improved cash flows from operations. To meet expected demand for our aerogel products, we plan to make additional productivity improvements in our existing East Providence facility and utilize a flexible supply strategy, including but not limited to use of our external manufacturing capabilities in China, which currently support Aspen’s Energy Industrial segment and are capable of delivering increased aerogel production capacity. We expect that the productivity improvements in our existing East Providence facility as well as the supply from our external manufacturing facility will permit us to achieve our target revenue capacity in 2025 and in the long-term. Accordingly, we have ceased construction at our previously planned second manufacturing plant in Statesboro, Georgia. We will be demobilizing the plant and are in the process of assessing options to derive value from the assets, including potentially relocating certain equipment to improve and expand our existing manufacturing facility in East Providence.

On October 16, 2024, we announced that the U.S. Department of Energy (DOE) Loan Programs Office provided us a conditional commitment for a proposed loan of up to $670.6 million (the Loan) under the Advanced Technology Vehicles Manufacturing loan program within DOE’s Loan Programs Office (LPO) for financing the construction of our previously planned second aerogel manufacturing facility (the Statesboro Plant) in Statesboro, Georgia. On February 12, 2025, we announced that we had stopped construction on the Statesboro Plant and are demobilizing the project. In connection with the demobilization, we are no longer pursuing our application for the Loan from the DOE’s LPO and have withdrawn from the Loan application process.

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

In November 2022, we entered into a loan agreement (the GM Loan Agreement) with General Motors Holdings LLC (GM), an entity affiliated with General Motors LLC, which provides for a multi-draw senior secured term loan (the GM Loan) in an aggregate principal amount of up to $100.0 million, available to the Company on a delayed draw basis beginning January 1, 2023 to September 30, 2023, subject to certain conditions precedent to funding. In September 2023, we amended the GM Loan Agreement to (i) extend the draw period for the delayed GM Loan to a period beginning on the date that is twelve months prior to the date agreed upon by the Company and GM for the start of production at the Statesboro Plant and ending on March 31, 2024 (or any later date approved in writing by GM at its sole discretion); (ii) extend the maturity date of the GM Loan from March 31, 2025 to September 30, 2025; and (iii) add financial covenants measured starting from the fiscal quarter ending December 31, 2024 and at the end of each fiscal quarter thereafter. We did not draw on the GM Loan. On August 16, 2024, we and GM entered into a termination letter (the GM Termination Letter) to terminate and payoff in full all obligations outstanding under the GM Loan Agreement.

On August 19, 2024, we entered into the Credit Agreement with the Agent and the Lenders. The MidCap Loan Facility under the Credit Agreement is comprised of (i) the Term Loan Facility in an aggregate principal amount of $125.0 million and (ii) the Revolving Facility in an aggregate principal amount not to exceed the lesser of $100.0 million and the value of the Borrowing Base (as defined in the Credit Agreement). At closing of the Credit Agreement, the Company drew $125.0 million from the Term Loan Facility and $43.0 million from the Revolving Facility. The proceeds of the borrowings at closing, net of fees and costs, were used for repurchasing the 2022 Convertible Notes for $150.0 million and for general corporate purposes.

In October 2024, we entered into the Underwriting Agreement with the Underwriters, pursuant to which we issued and sold an aggregate of 4,887,500 shares of our common stock, which included 637,500 shares pursuant to the Underwriters’ option to purchase additional shares of our common stock, to the Underwriters in the Offering. The price to the public in the Offering was $20.00 per share. The net proceeds to us from the Offering were approximately $93.2 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

In January 2024 and September 2024, we entered into sale and leaseback arrangements, pursuant to which we sold certain equipment to an equipment leasing company for one-time cash payments of $5.0 million and $10.0 million, respectively, and leased back such equipment from the leasing company. The associated monthly lease rents will be paid over the lease term of three years.

We believe that our December 31, 2024 cash and cash equivalents balance of $220.9 million will be sufficient to support current operating requirements, current research and development activities and the initial capital expenditures required to support the evolving commercial opportunities in the EV market and other strategic business opportunities for at least the next twelve months.

However, we may supplement our cash balance and available credit with equity financings, debt financings, equipment leasing, sale-leaseback transactions, customer prepayments or government grant and loan programs to provide the additional capital necessary to purchase the capital equipment, construct the new facilities and complete the aerogel capacity expansions required to support our evolving commercial opportunities and strategic business initiatives. We believe that consummation of equity financings could potentially result in an ownership change under Section 382 of the Internal Revenue Code. Such an ownership change would lead to the use of our net operating loss carryforwards being restricted. Our inability to use a substantial portion of our net operating loss carryforwards would result in a higher effective tax rate and adversely affect our financial condition and results of operations.

Primary Sources of Liquidity

Our principal sources of liquidity are currently our cash and cash equivalents, availability under the Revolving Facility, and cash generated by ongoing operations. Cash and cash equivalents consist primarily of cash, money market accounts, and sweep accounts on deposit with banks. As of December 31, 2024, we had $220.9 million of cash and cash equivalents and $16.7 million of availability under the Revolving Facility.

See “Risk Factors - Risks Related to Our Business and Strategy – We will require additional capital to pursue our growth strategy, but we may not be able to obtain additional financing on acceptable terms or at all” in this Annual Report on Form 10-K for the year ended December 31, 2023.

Analysis of Cash Flow

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
	($ in thousands)
Net cash provided by (used in):
Operating activities	$45,549	$(42,612)	$(94,399)
Investing activities	(86,262)	(175,455)	(177,974)
Financing activities	122,018	75,477	478,370
Net increase (decrease) in cash	81,305	(142,590)	205,997
Cash and cash equivalents, beginning of period	139,971	282,561	76,564
Cash and cash equivalents, end of period	$221,276	$139,971	$282,561

Operating Activities

During 2024, we provided $45.5 million in net cash from operating activities, as compared to the use of $42.6 million in net cash during 2023, a decrease in the use of cash of $88.2 million. This decrease in the use of cash was the result of net income adjusted for non-cash items of $108.0 million, and a decrease in cash used by changes in working capital of $19.8 million.

During 2023, we used $42.6 million in net cash in operating activities, as compared to the use of $94.4 million in net cash during 2022, a decrease in the use of cash of $51.8 million. This decrease in the use of cash was the result of the decrease in net loss adjusted for non-cash items of $44.8 million, and a decrease in cash used by changes in working capital of $7.0 million.

Investing Activities

Net cash used in investing activities is for capital expenditures for machinery and equipment principally to improve the throughput, efficiency and capacity of our East Providence facility, our automated fabrication facility in Mexico and engineering designs for the planned aerogel manufacturing facility in Statesboro, Georgia. Net cash used in investing activities for 2024 and 2023 totaled $86.3 million and $175.5 million, respectively.

Financing Activities

Net cash provided by financing activities in 2024 totaled $122.0 million and consisted of $14.9 million in proceeds from a sales leaseback, $10.4 million in proceeds from employee stock option exercises, $120.1 million in proceeds from the term loan, net of issues costs, and $42.1 in proceeds from the revolver, net of issuance costs, $93.2 million in proceeds from the registered direct offering of common stock. net of issuance costs, offset by $150.0 million in cash used for the repayment of the convertible note, $6.5 million in cash used for repayments from the term loan, $1.3 million in cash used for payments made for employee tax withholdings associated with the vesting of restricted stock units, and $0.9 million in repayments of a sales leaseback.

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

Capital Spending and Future Capital Requirements

We have made capital expenditures primarily to develop and expand our manufacturing capacity. Our capital expenditures totaled $86.3 million in 2024, $175.5 million in 2023 and $178.0 million in 2022. As of December 31, 2024, we had capital commitments of approximately $172.4 million, which included commitments for which we have entered into contracts as well as commitments authorized by our Board of Directors. These commitments relate to the enhancement of our existing production lines in our East Providence facility and our fabrication operation in Mexico, and the previously planned aerogel manufacturing facility in Statesboro, Georgia and consist primarily of costs for equipment and construction.

As indicated in the overview of the liquidity and capital resources section, to meet expected demand for our aerogel products, we plan to make additional productivity improvements in our existing East Providence facility and utilize a flexible supply strategy, including but not limited to use of our external manufacturing capabilities in China, which currently support Aspen’s Energy Industrial segment and are capable of delivering increased aerogel production capacity. Accordingly, we have ceased construction at our previously planned second manufacturing plant in Statesboro, Georgia. We will be demobilizing the plant and are in the process of assessing options to derive value from the assets, including potentially relocating certain equipment to improve and expand our existing manufacturing facility in East Providence. In the meantime, we expect to be able to substantially reduce our planned capital expenditures for 2025.

We intend to fund capital expenditures related to the expansion of capacity of our existing manufacturing facility with our existing cash balance and anticipated cash flows from operations. We plan to fund the capital expenditures required to build a carbon aerogel battery materials facility, with additional equity financings, debt financings, equipment leasing, sale-leaseback transactions, customer prepayments, government grant and loan programs or credit facilities.

Contractual Obligations and Commitments

Operating Leases

We lease office space for our corporate offices in Northborough, Massachusetts, which expires in 2031. We also lease additional facilities in East Providence, Rhode Island; Marlborough, Massachusetts; Monterrey, Mexico; and Pawtucket, Rhode Island for research, administrative, fabrication, and warehousing purposes under leases expiring between March 31, 2025 and April 30, 2034. See “Item 2 — Properties.” We also lease vehicles and equipment under non-cancelable operating leases that expire at various dates.

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

MidCap Loan Facility

On August 19, 2024, we and Aspen RI entered into the Credit Agreement, by and among the Borrowers, the Agent, MidCap Financial Trust, as term loan servicer, the Lenders, and the other parties party thereto as additional guarantors and/or borrowers from time to time. The proceeds of the MidCap Loan Facility have been used in connection with the transaction contemplated by the Note Repurchase Agreement, the payment of related fees and expenses and for working capital of the Company and its subsidiaries. Loans borrowed under the MidCap Loan Facility mature on August 19, 2029.

The MidCap Loan Facility is comprised of (i) the Term Loan Facility in an aggregate principal amount of $125.0 million and (ii) the Revolving Facility in an aggregate principal amount not to exceed the lesser of (A) $100.0 million and (B) the value of the borrowing base (defined as the sum of (x) 85% of certain eligible accounts of the Borrowers and (y) the lesser of 85% of the NOLV or 85% of the cost of certain eligible inventory of the Borrowers). Loans borrowed under the Term Loan Facility will bear an interest rate equal to Term SOFR (as defined in the Credit Agreement) for a one-month interest period plus 4.50% per year, subject to a Term SOFR floor of 4.50% and a Term SOFR cap of 7.50%. Loans borrowed under the Revolving Facility will bear an interest rate equal to Term SOFR plus 4.60% per year, subject to a Term SOFR floor of 2.50%. The Term Loan Facility is subject to amortization of principal, payable quarterly on the last day of each quarter, commencing September 30, 2024, in an amount as set forth in the Credit Agreement with the remaining aggregate principal amount payable on the maturity date. The Revolving Facility has a required minimum balance set at 30% of the average borrowing base during the immediate preceding month. The Borrowers are required to pay the Lenders under the Revolving Facility an unused line fee of 0.30% of the average unused availability under the Revolving Facility, subject to the aforementioned minimum balance. The Borrowers will have the right to prepay the loans outstanding under the MidCap Loan Facility (or, with respect to the Revolving Facility, terminate the commitments thereunder), subject to a premium equal to 3.0% of the amount prepaid or terminated, as applicable, during the first year after the closing date, which premium will be decreased to 2.0% during the second year after the closing date and to 1.0% thereafter.

Convertible Note - Related Party

On August 19, 2024, we entered into the Note Repurchase Agreement with Wood River, pursuant to which we repurchased from Wood River the Convertible Note), such aggregate amount being the entire outstanding amount of the Convertible Note, for a total purchase price of $150.0 million in cash, which amount equals to the Redemption Price (as defined in the Convertible Note). Pursuant to the Note Repurchase Agreement, all rights and obligations, covenants and agreements under the Convertible Note and the underlying note purchase agreement were satisfied and discharged.

Purchase Commitments

As of December 31, 2024, we had purchase commitments of approximately $243.3 million, which included capital commitments of $172.4 million. Purchase commitments related to capital expenditures are anticipated to be spent over the next three years, while our remaining purchase commitments are anticipated to be spent throughout 2025.

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

Standards Implemented Since December 31, 2024

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2023-07 Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures to enhance disclosures about significant segment expenses. This ASU is effective for our fiscal year 2024 and interim periods in fiscal year 2025.

Standards to be Implemented

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

We recorded warranty expense of $1.4 million during the year ended December 31, 2024. We recorded warranty expense of $0.5 million and $0.2 million during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2024, we had satisfied all outstanding warranty claims.

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

	Year Ended December 31,
	2024	2023	2022
Weighted-average assumptions:
Expected term (in years)	5.99	6.12	5.97
Expected volatility	75.04%	70.04%	61.85%
Risk free rate	4.11%	4.08%	2.13%
Expected dividend yield	—%	—%	—%

•
The expected term represents the period that our stock-based awards are expected to be outstanding and is determined using the simplified method described in ASC Topic 718, Compensation — Stock Compensation, for all grants. We believe this is a better representation of the estimated life than our actual limited historical exercise behavior.
•
For the years ended December 31, 2024, 2023 and 2022, we used our historical volatility as a basis to estimate expected volatility in the valuation of stock options.
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

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business. At December 31, 2024, we had unrestricted cash and cash equivalents of $220.9 million. These amounts were held for working capital and capital expansion purposes and were invested primarily in deposit accounts, money market accounts, and high-quality debt securities issued by the U.S. government via cash sweep accounts at major financial institutions in North America. Due to the short-term nature of these investments, we believe that our exposure to changes in the fair value of our cash as a result of changes in interest rates is not material.

As of December 31, 2024, we had $0.4 million of restricted cash to support our outstanding letters of credit.

As of December 31, 2024, we had $114.7 million of term loan outstanding and $42.1 million of revolver loan outstanding. Loans borrowed under the Term Loan Facility will bear interest rate equal to Term SOFR (as defined in the Credit Agreement) for a one-month interest period plus 4.50% per year, subject to a Term SOFR floor of 4.50% and a Term SOFR cap of 7.50%. Loans borrowed under the Revolving Facility will bear an interest rate equal to Term SOFR plus 4.60% per year, subject to a Term SOFR floor of 2.50%. Therefore, fluctuations in interest rates will impact our consolidated financial statements. A rising interest rate environment will increase the amount of interest paid on these loans. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on the results of our operations.

Inflation Risk

Although we expect that our operating results will be influenced by general economic conditions, we do not believe that inflation has had a material effect on our results of operations during the periods presented in this report. However, our business may be affected by inflation in the future.

Foreign Currency Exchange Risk

We are subject to inherent risks attributed to operating in a global economy. The majority of our revenue, receivables, purchases and debts are denominated in U.S. dollars. As we expand our presence in international markets, to the extent we are required to enter into agreements denominated in a currency other than the US dollar, our results of operations and cash flows may increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates.

During the fiscal year ended December 31, 2024, our largest exposures to foreign exchange rates consisted primarily of the Mexican Peso against the U.S. dollar. For the fiscal years ended December 31, 2024 and 2022, we had foreign exchange losses of $2.8 million and $0.2 million. For the fiscal year ended December 31, 2023, we had foreign exchange gains of $0.5 million.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the To the Stockholders and Board of Directors
Aspen Aerogels, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Aspen Aerogels, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedules II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Net realizable value of certain inventories

As discussed in Note 2 to the consolidated financial statements, inventories are stated at the lower of cost and net realizable value. As of December 31, 2024, the Company held inventories of $47.6 million. The excess, obsolete or damaged goods provision recorded for inventories is equal to the difference between the cost of inventory and the estimated net realizable value, which is based upon assumptions about future demand, selling prices, and market conditions.

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

Boston, Massachusetts
February 27, 2025

ASPEN AEROGELS, INC.

Consolidated Balance Sheets

	December 31,
	2024	2023
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$220,882	$139,723
Restricted cash	394	248
Accounts receivable, net of allowances of $1,265 and $230	109,104	69,995
Inventories	47,551	39,189
Prepaid expenses and other current assets	31,517	17,176
Total current assets	409,448	266,331
Property, plant and equipment, net	459,276	417,227
Operating lease right-of-use assets	20,854	17,212
Other long-term assets	5,566	2,278
Total assets	$895,144	$703,048
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$44,361	$51,094
Accrued expenses	36,495	22,811
Deferred revenue	2,199	2,316
Finance obligation for sale and leaseback transactions	4,028	—
Operating lease liabilities	3,279	1,874
Long term debt - current portion	19,750	—
Total current liabilities	110,112	78,095
Revolving line of credit	42,131	—
Long term debt	94,961	—
Convertible note - related party	—	114,992
Finance obligation for sale and leaseback transactions long-term	10,087	—
Operating lease liabilities long-term	23,148	21,906
Total liabilities	280,439	214,993
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized, no shares issued or outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.00001 par value; 250,000,000 shares authorized, 82,040,468 and 76,503,151 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	1,274,932	1,161,657
Accumulated deficit	(660,227)	(673,602)
Total stockholders' equity	614,705	488,055
Total liabilities and stockholders' equity	$895,144	$703,048

See accompanying notes to consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except share and per share data)

Revenue	$452,699	$238,718	$180,364
Cost of revenue	269,802	181,797	175,388
Gross profit	182,897	56,921	4,976
Operating expenses
Research and development	18,050	16,356	16,930
Sales and marketing	35,677	33,008	28,792
General and administrative	71,125	56,760	38,499
Impairment of equipment under development	3,510	—	—
Total operating expenses	128,362	106,124	84,221
Income (loss) from operations	54,535	(49,203)	(79,245)
Other income (expense)
Interest expense, convertible note - related party	(7,550)	(5,328)	(5,110)
Interest income (expense), net	(4,409)	6,534	1,617
Income from Employee Retention Credits	—	2,186	—
Loss on extinguishment of debt	(27,487)	—	—
Total other income (expense)	(39,446)	3,392	(3,493)
Income (loss) before income tax expense	15,089	(45,811)	(82,738)
Income tax expense	(1,714)	—	—
Net income (loss)	$13,375	$(45,811)	$(82,738)
Net income (loss) per share:
Basic	$0.17	$(0.66)	$(2.10)
Diluted	$0.17	$(0.66)	$(2.10)
Weighted-average common shares outstanding:
Basic	77,535,121	69,439,034	39,363,114
Diluted	80,306,690	69,439,034	39,363,114

See accompanying notes to consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Value	Shares	Value
Balance at December 31, 2021	—	$—	33,218,115	$—	$673,461	$(545,053)	$128,408
Net loss	—	—	—	—	—	(82,738)	(82,738)
Stock compensation expense	—	—	—	—	9,385	—	9,385
Issuance of restricted stock	—	—	399,016	—	—	—	—
Vesting of restricted stock units	—	—	173,263	—	(2,362)	—	(2,362)
Proceeds from employee stock option exercises	—	—	118,552	—	553	—	553
Proceeds from at-the-market offering, net of commissions and fees of $2,269 and issuance costs of $616	—	—	5,241,400	—	72,733	—	72,733
Proceeds from private placement of common stock, net of fees and issuance costs of $137	—	—	1,791,986	—	49,863	—	49,863
Proceeds from underwritten public offering, net of underwriting discounts and commissions of $8,052 and issuance costs of $452	—	—	29,052,631	—	267,496		267,496
Increase in debt discount due to modification of convertible note – related party	—	—	—	—	4,097	—	4,097
Balance at December 31, 2022	—	$—	69,994,963	$—	$1,075,226	$(627,791)	$447,435
Net loss	—	—	—	—	—	(45,811)	(45,811)
Stock compensation expense	—	—	—	—	10,954	—	10,954
Issuance of restricted stock	—	—	44,928	—	—	—	—
Vesting of restricted stock units	—	—	79,151	—	(420)	—	(420)
Proceeds from employee stock option exercises	—	—	323,502	—	1,659	—	1,659
Proceeds from registered direct offering of common stock, net of fees and issuance costs of $623	—	—	6,060,607	—	74,377	—	74,377
Issuance costs from underwritten public offering	—	—	—	—	(139)		(139)
Balance at December 31, 2023	—	$—	76,503,151	$—	$1,161,657	$(673,602)	$488,055
Net income	—	—	—	—	—	13,375	13,375
Stock compensation expense	—	—	—	—	10,681	—	10,681
Issuance of restricted stock	—	—	13,264	—	—	—	—
Vesting of restricted stock units	—	—	137,240	—	(1,289)	—	(1,289)
Proceeds from employee stock option exercises	—	—	1,254,994	—	10,364	—	10,364
Proceeds from registered direct offering of common stock, net of fees and issuance costs of $686	—	—	4,887,500	—	93,154	—	93,154
Cancellation of restricted stock	—	—	(679,796)	—	2,174	—	2,174
Employee restricted stock awards withheld for tax	—	—	(75,885)	—	(1,809)	—	(1,809)
Balance at December 31, 2024	—	$—	82,040,468	$—	$1,274,932	$(660,227)	$614,705

See accompanying notes to consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$13,375	$(45,811)	$(82,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22,526	15,318	9,222
Accretion of interest on convertible note - related party	7,083	4,403	5,110
Amortization of convertible note issuance costs	24	37	32
Amortization of debt issuance costs	1,139	—	—
Amortization of debt discount due to modification of convertible note – related party	443	888	—
Loss on extinguishment of debt	27,487	—	—
Deferred financing costs written off	1,829	—	—
Provision for bad debt	247	(93)	115
Stock-based compensation expense	12,855	10,954	9,385
Impairment of property, plant and equipment	7,613	—	—
Reduction in the carrying amount of operating lease right-of-use assets	1,886	2,859	2,640
Changes in operating assets and liabilities:
Accounts receivable	(39,356)	(12,552)	(37,042)
Inventories	(8,362)	(16,651)	(10,551)
Prepaid expenses and other assets	(19,835)	(7,401)	(3,155)
Accounts payable	7,341	4,583	5,318
Accrued expenses	11,855	6,808	5,184
Deferred revenue	(117)	(3,530)	4,525
Operating lease liabilities	(2,484)	(2,424)	(2,444)
Net cash provided by (used in) operating activities	45,549	(42,612)	(94,399)
Cash flows from investing activities:
Capital expenditures	(86,262)	(175,455)	(177,974)
Net cash used in investing activities	(86,262)	(175,455)	(177,974)
Cash flows from financing activities:
Proceeds from underwritten public offering, net of underwriting discounts, commissions and issuance costs	—	—	267,496
Proceeds from issuance of convertible note related party	—	—	100,000
Issuance costs from convertible note	—	—	(185)
Proceeds from employee stock option exercises	10,364	1,659	553
Payments made for employee restricted stock tax withholdings	(1,289)	(420)	(2,362)
Proceeds from at-the-market offering net of commissions, fees and issuance costs of $2,885	—	—	72,733
Proceeds from registered direct offering of common stock	93,840	75,000	—
Fees and issuance costs from registered direct offering of common stock	(686)	(623)	—
Proceeds from private placement of common stock	—	—	50,000
Fees and issuance costs from private placement of common stock	—	(139)	(137)
Repayment of convertible note	(150,029)	—	—
Repayment of term loan	(6,500)	—	—
Proceeds from term loan	125,000	—	—
Issuance costs from term loan and revolver	(5,797)	—	—
Proceeds from revolver	43,000	—	—
Proceeds from sale and leaseback transactions	14,983	—	—
Repayment of finance obligation for sale and leaseback transactions	(868)	—	—
Repayment of prepayment liability	—	—	(9,728)
Net cash provided by financing activities	122,018	75,477	478,370
Net (decrease) increase in cash, cash equivalents and restricted cash	81,305	(142,590)	205,997
Cash, cash equivalents and restricted cash at beginning of period	139,971	282,561	76,564
Cash, cash equivalents and restricted cash at end of period	$221,276	$139,971	$282,561
Supplemental disclosures of cash flow information:
Interest paid	$7,007	$1	$153
Income taxes paid	$—	$—	$—
Supplemental disclosures of non-cash activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,131	$10,380	$3,030
Capitalized Interest	$—	$6,084	$2,723
Increase in debt discount due to modification of convertible note – related party	$—	$—	$4,097
Changes in accrued capital expenditures	$(14,074)	$(8,217)	$31,970

See accompanying notes to consolidated financial statements.

ASPEN AEROGELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business

Nature of Business

Aspen Aerogels, Inc. (the Company) is an aerogel technology company that designs, develops and manufactures innovative, high-performance aerogel materials used primarily in the energy industrial, sustainable insulation materials and electric vehicle (EV) markets. The Company has provided high-performance aerogel insulation to the energy industrial and sustainable insulation markets for nearly two decades. The Company has developed and commercialized its proprietary line of PyroThin aerogel thermal barriers for use in battery packs in EVs. In addition, the Company is developing applications for its aerogel technology in the battery materials market and a number of other high-potential markets. The Company's core businesses is organized into two reportable segments: Energy Industrial and Thermal Barrier.

The Company maintains its corporate offices in Northborough, Massachusetts. The Company has four wholly owned subsidiaries: Aspen Aerogels Rhode Island, LLC ("Aspen RI"), Aspen Aerogels Germany, GmbH, Aspen Aerogels Georgia, LLC, and Aspen Aerogels Mexico Holdings, LLC ("Aspen Mexico"). Additionally, we engaged Prodensa Servicios de Consultora to establish OPE Manufacturer Mexico S de RL de CV, a maquiladora located in Mexico (OPE), which assembles thermal barrier PyroThin products and operates an automated fabrication facility for PyroThin. OPE is currently owned by Prodensa, which charges a management fee. There is an option for OPE to be purchased by the Company after a period of 18 months. As of December 31, 2024, the Company has notified Prodensa of the intent to purchase OPE. During the period between inception and the exercise of the purchase option, OPE operations are consolidated within the Company financial statements.

Liquidity

During the year ended December 31, 2024, the Company earned a net income of $13.4 million, generated $45.5 million of cash from operations and used $86.3 million of cash for capital expenditures. The Company had unrestricted cash and cash equivalents of $220.9 million as of December 31, 2024.

In January 2024 and September 2024, the Company entered into sale and leaseback arrangements, pursuant to which the Company sold certain equipment to an equipment leasing company for one-time cash payments of $5.0 million and $10.0 million, respectively, and leased back such equipment from the leasing company. The associated monthly lease rents will be paid over the lease term of three years.

On August 19, 2024, the Company and Aspen RI (each, a Borrower and collectively, the Borrowers) entered into a Credit, Security and Guaranty Agreement (the Credit Agreement and the facilities provided thereunder, collectively, the MidCap Loan Facility) with MidCap Funding IV Trust, as agent (the Agent), MidCap Financial Trust, as term loan servicer, and the financial institutions or other entities from time to time party thereto as lenders (the Lenders), with respect to the MidCap Loan Facility, which is comprised of (i) the Term Loan Facility in an aggregate principal amount of $125.0 million and (ii) the Revolving Facility in an aggregate principal amount not to exceed the lesser of $100.0 million and the value of the Borrowing Base (as defined in the Credit Agreement). At closing of the Credit Agreement, the Company drew $125.0 million from the Term Loan Facility and $43.0 million from the Revolving Facility. The proceeds of the borrowings at closing, net of fees and costs, were used for repurchasing of the 2022 Convertible Notes (as defined below) for $150.0 million and for general corporate purposes. The amount available to the Company at December 31, 2024 under the Revolving Facility was $16.7 million.

In October 2024, the Company entered into an underwriting agreement (the Underwriting Agreement) with Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC (collectively, the Underwriters), pursuant to which the Company issued and sold an aggregate of 4,887,500 shares of the Company’s common stock, which included 637,500 shares pursuant to the Underwriters’ option to purchase additional shares of common stock of the Company, to the Underwriters in a registered underwritten offering (the Offering). The price to the public in the Offering was $20.00 per share. The net proceeds to the Company from the Offering were approximately $93.2 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

In November 2022, the Company entered into a loan agreement (the GM Loan Agreement) with General Motors Holdings LLC (GM), an entity affiliated with General Motors LLC, which provides for a multi-draw senior secured term loan (the GM Loan) in an aggregate principal amount of up to $100.0 million, available to the Company on a delayed draw basis beginning January 1, 2023 to September 30, 2023, subject to certain conditions precedent to funding. In September 2023, the Company amended the GM Loan

Agreement to (i) extend the draw period for the GM Loan to a period beginning on the date that is twelve months prior to the date agreed upon by the Company and GM for the start of production at an aerogel manufacturing facility in Statesboro, Georgia (the Plant) and ending on March 31, 2024 (or any later date approved in writing by GM at its sole discretion); (ii) extend the maturity date of the GM Loan from March 31, 2025 to September 30, 2025; and (iii) add financial covenants measured starting from the fiscal quarter ending December 31, 2024 and at the end of each fiscal quarter thereafter. The Company has not drawn, and no longer has the ability to draw on the GM Loan. The associated unamortized deferred financing costs of $1.7 million were written off to interest expense upon the expiration of the draw period. On August 16, 2024, the Company and GM entered into the GM Termination Letter to terminate and payoff in full all obligations outstanding under the GM Loan Agreement.

The Company has developed a number of promising aerogel products and technologies for the EV market. The Company will continue to invest in research and development of next-generation aerogel products and manufacturing process technologies. The Company believes that the commercial potential for the Company’s products and technology in the EV market is significant.

The Company expects its existing cash balance will be sufficient to support current operating requirements, current research and development activities and the capital expenditures required to support the evolving commercial opportunity in the EV market and other strategic business initiatives. However, the Company may supplement its cash balance with equity financings, debt financings, equipment leasing, sale-leaseback transactions, customer prepayments, or government grant and loan programs to provide the additional capital necessary to purchase the capital equipment, construct the new facilities, establish the operations and complete the aerogel capacity expansions required to support these evolving commercial opportunities and strategic business initiatives.

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

Restricted Cash

As of December 31, 2024, the Company had $0.4 million of restricted cash to support its outstanding letters of credit.

Concentration of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of accounts receivable. The Company’s customers are primarily insulation distributors, insulation contractors, insulation fabricators and select energy and automotive end-users located throughout the world. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral to secure accounts receivable. The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of accounts receivable. The Company reviews the allowance for doubtful accounts quarterly. During the year ended December 31, 2024, the Company recorded a charge for estimated customer uncollectible accounts receivable of $0.2 million. During the year ended December 31, 2023, the Company recorded a charge for estimated customer uncollectible accounts receivable of less than $0.1 million. During the year ended December 31, 2022, the Company recorded a charge for estimated customer uncollectible accounts receivable of $0.1 million. Allowance for doubtful accounts was $0.6 million and $0.2 million at December 31, 2024 and 2023, respectively. The Company does not have any off-balance-sheet credit exposure related to its customers.

For the year ended December 31, 2024, two customers represented 64% and 6% of total revenue, respectively. For the year ended December 31, 2023, two customers represented 41% and 14% of total revenue, respectively. For the year ended December 31, 2022, two customers represented 25% and 22% of total revenue, respectively.

At December 31, 2024, the Company had two customers which accounted for 80% and 5% of accounts receivable, respectively. At December 31, 2023, the Company had two customers which accounted for 60% and 6% of accounts receivable, respectively.

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

The fair value of restricted stock and RSUs is determined using the closing price of the Company’s common stock on the date of grant. All shares of restricted stock are not transferable until vested. Restricted stock or RSUs are typically issued to non-employee directors and typically vests over a one-year period from the date of issuance. RSUs are issued to employees and typically vest over a three-year period from the date of issuance. The fair value of restricted stock and RSUs upon which vesting is solely service-based is expensed ratably over the vesting period. If the service condition for shares of restricted stock is not met for any reason, the shares of unvested restricted stock will be forfeited and returned to the Company.

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

Foreign Currency Transactions

The Company converts foreign currency transactions recognized in the Consolidated Statements of Operations to U.S. dollars by applying the exchange rate prevailing on the date of the transaction. Gains and losses arising from foreign currency transactions and the effects of remeasuring monetary assets and liabilities are recorded in general and administrative expenses, net in the Consolidated Statements of Operations. The Company had foreign exchange losses of $2.8 million and $0.2 million for the fiscal years ended December 31, 2024 and 2022, respectively. For the fiscal year ended December 31, 2023, the Company had foreign exchange gains of $0.5 million.

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

Standards to be Implemented After December 31, 2024

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. The Company did not have any contracts outstanding at both December 31, 2024 and December 31, 2023 and did not enter into any contracts during each of the years ended December 31, 2024 and 2023 that contained a significant financing component.

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

The Company estimates the amount of its sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related revenue is recognized. The Company currently estimates return liabilities using historical rates of return, current quarter credit sales, and specific items of exposure on a contract-by-contract basis. Sales return reserves were approximately $0.3 million and $0.2 million at December 31, 2024 and December 31, 2023, respectively.

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

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical region and source of revenue:

	December 31, 2024
	U.S.	International	Total
	(In thousands)
Geographical region
Asia	$—	$29,321	$29,321
Canada	—	19,265	19,265
Europe	—	45,027	45,027
Latin America	—	100,568	100,568
U.S.	258,518	—	258,518
Total revenue	$258,518	$194,181	$452,699

Source of revenue
Energy industrial	$63,761	$82,106	$145,867
Thermal barrier	194,757	112,075	306,832
Total revenue	$258,518	$194,181	$452,699

	December 31, 2023
	U.S.	International	Total
	(In thousands)
Geographical region
Asia	$—	$35,698	$35,698
Canada	—	2,033	2,033
Europe	—	42,731	42,731
Latin America	—	7,219	7,219
U.S.	151,037	—	151,037
Total revenue	$151,037	$87,681	$238,718

Source of revenue
Energy industrial	$52,838	$75,801	$128,639
Thermal barrier	98,199	11,880	110,079
Total revenue	$151,037	$87,681	$238,718

	December 31, 2022
	U.S.	International	Total
	(In thousands)
Geographical region
Asia	$—	$34,746	$34,746
Canada	—	4,947	4,947
Europe	—	22,239	22,239
Latin America	—	4,464	4,464
U.S.	113,968	—	113,968
Total revenue	$113,968	$66,396	$180,364

Source of revenue
Energy industrial	$64,699	$60,108	$124,807
Thermal barrier	49,269	6,288	55,557
Total revenue	$113,968	$66,396	$180,364

Contract Balances

The following table presents changes in the Company’s contract liabilities during the year ended December 31, 2024:

	Balance at December 31, 2023	Additions	Deductions	Balance at December 31, 2024
	(In thousands)
Contract liabilities
Deferred revenue
Energy industrial	$2,316	$9,738	$(9,855)	$2,199
Total contract liabilities	$2,316	$9,738	$(9,855)	$2,199

During the year ended December 31, 2024, the Company recognized $2.3 million of revenue that was included in deferred revenue at December 31, 2023.

A contract liability is recorded when consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services under the terms of the contract. Contract liabilities are recognized as revenue after control of the products or services is transferred to the customer and all revenue recognition criteria have been met.

(4) Inventories

Inventories consist of the following:

	December 31,
	2024	2023
	(In thousands)
Raw material	$13,671	$24,735
Work in process	9,664	7,936
Finished goods	24,216	6,518
Total	$47,551	$39,189

(5) Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	December 31,
	2024	2023	Useful life
	(In thousands)
Construction in progress	$352,567	$314,695	—
Buildings	27,032	25,473	30 years
Machinery and equipment	201,789	185,339	3 — 10 years
Computer equipment and software	9,794	9,495	3 years
Leasehold improvements	24,843	23,514	Shorter of useful life or lease term
Total	616,025	558,516
Accumulated depreciation and amortization	(156,749)	(141,289)
Property, plant and equipment, net	$459,276	$417,227

Depreciation expense was $22.5 million, $15.3 million and $9.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Construction in progress totaled $352.6 million and $314.7 million at December 31, 2024 and 2023, respectively. The balance at December 31, 2024 and 2023 included engineering designs and construction costs totaling $323.6 million and $279.7 million, respectively, for a planned aerogel manufacturing facility in Statesboro, Georgia. The Company incurred $0.0 million and $6.1 million in capitalized interest for the years ended December 31, 2024 and December 31, 2023, respectively, for the construction in progress in Statesboro, Georgia.

The Company recorded impairment charges of approximately $7.6 million during the year ended December 31, 2024, for equipment that will no longer be needed in manufacturing following customer directed engineering changes to a part it manufactures and for other property, plant and equipment that have become obsolete following development of new and more efficient equipment. The impairment charges of $7.6 million during the year ended December 31, 2024 consist of $4.1 million impairment included in cost of revenue and $3.5 million included in impairment of equipment under development on the Company's consolidated statement of operations. The Company received reimbursement for the losses incurred in connection with the customer-directed engineering changes which was recorded as an offset to the impairment loss recognized in cost of revenue. There were no impairments of property, plant and equipment during the year ended December 31, 2023.

(6) Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2024	2023
	(In thousands)
Employee compensation	$19,371	$16,876
Other accrued expenses	17,124	5,935
Total	$36,495	$22,811

(7) Debt

On August 19, 2024, the Borrowers entered into the Credit Agreement, by and among the Borrowers, the Agent, the Lenders and the other parties party thereto as additional guarantors and/or borrowers from time to time. Loans borrowed under the MidCap Loan Facility mature on August 19, 2029.

The MidCap Loan Facility is comprised of (i) the Term Loan Facility in an aggregate principal amount of $125 million and (ii) the Revolving Facility in an aggregate principal amount not to exceed the lesser of (A) $100 million and (B) the value of the borrowing base (defined as the sum of (x) 85% of certain eligible accounts of the Borrowers and (y) the lesser of 85% of the NOLV or 85% of the cost of certain eligible inventory of the Borrowers).

Loans borrowed under the Term Loan Facility will bear interest rate equal to Term SOFR (as defined in the Credit Agreement) for a one-month interest period plus 4.50% per year, subject to a Term SOFR floor of 4.50% and a Term SOFR cap of 7.50%. The Term Loan Facility is subject to amortization of principal, payable quarterly on the last day of each quarter, commencing September 30, 2024, in an amount as set forth in the Credit Agreement with the remaining aggregate principal amount payable on the maturity date. The Borrowers are required to pay the Lenders an exit fee of $2.5 million on the maturity date. Additionally, the Borrowers are required to pay an origination fee of $1.3 million annually on the anniversary of the closing date.

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

The MidCap Loan Facility is guaranteed by Aspen Mexico and is secured by a lien on substantially all existing and after-acquired assets of the Loan Parties, including the equity interest in Aspen RI, Aspen Mexico and Aspen Aerogels Georgia owned by the Company, in each case, subject to customary exceptions. Aspen Aerogels Georgia is not a guarantor (thus not a Loan Party) and its assets are excluded from the collateral under the MidCap Loan Facility, subject to its entrance into the DOE Loan Documents (as defined in the Credit Agreement) within one year from the closing date of the MidCap Loan Facility. To the extent the DOE Loan Documents will not be entered into within such one-year period, Aspen Aerogels Georgia will be obligated to become a Loan Party under the MidCap Loan Facility and pledge substantially all of its assets as security for the obligations thereunder.

The Credit Agreement includes representations and warranties, affirmative covenants (including reporting obligations), negative covenants and events of default that are usual and customary for facilities of this type, in each case, subject to certain permitted exceptions as set forth therein. The Credit Agreement includes financial covenants for the benefit of the Lenders, including (i) a covenant to maintain Liquidity (as defined therein) equal to or greater than $75.0 million at all times and (ii) a covenant to maintain EBITDA (as defined therein) equal to or greater than the specified applicable amount set forth in the Credit Agreement, tested quarterly with the first test set at $45.0 million commencing with the fiscal quarter ended September 30, 2024.

The Borrowers will have the right to prepay the loans outstanding under the MidCap Loan Facility (or, with respect to the Revolving Facility, terminate the commitments thereunder), subject to a premium equal to 3.0% of the amount prepaid or terminated, as applicable, during the first year after the closing date, which premium will be decreased to 2.0% during the second year after the closing date and to 1.0% thereafter. The Borrowers will be required to mandatorily prepay the loans outstanding under the Term Loan Facility with, among other things, certain casualty insurance proceeds or proceeds from non-ordinary course assets sales (which will also be subject to the aforementioned premium). The Borrowers will be required to mandatorily prepay the balance outstanding under the Revolving Facility (i) if the outstandings exceed the borrowing base in an aggregate amount equal to that excess or (ii) upon a cash dominion event of all the funds deposited in the lockbox account during the cash dominion period. A cash dominion event is triggered (x) upon the occurrence of any Specified Event of Default (as defined in the Credit Agreement to include payment default, failure to deliver monthly or annual financials, financial covenant breach or bankruptcy) or any event of default arising from the failure to comply with the requirement to deliver a monthly borrowing base certificate, in each case, after any applicable grace period set forth in the Credit Agreement and/or cure rights applicable thereto or (y) if the Liquidity is less than $100 million.

MidCap debt consists of the following:

December 31,
2024
(In thousands)
Term loan	118,500
Exit fee	264
Term loan issuance costs	(4,053)
Total debt	114,711
Current portion	19,750
Long term portion	94,961

The Revolving Facility had an outstanding balance of $42.1 million as of December 31, 2024, net of unamortized issuance costs. The amount available to the Company at December 31, 2024 under the Revolving Facility was $16.7 million.

(8) Convertible Note - Related Party

2022 Convertible Note

On February 15, 2022, the Company entered into a note purchase agreement (the Note Purchase Agreement) with Wood River Capital LLC (Wood River), an entity affiliated with Koch Strategic Platforms, LLC (Koch), relating to the issuance and sale to Wood River of convertible note (the 2022 Convertible Note) in the aggregate principal amount of $100.0 million. The transactions contemplated by the Note Purchase Agreement closed on February 18, 2022. The maturity date of the 2022 Convertible Note is February 18, 2027, subject to earlier conversion, redemption, or repurchase.

The 2022 Convertible Note is a senior unsecured obligation of the Company and ranks equal in right of payment to all senior unsecured indebtedness of the Company and will rank senior in right of payment to any indebtedness that is contractually subordinated to the 2022 Convertible Note.

On August 19, 2024, the Company entered into a note purchase and sale agreement with Wood River (the Note Repurchase Agreement), pursuant to which the Company repurchased from Wood River $123.9 million in aggregate capitalized principal amount (inclusive of PIK interest paid through June 30, 2024) of the 2022 Convertible Note, such aggregate amount being the entire outstanding amount of the 2022 Convertible Note, for a total purchase price of $150.0 million in cash, which amount equals to the Redemption Price (as defined in the 2022 Convertible Note). Pursuant to the Note Repurchase Agreement, all rights and obligations, covenants and agreements under the 2022 Convertible Note and the Note Purchase Agreement were satisfied and discharged. The Redemption Price less capitalized principal amount and accrued interest to redemption date, of $24.6 million along with unamortized deferred issuance costs was classified in the income statement as Loss on Extinguishment of Debt.

In accordance with ASU 2020-06, the 2022 Convertible Note is accounted for as a single unit of account and consists of the following:

December 31,
2023
(In thousands)
Convertible note, principal	$100,000
Payment in-kind	18,318
Discount on convertible note, net of accumulated amortization	(3,209)
Debt issuance costs, net of accumulated amortization	(117)
Convertible note	$114,992

In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices for similar instruments in active markets, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability. The 2022 Convertible Note did not have current observable inputs such as recent trading prices (Level 3) and was measured at fair value using a combination of option pricing and discounted cash flow models and incorporate management’s assumptions for stock price, volatility and risk rate.

The Company estimated the fair value of the 2022 Convertible Note was approximately $118.2 million as of December 31, 2023. However, as the Company has not elected to utilize the fair value option, it was carried at amortized cost of $115.0 million.

(9) Related Party Transactions

Convertible Note

During the year ended December 31, 2022, the Company issued the 2022 Convertible Note to Wood River, an entity affiliated with Koch Strategic Platforms, LLC. The Company repurchased the 2022 Convertible Note on August 19, 2024. See Note (8) Convertible Note – Related Party for additional detail. For the years ended December 31, 2024, 2023, and 2022 interest expense on the related party convertible note was $7.5 million, $5.3 million, and $5.1 million, respectively.

Common Stock Sales

On March 28, 2022, the Company sold 1,791,986 shares of common stock to Wood River at a purchase price equal to $27.902 per share, for aggregate gross proceeds of approximately $50.0 million.

On November 28, 2022, the Company sold 10,526,316 shares of common stock to Wood River at a purchase price equal to $9.50 per share, for aggregate gross proceeds of approximately $100.0 million, in an underwritten offering of common stock.

Other

During the year ended December 31, 2022, the Company recorded costs of $8.9 million as a component of construction in progress in connection with the planned aerogel manufacturing facility in Statesboro, Georgia in fees from an entity affiliated with Koch Strategic Platforms, LLC for project management services.

During the year ended December 31, 2022, the Company sold 135,870 shares of its common stock to Robert M. Gervis, a director of the Company at the time, in the Company’s at-the-market offering pursuant to a sales agreement, dated March 16, 2022, by and among the Company and Cowen and Company, LLC and Piper Sandler & Co. (the Sales Agreement), for net proceeds of $4.4 million.

(10) Other Income (Expense)

Interest income (expense), net

For the years ended December 31, 2024, 2023, and 2022 interest income (expense), net, included interest income of $5.7 million, $8.7 million, and $1.7 million, respectively, primarily related to interest earned on unrestricted cash and cash equivalents. For the year ended December 31, 2024, interest income (expense), net included MidCap related interest on the term loan and revolver.

Employee Retention Credits

The CARES Act provides an employee retention credit (CARES Employee Retention Credit), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company qualified for the tax credit under the CARES Act for qualified wages for the years ended December 31, 2020 and 2021. In September 2023, the Company submitted filings for CARES Employee Retention Credits totaling $2.2 million that are reported in the accompanying condensed consolidated balance sheet within prepaid expenses and other current assets as of December 31, 2023 and 2024, and in the accompanying statement of operations for the year ended December 31, 2023.

(11) Leases & sale and leaseback

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

During 2016, the Company entered into an agreement to extend its lease of approximately 51,650 square feet of office space in Northborough, Massachusetts. The lease commenced on January 1, 2017 and will expire on December 31, 2031. The annual base rent associated with the lease was $492,000 during 2024 and is increasing by approximately 3% annually for the term of the lease. The lease also requires the payment by the Company of its pro rata share of real estate taxes and certain other expenses. Prior to the expiration of the lease, the Company will have the right to extend the lease for an additional term of five years.

Under the terms of the lease extension, the landlord provided the Company with an allowance of $1.2 million to be utilized for improvements to the leased premises. These amounts were considered a lease incentive and were excluded from the Company’s ROU assets upon its adoption of ASU 2016-02 on January 1, 2019. At December 31, 2024 and 2023, the Company had capitalized $1.2 million in associated leasehold improvement costs.

The Company incurred operating lease costs of $5.9 million and $5.3 million during the years ended December 31, 2024 and 2023, respectively. Cash payments related to operating lease liabilities were $5.6 million and $4.9 million during the years ended December 31, 2024 and 2023, respectively. At December 31, 2024, the weighted average remaining lease term for operating leases was 7.6 years. At December 31, 2024, the weighted average discount rate for operating leases was 12.1%.

Maturities of operating lease liabilities at December 31, 2024 are as follows:

Year	Operating Leases
(In thousands)
2025	6,185
2026	5,671
2027	4,764
2028	4,668
2029	4,217
Thereafter	15,179
Total lease payments	40,684
Less imputed interest	(14,257)
Total lease liabilities	$26,427

As of December 31, 2024, the Company had no additional operating real estate or equipment leases that would commence during 2025.

Sale and leaseback transaction

In January and September 2024, the Company entered into sale and leaseback arrangements, pursuant to which the Company sold certain equipment to an equipment leasing company for one-time cash payments of $5.0 million and $10.0 million, respectively, leased back such equipment from the leasing company. The transactions were considered as failed sale and leaseback transactions and accordingly, were accounted as financing transactions. The Company did not recognize gain on any of the proceeds received from the lessor that contractually constitute payments to acquire the assets subject to these arrangements. Instead, the sale proceeds received were accounted for as finance obligations. The monthly lease rents will be paid over the term of three years and will be allocated between interest expense and principal repayment of the financial liability.

The outstanding finance obligation balance as of December 31, 2024 was $14.1 million. Maturities of finance obligations for sale and leaseback at December 31, 2024 are as follows:

Year	Finance Obligation
(In thousands)
2025	5,945
2026	5,945
2027	5,707
Total lease payments	17,597
Less imputed interest	(3,482)
Total lease liabilities	$14,115

(12) Commitments and Contingencies

Cloud Computing Agreement

The Company is party to multiple cloud computing agreements that are service contracts for enterprise resource planning software and payroll services. The amortization period of a cloud computing agreement was adjusted during the year ended December 31, 2024 to align with implementation of a new agreement that will begin to amortize during 2025. The amortization associated with the payroll services agreement began during the year ended December 31, 2024 and will amortize over a period of five years. The capitalized implementation costs are classified on the consolidated balance sheets as follows:

	December 31,	December 31,
	2024	2023
	(In thousands)
Cloud computing costs included in other current assets	$637	$420
Cloud computing costs included in other assets	4,299	1,590
Amortization of cloud computing costs	(1,053)	(662)
Total capitalized cloud computing costs	$3,883	$1,348

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

Charges for Engineering Change

In January 2024, the Company was notified by a customer of an engineering change to one of the parts the Company manufactures for that customer to enable incremental productivity and support a set of broader system level changes that could drive higher demand for its parts. The Company submitted claims to the customer for reimbursement for estimated inventory and equipment losses incurred by the Company and its vendors due to potential obsolescence. In connection with the same, during the three months ended March 31, 2024, the Company recognized a charge of $6.8 million, net of contractual recoverable of $1.9 million, in cost of revenues for inventory obsolescence and impairment of equipment. The claims were fully approved and recovered by December 31, 2024, and the reimbursements were recognized as an offset to the charge the Company recognized in cost of revenues.

Letters of Credit

The Company has provided certain customers with letters of credit securing obligations under commercial contracts. As of December 31, 2024, the Company had $0.4 million of restricted cash to support our outstanding letters of credit. The Company had letters of credit outstanding of $0.2 million at December 31, 2023 and these letters of credit were secured by the Company’s restricted cash.

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

Purchase Commitments

As of December 31, 2024, the Company had purchase commitments of approximately $243.3 million, which included capital commitments of $172.4 million. Purchase commitments related to capital expenditures are anticipated to be spent over the next three years, while the Company's remaining purchase commitments are anticipated to be spent throughout 2025.

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

The Company recorded warranty expense of $1.4 million during the year ended December 31, 2024. The Company recorded warranty expense of $0.5 million during the year ended December 31, 2023. The Company recorded warranty expense of $0.2 million during the year ended December 31, 2022.

(13) Stockholders’ Equity

At December 31, 2024 and 2023, the Company was authorized to issue 255,000,000 shares of stock, of which 250,000,000 shares were designated as common stock and 5,000,000 shares were designated as preferred stock.

(14) Employee Benefit Plan

The Company sponsors the Aspen Aerogels, Inc. 401(k) Plan. Under the terms of the plan, the Company’s employees may contribute a percentage of their pretax earnings. During the year ended December 31, 2024, 2023, and 2022, the Company provided matching contributions of $1.6 million, $1.5 million, and $1.2 million, respectively.

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

The 2023 Equity Plan was approved by stockholders at the Company’s annual meeting of stockholders on June 1, 2023 as the successor to the 2014 Equity Plan, and no further awards may be made under the 2014 Equity Plan after that date. Under the 2023 Equity Plan, the Company may grant ISOs, NSOs, restricted stock, RSUs and other stock-based awards. Stock options under the 2023 Equity Plan are to be granted with an exercise price not less than the fair market value of the Company’s common stock at the date of grant. Equity awards granted to employees generally vest over a service period of three to four years. Restricted stock, RSUs and stock options granted to nonemployee directors generally vest over a one-year service period.

As of December 31, 2024, 4,955,249 shares of common stock were reserved for issuance upon the exercise or vesting of outstanding stock-based awards granted under the Company’s equity incentive plans. Any cancellations or forfeitures of awards outstanding under the 2023 Equity Plan or the 2014 Equity Plan will result in the shares reserved for issuance pursuant to such awards becoming available for grant under the 2023 Equity Plan. As of December 31, 2024, the Company has either reserved in connection with statutory tax withholdings or issued a total of 5,981,915 shares under the Company’s equity incentive plans. As of December 31, 2024, there were 2,184,830 shares of common stock available for future grant under the 2023 Equity Plan.

During the year ended December 31, 2024, the Company granted 250,968 restricted common stock units (RSUs) with a grant date fair value of $4.1 million and non-qualified stock options (NSOs) to purchase 581,658 shares of common stock with a grant date fair value of $6.5 million to employees under its equity incentive plans. The RSUs and NSOs granted to employees will vest over a three-year period from the applicable vesting commencement date. During the year ended December 31, 2024, the Company also granted 13,264 shares of restricted common stock with a grant date fair value of $0.4 million and NSOs to purchase 11,618 shares of common stock with a grant date fair value of $0.2 million to its non-employee directors under the 2023 Equity Plan. The restricted common stock and NSOs granted to non-employee directors vest upon the earlier of the date that is the one-year anniversary of the grant date or the day prior to the Company’s annual meeting of stockholders to be held in 2025.

Stock-based compensation is included in cost of sales or operating expenses, as applicable, and consists of the following:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Cost of product revenue	$773	$583	$931
Research and development expenses	1,140	799	1,166
Sales and marketing expenses	1,692	1,484	1,883
General and administrative expenses	9,250	8,088	5,405
Total stock-based compensation	$12,855	$10,954	$9,385

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

Expected Volatility

In 2024, 2023 and 2022, the Company used its historical volatility as a basis to estimate expected volatility in the valuation of stock options.

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

Assumptions Utilized

The following information relates to the fair value of the option awards estimated by use of the Black-Scholes option-pricing model:

	Year Ended December 31,
	2024	2023	2022
Weighted average assumptions:
Expected term (in years)	5.99	6.12	5.97
Expected volatility	75.04%	70.04%	61.85%
Risk free rate	4.11%	4.08%	2.13%
Expected dividend yield	0.00%	0.00%	0.00%
Weighted average fair value:
Grant-date fair value of options granted	$11.36	$4.91	$14.20
Grant-date fair value of options vested	$7.59	$9.63	$5.06
Aggregate intrinsic value of options exercised	$22,805,464	$1,652,567	$1,306,245

Outstanding Options

The following table summarizes information about stock options outstanding:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	($ in thousands, except share and per share data)
Options outstanding at December 31, 2023	5,234,194	$7.12	$11.37	5.26	$16,486,864
Granted	593,276	$11.36	$16.59
Forfeited	(129,528)	$7.29	$11.64
Expired	(34,581)	$32.86	$36.71
Exercised	(1,268,742)	$4.41	$8.44		$22,805,464
Options outstanding at December 31, 2024	4,394,619	$6.00	$9.88	6.56	$18,259,582
Exercisable at December 31, 2024	2,301,178	$5.03	$9.18	6.56	$11,644,479
Expected to vest at December 31, 2024	2,093,441	$7.06	$10.66	1.77	$6,615,103

As of December 31, 2024, total unrecognized compensation cost related to non-vested service-based options granted under the Company’s equity incentive plans was $9.0 million. The unrecognized compensation cost for the service-based options is expected to be recognized over a weighted average period of 1.77 years.

Restricted Stock Awards and Restricted Stock Units

The Company values restricted stock awards and RSUs based on the closing price of our shares on the date of grant. RSUs have time-based vesting conditions and typically vest over three or four years. Restricted stock awards issued to nonemployee directors generally vest in full one year from the date of grant.

The following table provides detail of grants, vesting, and forfeitures of RSUs during 2024:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2023	574,247	$11.38
Granted	250,968	16.36
Vested	(209,166)	12.99
Forfeited	(55,419)	11.94
Balance at December 31, 2024	560,630	$12.95

Restricted stock awards granted during 2024 are considered issued and outstanding common stock and are excluded from the table above. As of December 31, 2024, there were 13,264 shares of restricted stock outstanding which were granted to nonemployee directors.

The total intrinsic value of restricted stock and RSUs that vested in 2024 and 2023 was $3.7 million and $1.3 million, respectively. As of December 31, 2024, 573,894 of the total shares of restricted stock and RSUs outstanding will vest upon the fulfillment of service conditions.

As of December 31, 2024, total unrecognized compensation cost related to restricted stock awards issued to nonemployee directors of $0.2 million, and RSUs of $4.5 million is expected to be recognized over a weighted average period of 0.44 years and 1.81 years respectively.

During the year ended December 31, 2021, the Company awarded 461,616 shares of restricted common stock to its Chief Executive Officer with vesting subject to the achievement of certain volume weighted average common stock price targets, over a three-to-five year period. The Company valued the shares using a Monte-Carlo simulation model to estimate the grant date fair value utilizing an expected volatility of 59.3% and a risk free rate of 0.89%.

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

On March 5, 2024, the Compensation and Leadership Development Committee (the Committee) of the Board of Directors of the Company approved the cancellation of the outstanding, unearned portion of the performance-based restricted shares granted to certain employees pursuant to the 2014 Equity Plan on June 29, 2021 (to Chief Executive Officer) and June 2, 2022 (to certain other employees). The Committee determined that based on current market conditions, the likelihood of achievement of any of the remaining performance hurdles applicable to the unearned restricted shares is remote, and that the unearned restricted shares therefore had ceased to have incentive value for the grantees. On March 6, 2024, the Company entered into cancellation agreements, pursuant to which the applicable employees agreed to such cancellation.

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

(16) Net Income (Loss) Per Share

The computation of basic and diluted net income (loss) per share consists of the following:

	Year ended December 31,
	2024	2023	2022
	(In thousands, except share and per share data)
Numerator:
Net income (loss)	$13,375	$(45,811)	$(82,738)
Denominator:
Weighted average shares outstanding, basic	77,535,121	69,439,034	39,363,114
Weighted average shares outstanding, diluted	80,306,690	69,439,034	39,363,114
Net income (loss) per share, basic	$0.17	$(0.66)	$(2.10)
Net income (loss) per share, diluted	$0.17	$(0.66)	$(2.10)

Potentially dilutive common shares that were excluded from the computation of diluted net loss per share because they were anti-dilutive consist of the following:

	Year ended December 31,
	2024	2023	2022
Common stock options	141,134	5,234,194	3,904,080
Restricted common stock units	2,979	574,247	257,075
Restricted common stock awards	218	881,674	23,886
Convertible note, if converted	—	3,951,833	3,601,533
Total	144,331	10,641,948	7,786,574

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

(17) Income Taxes

The Company incurred net operating income for the year ended December 31, 2024 and net operating loss for the years ended December 31, 2023 and 2022. The Company incurred net operating losses and recorded a full valuation allowance against net deferred tax assets for all prior periods. Accordingly, the Company has not recorded a provision for federal or state income taxes. The Company recorded income tax expense of $1.7 million for the year ended December 31, 2024 associated with its Mexican maquiladora operations. There was no respective income tax for the years ended December 31, 2023 and 2022.

The reconciliation between the U.S. statutory income tax rate and the Company’s effective rate consists of the following:

	Year Ended December 31,
	2024	2023	2022
U.S. federal income tax statutory rate	21%	21%	21%
Permanent differences	12%	—%	1%
State tax, net of federal benefit	3%	7%	5%
Changes in valuation allowance for deferred tax assets	9%	(17)%	(27)%
Stock-based compensation	(29)%	(7)%	—%
Research credits	(8)%	—%	—%
Other	(5)%	2%	—%
State rate change	(3)%	(6)%	—%
Foreign	11%	—%	—%
Effective tax rate	11%	—	—

The tax effects of temporary differences between financial statement and tax accounting that gave rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2024 and 2023 are presented below:

	December 31,
	2024	2023
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$71,026	$82,563
Stock-based compensation	4,197	3,076
Operating lease liabilities	6,732	5,997
Capitalized research and development	12,250	6,320
Tax credit carryforwards	6,358	4,261
Reserves and accruals	7,491	6,180
Interest expense limitation	6,354	929
Total gross deferred tax assets	114,408	109,326
Deferred tax liabilities:
Depreciation	(2,715)	(1,125)
Operating lease right-of-use assets	(5,061)	(4,340)
Total deferred tax liabilities	(7,776)	(5,465)
Total deferred tax assets and liabilities	106,632	103,861
Valuation allowance	(106,632)	(103,861)
Net deferred tax asset	$—	$—

The net change in the valuation allowance for the year ended December 31, 2024, was an increase of $2.8 million. The Company has recorded a full valuation allowance against its deferred tax assets due to the uncertainty associated with the utilization of the net operating loss carryforwards and other future deductible items. In assessing the realizability of deferred tax assets, the Company considers all available evidence, historical and prospective, with greater weight given to historical evidence, in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the Company’s deferred tax assets generally is dependent upon generation of future taxable income.

At December 31, 2024, the Company had $315.3 million of net operating losses available to offset future federal income, if any, of which $156.3 million expire on various dates through December 31, 2037. Net operating losses of $159.0 million generated from 2018 through 2023 have an unlimited carryforward.

At December 31, 2024, the Company had $117.2 million of apportioned net operating losses available to offset future state taxable income, if any, and which begin to expire at various dates between 2025 and 2043.

For each of the years ended December 31, 2024, 2023 and 2022, the Company did not have any material unrecognized tax benefits and thus no interest and penalties related to unrecognized tax benefits were recorded. In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next twelve months.

The Company files a federal income tax return in the United States and income tax returns in various state and foreign jurisdictions. All tax years are open for examination by the taxing authorities for both federal and state purposes.

The Tax Cuts and Jobs Act (“TCJA”) requires taxpayers to capitalize and amortize research and development (R&D) expenditures under section 174 for tax years beginning after December 31, 2021. This rule became effective for the Company during 2022. Capitalized R&D costs were $66.3 million as of December 31, 2024. The Company will amortize these costs for tax purposes over 5 years for R&D performed in the U.S. and over 15 years for R&D performed outside the U.S. In 2024, all R&D was performed in the U.S.

(18) Segment Information

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

Summarized below are the Revenue, Cost of Goods Sold, and Segment Operating Profit for each reporting segment:

	Year Ended			Year Ended
	Revenue			Cost of Goods Sold
	December 31			December 31
	2024	2023	2022	2024	2023	2022
	(In thousands)
Energy industrial	$145,867	$128,639	$124,807	$87,425	$94,477	$105,963
Thermal barrier	306,832	110,079	55,557	182,377	87,320	69,425
Total	$452,699	$238,718	$180,364	$269,802	$181,797	$175,388

	Year Ended
	Segment Operating Profit (Loss)
	December 31
	2024	2023	2022
	(In thousands)
Energy industrial	$58,442	$34,162	$18,844
Thermal barrier	124,455	22,759	(13,868)
Total	$182,897	$56,921	$4,976
Corporate expenses	128,362	106,124	84,221
Operating profit (loss)	54,535	(49,203)	(79,245)
Other (expense) income, net	(39,446)	3,392	(3,493)
Income tax expense	(1,714)	-	-
Net income (loss)	$13,375	$(45,811)	$(82,738)

	Year Ended
	Depreciation Expense
	December 31,
	2024	2023	2022
	(In thousands)
Energy industrial	$11,685	$10,720	$8,476
Thermal barrier	10,841	4,598	746
Consolidated depreciation expense	$22,526	$15,318	$9,222

	Total Assets
	December 31,
	2024	2023
	(In thousands)
Energy industrial	$103,453	$93,168
Thermal barrier	159,934	118,565
Total assets of reportable segments	263,387	211,733
Construction in progress	352,545	314,678
All other corporate assets	279,212	176,637
	$895,144	$703,048

Information about the Company’s total revenues, based on shipment destination or services location, is presented in the following table:

	Year Ended
	December 31,
	2024	2023	2021
	($ in thousands)
Revenue:
U.S.	$258,518	$151,037	$113,968
International	194,181	87,681	66,396
Total	$452,699	$238,718	$180,364

(19) Subsequent Events

The Company has evaluated subsequent events through February 27, 2025, the date of issuance of the consolidated financial statements for the year ended December 31, 2024.

In February 2025, the Company decided to cease construction at its previously planned second manufacturing plant in Statesboro, Georgia and demobilize the site. The Company is in the process of assessing options to derive value from the assets, including potentially relocating certain equipment to improve and expand its existing manufacturing facility in East Providence. In connection with the demobilization, the Company is no longer pursuing its application for a loan from the Department of Energy’s Loan Programs Office and has withdrawn from the loan application process. The Company will assess the impact of the demobilization on the $332.4 million capitalized construction and interest costs. If necessary, the Company will adjust the capitalized value to its salvage value in accordance with U.S. GAAP. The Company may incur additional costs associated with the demobilization of the site. Further, the Company expects to write off deferred financing costs of $6.1 million incurred in connection with pursuing financing for the construction of the plant.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Year	Charges to Costs and Expenses (a)	Recoveries of Costs and Expenses (b)	Deductions to Allowances for Uncollectible Accounts (c)	Charges to (Deductions from) Other Accounts (d)	Balance at End of Year
Year Ended December 31, 2024:
Allowances for uncollectible accounts and sales returns and allowances	$230	247	—	—	788	$1,265
Year Ended December 31, 2023:
Allowances for uncollectible accounts and sales returns and allowances	$255	(93)	—	—	68	$230
Year Ended December 31, 2022:
Allowances for uncollectible accounts and sales returns and allowances	$150	115	—	—	(10)	$255

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

As of December 31, 2024, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded, that, as of December 31, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2013).

Based on our assessment, management believes that, as of December 31, 2024, the Company’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on our assessment of our internal control over financial reporting. This report appears further below in this Item 9A.

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

Item 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2024, the following of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K:

On November 12, 2024, Corby Whitaker, our Senior Vice President, Sales and Marketing, adopted a Rule 10b5-1 Sales Plan. The plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides for the sale of up to an aggregate of 198,272 shares of our common stock, plus the net number of shares of our common stock underlying certain restricted stock unit (“RSU”) awards, until November 30, 2025. The number of shares to be sold pursuant to the Rule 10b5-1 trading arrangement is indeterminable with respect to the RSU awards, as such number is subject to the number of shares that will be automatically sold to satisfy applicable tax withholding obligations upon vesting of the RSU awards, which will vary based on the market price of our common stock at the time of vesting.

On November 13, 2024, Keith Schilling, our Senior Vice President, Technology, adopted a Rule 10b5-1 Sales Plan. The plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides for the sale of up to an aggregate of 37,786 shares of our common stock, plus the net number of shares of our common stock underlying certain restricted stock unit (“RSU”) awards, until September 30, 2025. The number of shares to be sold pursuant to the Rule 10b5-1 trading arrangement is indeterminable with respect to the RSU awards, as such number is subject to the number of shares that will be automatically sold to satisfy applicable tax withholding obligations upon vesting of the RSU awards, which will vary based on the market price of our common stock at the time of vesting.

On November 15, 2024, Stephanie Pittman, our Chief Human Resources Officer, adopted a Rule 10b5-1 Sales Plan. The plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides for the sale of up to an aggregate of 48,502 shares of our common stock until November 11, 2025.

On November 15, 2024, Gregg Landes, our Senior Vice President, Operations and Strategic Development, adopted a Rule 10b5-1 Sales Plan. The plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides for the sale of up to an aggregate of 261,836 shares of our common stock, plus the net number of shares of our common stock underlying certain restricted stock unit (“RSU”) awards, until November 30, 2025. The number of shares to be sold pursuant to the Rule 10b5-1 trading arrangement is indeterminable with respect to the RSU awards, as such number is subject to the number of shares that will be automatically sold to satisfy applicable tax withholding obligations upon vesting of the RSU awards, which will vary based on the market price of our common stock at the time of vesting.

On November 26, 2024, Virginia H. Johnson, our Chief Legal Officer, General Counsel & Corporate Secretary, adopted a Rule 10b5-1 Sales Plan. The plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides for the sale of up to an aggregate of 92,330 shares of our common stock, plus the net number of shares of our common stock underlying certain restricted stock unit (“RSU”) awards, until November 30, 2025. The number of shares to be sold pursuant to the Rule 10b5-1 trading arrangement is indeterminable with respect to the RSU awards, as such number is subject to the number of shares that will be automatically sold to satisfy applicable tax withholding obligations upon vesting of the RSU awards, which will vary based on the market price of our common stock at the time of vesting.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Delinquent Section 16(a) Reports,” and “Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Compensation,” “Compensation Discussion and Analysis,” “Director Compensation,” “Management and Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Risks Related to Compensation Practices and Policies” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 15(a). The following documents are filed as part of this Annual Report on Form 10-K:

Item 15(a)(1). The following consolidated financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements of Operations for the Years Ended December 31, 2024, 2023, and 2022

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2024, 2023 and 2022

Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022

Notes to Consolidated Financial Statements

Item 15(a)(2). The following financial statements schedule is included in Part II, Item 8:

Schedule II – Valuation and Qualifying Accounts

All other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3). Exhibits:

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Restated Certificate of Incorporation of the Registrant, as filed with the Secretary of State of the State of Delaware on June 18, 2014.		Form 8-K (Exhibit 3.2)	6/19/14	001-36481

3.1.2	Certificate of Amendment to Restated Certificate of Incorporation of Aspen Aerogels, Inc., dated June 1, 2023.		Form 8-K (Exhibit 3.1)	6/1/23	001-36481

3.2	Amended and Restated Bylaws of Aspen Aerogels, Inc.		Form 10-K (Exhibit 3.2)	3/7/24	001-36481

4.1	Form of common stock certificate.		Amendment No. 1 to Form S-1 (Exhibit 4.1)	5/14/14	333-195523

4.2	Description of Securities.		Form 10-K (Exhibit 4.3)	3/6/20	001-36481

10.1	2014 Employee, Director and Consultant Equity Incentive Plan. +		Form S-8 (Exhibit 99.10)	8/13/14	333-198124

10.2	Form of Stock Option Agreement granted under 2014 Employee, Director and Consultant Equity Incentive Plan.+		Amendment No. 1 to Form S-1 (Exhibit 10.2.2)	5/14/14	333-195523

10.3	Form of Restricted Stock Unit Agreement for executive officers under 2014 Employee, Director and Consultant Equity Incentive Plan. +		Form 10-Q (Exhibit 10.3)	11/7/14	001-36481

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.4	Form of Restricted Stock Agreement for directors under 2014 Employee, Director and Consultant Equity Incentive Plan. +		Amendment No. 1 to Form S-1 (Exhibit 10.2.3)	5/14/14	333-195523

10.4.1	Aspen Aerogels 2023 Equity Incentive Plan.		Form 8-K (Exhibit 10.1)	6/1/23	001-36481

10.4.2	Form of Stock Option Agreement under the Aspen Aerogels 2023 Equity Incentive Plan.		Form 8-K (Exhibit 10.2)	6/1/23	001-36481

10.4.3	Form of Restricted Stock Unit Agreement for Executive Officers under the Aspen Aerogels 2023 Equity Incentive Plan.		Form 8-K (Exhibit 10.3)	6/1/23	001-36481

10.4.4	Form of Restricted Stock Agreement for Directors under the Aspen Aerogels 2023 Equity Incentive Plan.		Form 8-K (Exhibit 10.4)	6/1/23	001-36481

10.4.5	Form of Director Stock Option Agreement under the Aspen Aerogels 2023 Equity Incentive Plan.		Form 8-K (Exhibit 10.5)	6/1/23	001-36481

10.5	Multi-Tenant Industrial Net Lease, dated August 20, 2001, by and between the Registrant and Cabot II — MA1M03, LLC (as successor landlord to TMT290 Industrial Park, Inc.), as amended.		Form S-1 (Exhibit 10.3)	4/28/14	333-195523

10.5.1	First Amendment to Lease, dated December 22, 2021, by and between the Registrant and G&I IX Forbes Whitney, LLC.		Form 10-K (Exhibit 10.14.1)	3/1/22	001-36481

10.6	Form of Performance-Based Restricted Stock Agreement for certain employees +		Form 10-Q (Exhibit 10.2)	8/4/22	001-36481

10.7	Loan Agreement, dated November 28, 2022, by and between the Registrant, Aspen Aerogels Georgia LLC, Aspen Aerogels Rhode Island, LLC and General Motors Holdings LLC.		Form 8-K (Exhibit 10.1)	11/29/22	001-36481

10.7.1

First Amendment, dated September 28, 2023, to the Loan Agreement, dated November 28, 2022, by and among the Company, Aspen Aerogels Georgia, LLC, Aspen Aerogels Rhode Island, LLC and General Motors Holdings LLC.

			Form 10-Q (Exhibit 10.2)	11/2/23	001-36481

10.8	Executive Employment Agreement, dated January 1, 2023, by and between the Registrant and Ricardo C. Rodriguez.+		Form 10-K (Exhibit 10.18(3))	3/16/23	001-36481

10.8(1)	Executive Employment Agreement, dated January 1, 2023, by and between the Registrant and Gregg Landes.+		Form 10-K (Exhibit 10.18(5))	3/16/23	001-36481

10.8(2)	Executive Employment Agreement, dated March 25, 2022, by and between the Registrant and Virginia H. Johnson.+		Form 10-K (Exhibit 10.18(6))	3/16/23	001-36481

10.8(3)	Executive Employment Agreement, dated January 1, 2023, by and between the Registrant and Keith Schilling.+		Form 10-K (Exhibit 10.18(7))	3/16/23	001-36481

10.8(4)	Executive Employment Agreement, dated January 1, 2023, by and between the Registrant and Corby Whitaker.+		Form 10-K (Exhibit 10.18(8))	3/16/23	001-36481

10.8(5)	Executive Employment Agreement, dated September 14, 2023, by and between the Registrant and Santhosh Daniel.+		Form 10-Q (Exhibit 10.1)	11/2/23	001-36481

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.8(6)	Executive Employment Agreement, dated September 5, 2023, by and between the Registrant and Stephanie Pittman.+		Form 10-Q (Exhibit 10.4)	11/2/23	001-36481

10.9	Aspen Aerogels, Inc. Bonus Plan (Amended and Restated Effective as of January 1, 2024).+		Form 10-Q (Exhibit 10.3)	11/2/23	001-36481

10.10	Form of participation letter of executive officers under bonus plan. +		Form 10-K (Exhibit 10.23)	3/2/17	001-36481

10.11	Non-Employee Director Compensation Policy. +		Form 10-Q (Exhibit 10.1)	8/8/24	001-36481

10.12	Cross License Agreement, dated as of April 1, 2006, by and between Cabot Corporation and the Registrant, as amended.*		Form S-1 (Exhibit 10.17)	4/28/14	333-195523

10.13	Form of indemnification agreement with directors and certain officers. +		Amendment No. 1 to Form S-1 (Exhibit 10.18)	5/14/14	333-195523

10.14	Inducement Agreement, dated as of February 17, 2022, by and among Aspen Aerogels Georgia, LLC, the Development Authority of Bulloch County, the City of Statesboro, and Bulloch County, Georgia.		Form 10-Q (Exhibit 10.1)	5/10/22	001-36481

10.15	PILOT Agreement, dated as of February 17, 2022, by and among Aspen Aerogels Georgia, LLC and the Development Authority of Bulloch County.		Form 10-Q (Exhibit 10.3)	5/10/22	001-36481

10.16

Performance and Accountability Agreement, dated as of February 17, 2022, by and among Aspen Aerogels Georgia, LLC, the Development Authority of Bulloch County, and the Georgia Department of Community Affairs.

			Form 10-Q (Exhibit 10.4)	5/10/22	001-36481

10.17	Securities Purchase Agreement, dated February 15, 2022, by and between the Registrant and Wood River Capital, LLC.		Form 8-K (Exhibit 10.2)	2/17/22	001-36481

10.18	Memorandum of Understanding, dated as of February 17, 2022, by and between Aspen Aerogels Georgia, LLC, the Development Authority of Bulloch County and the Georgia Department of Economic Development.		Form 10-Q (Exhibit 10.2)	5/10/22	001-36481

10.19	SEIG Award Cancellation Agreement, dated March 6, 2024 (Donald R. Young)		Form 8-K (Exhibit 10.1+)	3/7/24	001-36481

10.20	Form of SEIG Award Cancellation Agreement, dated March 6, 2024 (other employees)		Form 8-K (Exhibit 10.2+)	3/7/24	001-36481

10.21	Supply Agreement, dated February 3, 2021, by and between the registrant and Silbond Corporation.*		Form 10-Q (Exhibit 10.1)	5/4/21	001-36481

10.22	Performance-Based Restricted Stock Agreement, dated as of June 29, 2021, by and between the Registrant and Donald R. Young. +		Form 10-Q (Exhibit 10.3)	8/4/21	001-36481

10.23	Note Purchase and Sale Agreement, dated as of August 19, 2024, by and between Aspen Aerogels, Inc. and Wood River Capital, LLC.*		Form 8-K (Exhibit 10.1)	8/19/24	001-36481

10.24	Credit, Security and Guaranty Agreement, dated as of August 19, 2024, by and among Aspen Aerogels, Inc., Aspen		Form 8-K (Exhibit 10.2)	8/19/24	001-36481

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
Aerogels Rhode Island, LLC, MidCap Fund IV Trust and MidCap Financial Trust.*

10.25	Amended and Restated Executive Employment Agreement, dated as of August 30, 2024, by and between the Company and Donald R. Young .+		Form 8-K (Exhibit 10.1)	9/3/24	001-36481

14.1	Code of Business Conduct and Ethics.	X

19.1	Insider Trading Policy of Aspen Aerogels, Inc.	X

21.1	Subsidiaries of the Registrant.	X

23.1	Consent of KPMG LLP.	X

31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.	X

32	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.	X

97	Compensation Recoupment Policy (Amended and Restated Effective June 1, 2023).		Form 10-K (Exhibit 97)	3/7/24	001-36481

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

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

ASPEN AEROGELS, INC.

Date: February 27, 2025	By:	/s/ Donald R. Young
Donald R. Young
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Donald R. Young Donald R. Young	President, Chief Executive Officer and Director (principal executive officer)	February 27, 2025

/s/ Ricardo C. Rodriguez Ricardo C. Rodriguez	Chief Financial Officer and Treasurer (principal financial officer)	February 27, 2025

/s/ Santhosh P. Daniel	Chief Accounting Officer (principal accounting officer)	February 27, 2025
Santhosh P. Daniel

/s/ William P. Noglows William P. Noglows	Chairperson of the Board	February 27, 2025

/s/ Rebecca B. Blalock Rebecca B. Blalock	Director	February 27, 2025

/s/ James E. Sweetnam James E. Sweetnam	Director	February 27, 2025

/s/ Kathleen M. Kool Kathleen M. Kool	Director	February 27, 2025

/s/ Steven R. Mitchell Steven R. Mitchell	Director	February 27, 2025

/s/ Cari Robinson Cari Robinson	Director	February 27, 2025

/s/ Mark L. Noetzel Mark L. Noetzel	Director	February 27, 2025