Form 10-Q
period 2025-03-31
ASPEN AEROGELS INC
filed 2025-05-08
CIK 1145986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 6, 2025, the registrant had 82,174,358 shares of common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ASPEN AEROGELS, INC.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2025	2024
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$192,039	$220,882
Restricted cash	394	394
Accounts receivable, net of allowances of $893 and $1,265	77,355	109,104
Inventories	56,739	47,551
Prepaid expenses and other current assets	17,359	31,517
Total current assets	343,886	409,448
Property, plant and equipment, net	179,282	459,276
Operating lease right-of-use assets	19,103	20,854
Finance lease right-of-use assets	5,934	—
Other long-term assets	6,771	5,566
Total assets	$554,976	$895,144
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$39,931	$44,361
Accrued expenses	16,681	36,495
Deferred revenue	2,645	2,199
Finance obligation for sale and leaseback transactions	3,929	4,028
Operating lease liabilities	3,339	3,279
Finance lease liabilities	1,408	—
Long term debt - current portion	13,500	19,750
Total current liabilities	81,433	110,112
Revolving line of credit	28,956	42,131
Long term debt	95,416	94,961
Finance obligation for sale and leaseback transactions long-term	8,353	10,087
Operating lease liabilities long-term	22,305	23,148
Finance lease liabilities long-term	3,679	—
Total liabilities	240,142	280,439
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.00001 par value per share; 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value per share; 250,000,000 shares authorized, 82,174,358 and 82,040,468 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	1,276,310	1,274,932
Accumulated deficit	(961,476)	(660,227)
Total stockholders’ equity	314,834	614,705
Total liabilities and stockholders’ equity	$554,976	$895,144

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
	(In thousands, except share and per share data)
Revenue	$78,723	$94,501
Cost of revenue	55,911	59,358
Gross profit	22,812	35,143
Operating expenses:
Research and development	4,333	4,489
Sales and marketing	8,384	8,303
General and administrative	13,034	17,213
Restructuring and demobilization costs	9,790	—
Impairment of property, plant and equipment	286,612	2,702
Total operating expenses	322,153	32,707
Income (loss) from operations	(299,341)	2,436
Other income (expense)
Interest expense, convertible note - related party	—	(3,038)
Interest income (expense)	(1,962)	(477)
Other income	1,130	—
Total other expense	(832)	(3,515)
Loss before income tax expense	(300,173)	(1,079)
Income tax expense	(1,076)	(756)
Net loss	$(301,249)	$(1,835)
Net loss per share:
Basic and diluted	$(3.67)	$(0.02)
Weighted-average common shares outstanding:
Basic and diluted	82,065,676	75,762,893

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Value	Shares	Value
Balance at December 31, 2024	—	$—	82,040,468	$—	$1,274,932	$(660,227)	$614,705
Net loss	—	—	—	—	—	(301,249)	(301,249)
Stock-based compensation expense	—	—	—	—	1,952	—	1,952
Vesting of restricted stock units	—	—	133,890	—	(556)	—	(556)
Issuance costs from offering of common stock	—	—	—	—	(18)	—	(18)
Balance at March 31, 2025	—	$—	82,174,358	$—	$1,276,310	$(961,476)	$314,834

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Value	Shares	Value
Balance at December 31, 2023	—	$—	76,503,151	$—	$1,161,657	$(673,602)	$488,055
Net loss	—	—	—	—	—	(1,835)	(1,835)
Stock-based compensation expense	—	—	—	—	2,532	—	2,532
Issuance costs from private placement of common stock	—	—	—	—	(28)	—	(28)
Vesting of restricted stock units	—	—	118,289	—	(1,081)	—	(1,081)
Cancellation of restricted stock	—	—	(679,797)	—	2,174	—	2,174
Proceeds from employee stock option exercises	—	—	136,286	—	1,386	—	1,386
Balance at March 31, 2024	—	$—	76,077,929	$—	$1,166,640	$(675,437)	$491,203

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net loss	$(301,249)	$(1,835)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	5,793	5,786
Accretion of interest on convertible note - related party	—	2,810
Amortization of debt issuance costs	730	9
Amortization of debt discount due to modification of convertible note – related party	—	219
Deferred financing costs written off	—	1,709
Provision for bad debt	(108)	—
Stock-based compensation expense	1,952	4,706
Impairment of property, plant and equipment	286,634	6,039
Reduction in the carrying amount of operating lease right-of-use assets	652	574
Changes in operating assets and liabilities:
Accounts receivable	31,857	(14,034)
Inventories	(9,188)	(6,561)
Prepaid expenses and other assets	12,854	(9,359)
Accounts payable	(3,865)	2,148
Accrued expenses	(19,814)	(10,289)
Deferred revenue	446	814
Operating lease liabilities	(1,062)	(485)
Net cash provided by (used in) operating activities	5,632	(17,749)
Cash flows from investing activities:
Capital expenditures	(12,998)	(25,863)
Net cash used in investing activities	(12,998)	(25,863)
Cash flows from financing activities:
Proceeds from employee stock option exercises	—	1,386
Proceeds from sale and leaseback transactions	—	4,982
Repayment of lease and other finance obligations	(1,203)	—
Payments made for employee restricted stock tax withholdings	(556)	(1,081)
Repayment of revolving line of credit	(13,200)	—
Repayment of term loan	(6,500)	—
Fees and issuance costs from offering of common stock	(18)	(28)
Net cash provided by (used in) financing activities	(21,477)	5,259
Net decrease in cash, cash equivalents and restricted cash	(28,843)	(38,353)
Cash, cash equivalents and restricted cash at beginning of period	221,276	139,971
Cash, cash equivalents and restricted cash at end of period	$192,433	$101,618
Supplemental disclosures of cash flow information:
Interest paid	$3,385	$187
Income taxes paid	$2,916	$—
Supplemental disclosures of non-cash activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$94
Changes in accrued capital expenditures	$(565)	$(8,529)

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Description of Business and Basis of Presentation

Nature of Business

Aspen Aerogels, Inc. (the Company) is an aerogel technology company that designs, develops and manufactures innovative, high-performance aerogel materials used primarily in the energy industrial, sustainable insulation materials and electric vehicle (EV) markets. The Company has provided high-performance aerogel insulation to the energy industrial and sustainable insulation markets for nearly two decades. The Company has developed and commercialized its proprietary line of PyroThin aerogel thermal barriers for use in battery packs in EVs. In addition, the Company is developing applications for its aerogel technology in the battery materials market and a number of other high-potential markets. The Company's core business is organized into two reportable segments: Energy Industrial and Thermal Barrier.

The Company maintains its corporate offices in Northborough, Massachusetts. The Company has four wholly owned subsidiaries: Aspen Aerogels Rhode Island, LLC (Aspen RI), Aspen Aerogels Germany, GmbH, Aspen Aerogels Georgia, LLC (Aspen Georgia), and Aspen Aerogels Mexico Holdings, LLC (Aspen Mexico). Additionally, the Company engaged Prodensa Servicios de Consultora (Prodensa) to establish OPE Manufacturer Mexico S de RL de CV, a maquiladora located in Mexico (OPE), which assembles thermal barrier PyroThin products and operates an automated fabrication facility for PyroThin. OPE is currently owned by Prodensa, which charges a management fee. There is an option for OPE to be purchased by the Company after a period of 18 months. As of March 31, 2025, the Company has notified Prodensa of the intent to purchase OPE. During the period between inception and the exercise of the purchase option, OPE operations are consolidated within the Company financial statements.

Liquidity

During the three months ended March 31, 2025, the Company incurred net loss of $301.2 million, generated $5.6 million of cash in operations and used $13.0 million of cash for capital expenditures. The Company had unrestricted cash and cash equivalents of $192.0 million as of March 31, 2025.

In January 2024 and September 2024, the Company entered into sale and leaseback arrangements, pursuant to which the Company sold certain equipment to an equipment leasing company for one-time cash payments of $5.0 million and $10.0 million, respectively, and leased back such equipment from the leasing company. The associated monthly lease rents will be paid over the lease term of three years.

On August 19, 2024, the Company and Aspen RI (each, a Borrower and collectively, the Borrowers) entered into a Credit, Security and Guaranty Agreement (the Credit Agreement and the facilities provided thereunder, collectively, the MidCap Loan Facility) with MidCap Funding IV Trust, as agent (the Agent), MidCap Financial Trust, as term loan servicer, and the financial institutions or other entities from time to time party thereto as lenders (the Lenders), with respect to the MidCap Loan Facility, which is comprised of (i) the Term Loan Facility in an aggregate principal amount of $125.0 million (the Term Loan Facility) and (ii) the Revolving Facility in an aggregate principal amount not to exceed the lesser of $100.0 million and the value of the borrowing base (defined as the sum of (x) 85% of certain eligible accounts of the Borrowers and (y) the lesser of 85% of the NOLV (as defined in the Credit Agreement) or 85% of the cost of certain eligible inventory of the Borrowers (the Borrowing Base) (the Revolving Facility). At closing of the transactions contemplated by the Credit Agreement, the Company drew $125.0 million from the Term Loan Facility and $43.0 million from the Revolving Facility. The proceeds of the borrowings at closing, net of fees and costs, were used to repurchase the 2022 Convertible Notes (as defined below) for $150.0 million and for general corporate purposes. The amount available to the Company at March 31, 2025 under the Revolving Facility was $13.7 million. On May 6, 2025, the Credit Agreement was amended adding Aspen Georgia as a Borrower and amending the MidCap Loan Facility. See "Note 9. Debt" for further details.

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

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2024 (the Annual Report), filed with the U.S. Securities and Exchange Commission on February 27, 2025.

In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments that are of a normal recurring nature and necessary for the fair statement of the Company’s financial position as of March 31, 2025 and the results of its operations and stockholders’ equity for the three months ended March 31, 2025 and 2024 and the cash flows for the three-month periods then ended. The Company has evaluated subsequent events through the date of this filing.

The Company’s results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or any other period.

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

Restricted Cash

As of March 31, 2025, the Company had $0.4 million of restricted cash to support its outstanding letters of credit.

Concentration of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of accounts receivable. The Company’s customers are primarily insulation distributors, insulation contractors, insulation fabricators and select energy and automotive end-users located throughout the world. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral to secure accounts receivable. The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of accounts receivable. The Company reviews the allowance for doubtful accounts quarterly. During the three months ended March 31, 2025, the Company recorded an increase for estimated customer uncollectible accounts receivable of $0.1 million. During the three months ended March 31, 2024, the Company recorded an increase for estimated customer uncollectible accounts receivable of less than $0.1 million.

For the three months ended March 31, 2025 and 2024, two customers represented 74% and 64% of total revenue, respectively.

At March 31, 2025, the Company had one customer that accounted for 71% of accounts receivable. At December 31, 2024, the Company had two customers which accounted for 80% and 5% of accounts receivable, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers (ASC 606). See "Note 3. Revenue from Contracts with Customers" for further details.

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

Standards Implemented Since December 31, 2024

The Company has not implemented any accounting standards that had a material impact on its consolidated financial statements during the three months ended March 31, 2025.

Standards to be Implemented

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures that requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. Topic 740 is effective for the Company’s fiscal year 2025. The Company is currently evaluating income tax disclosures related to its annual report for fiscal year 2025.

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

(3) Revenue from Contracts with Customers

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (i) identification of the contract with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the separate performance obligations in the contract; and (v) recognition of the revenue associated with performance obligations as they are satisfied. The Company applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price based on the estimated relative standalone-selling prices of the promised products or services underlying each performance obligation. The Company determines standalone-selling prices based on the price at which the performance obligation is sold separately. If the standalone-selling price is not observable through past transactions, the Company estimates the standalone-selling price considering available information such as market conditions and internally approved pricing guidelines related to the performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. The Company did not have any contracts outstanding at December 31, 2024 and did not enter into any contracts during the three months ended March 31, 2025 that contained a significant financing component.

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

The Company estimates the amount of its sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related revenue is recognized. The Company currently estimates return liabilities using historical rates of return, current quarter credit sales, and specific items of exposure on a contract-by-contract basis. Sales return reserves were approximately $0.7 million and $0.3 million as of March 31, 2025 and December 31, 2024, respectively.

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

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical region and source of revenue:

	Three Months Ended March 31,
	2025			2024
	U.S.	International	Total	U.S.	International	Total
	(In thousands)
Geographical region
Asia	$—	$7,165	$7,165	$—	$7,213	$7,213
Canada	—	811	811	—	1,868	1,868
Europe	—	4,755	4,755	—	9,361	9,361
Latin America	—	27,820	27,820	—	15,371	15,371
U.S.	38,172	—	38,172	60,688	—	60,688
Total revenue	$38,172	$40,551	$78,723	$60,688	$33,813	$94,501

Source of revenue
Energy industrial	$17,316	$12,506	$29,822	$14,033	$15,049	$29,082
Thermal barrier	20,856	28,045	48,901	46,655	18,764	65,419
Total revenue	$38,172	$40,551	$78,723	$60,688	$33,813	$94,501

Contract Balances

The following table presents changes in the Company’s contract liabilities during the three months ended March 31, 2025:

	Balance at December 31, 2024	Additions	Deductions	Balance at March 31, 2025
	(In thousands)
Contract liabilities
Deferred revenue
Energy industrial	$2,199	$1,410	$(964)	$2,645
Total contract liabilities	$2,199	$1,410	$(964)	$2,645

During the three months ended March 31, 2025, the Company recognized $1.0 million of revenue that was included in deferred revenue as of December 31, 2024.

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

(4) Inventories

Inventories consist of the following:

	March 31,	December 31,
	2025	2024
	(In thousands)
Raw materials	$13,260	$13,671
Work in process	16,806	9,664
Finished goods	26,673	24,216
Total	$56,739	$47,551

(5) Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	March 31,	December 31,	Useful
	2025	2024	life
	(In thousands)
Construction in progress	$72,329	$352,567	—
Buildings	27,045	27,032	30 years
Machinery and equipment	206,306	201,789	3-10 years
Computer equipment and software	9,827	9,794	3 years
Leasehold improvements	25,134	24,843	Shorter of useful life or lease term
Total	340,641	616,025
Accumulated depreciation	(161,359)	(156,749)
Property, plant and equipment, net	$179,282	$459,276

Depreciation expense was $5.8 million for both the three months ended March 31, 2025 and 2024, respectively.

In February 2025, the Company decided to cease construction at its previously planned second manufacturing plant in Statesboro, Georgia (the Statesboro Plant) and demobilize the site. The Company is in the process of assessing options to derive value from the assets, including potentially relocating certain equipment to improve and expand its existing manufacturing facility in East Providence, Rhode Island. In connection with the same, the Company adjusted the construction in progress balance to its salvage value and recorded impairment charges of $286.6 million during the three months ended March 31, 2025. The construction in progress balance at March 31, 2025 and December 31, 2024 included $50.9 million and $323.6 million, respectively, for the previously planned Statesboro Plant.

The Company recorded impairment charges of approximately $6.0 million during the three months ended March 31, 2024 for equipment that will no longer be needed in manufacturing following customer directed engineering changes to a part the Company manufactures and for other property, plant and equipment that have become obsolete following development of new and more efficient equipment. The impairment charges of $6.0 million during the three months ended March 31, 2024 consist of $3.3 million impairment included in cost of revenue and $2.7 million included in impairment on the Company's consolidated statement of operations.

(6) Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2025	2024
	(In thousands)
Employee compensation	$3,624	$19,371
Other accrued expenses	13,057	17,124
Total	$16,681	$36,495

(7) Related Party Transactions

Convertible Note

During the year ended December 31, 2022, the Company issued a $100.0 million aggregate principal amount convertible note (the 2022 Convertible Note) to Wood River Capital, LLC (Wood River), an entity affiliated with Koch Strategic Platforms, LLC (Koch), for the previously planned Statesboro Plant.

The Company repurchased the 2022 Convertible Note on August 19, 2024. See "Note 8. Convertible Note – Related Party" for additional detail.

During the three months ended March 31, 2024, the Company incurred $2.8 million of interest from the 2022 Convertible Note.

Other

The Company had $2.8 million in accounts payable as of December 31, 2023, due to an entity affiliated with Koch for project management service. On March 27, 2024, we entered into a Settlement and Release Agreement with the affiliate of Koch to settle the accounts payable for $1.2 million, which was paid during the three months ended June 30, 2024.

(8) Convertible Note – Related Party

2022 Convertible Note

On February 15, 2022, the Company entered into a note purchase agreement (the Note Purchase Agreement) with Wood River, relating to the issuance and sale to Wood River of the 2022 Convertible Note in the aggregate principal amount of $100.0 million. The transactions contemplated by the Note Purchase Agreement closed on February 18, 2022. The maturity date of the 2022 Convertible Note was February 18, 2027, subject to earlier conversion, redemption, or repurchase.

The 2022 Convertible Note was a senior unsecured obligation of the Company and ranked equal in right of payment to all senior unsecured indebtedness of the Company and ranked senior in right of payment to any indebtedness that was contractually subordinated to the 2022 Convertible Note.

On August 19, 2024, the Company entered into a note purchase and sale agreement with Wood River (the Note Repurchase Agreement), pursuant to which the Company repurchased from Wood River $123.9 million in aggregate capitalized principal amount (inclusive of PIK interest paid through June 30, 2024) of the 2022 Convertible Note, such aggregate amount being the entire outstanding amount of the 2022 Convertible Note, for a total purchase price of $150.0 million in cash, which amount equals to the Redemption Price (as defined in the 2022 Convertible Note). Pursuant to the Note Repurchase Agreement, all rights and obligations, covenants and agreements under the 2022 Convertible Note and the Note Purchase Agreement were satisfied and discharged. The Redemption Price less capitalized principal amount and accrued interest to redemption date, of $24.6 million along with unamortized deferred issuance costs was classified in the income statement as Loss on Extinguishment of Debt during the three months ended September 30, 2024.

(9) Debt

On August 19, 2024, the Borrowers entered into the Credit Agreement, by and among the Borrowers, the Agent, the Lenders and the other parties party thereto as additional guarantors and/or borrowers from time to time. Loans borrowed under the MidCap Loan Facility mature on August 19, 2029.

The MidCap Loan Facility is comprised of (i) the Term Loan Facility in an aggregate principal amount of $125 million and (ii) the Revolving Facility in an aggregate principal amount not to exceed the lesser of (A) $100 million and (B) the value of the Borrowing Base.

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

The MidCap Loan Facility is guaranteed by Aspen Mexico and is secured by a lien on substantially all existing and after-acquired assets of the Loan Parties, including the equity interest in Aspen RI, Aspen Mexico and Aspen Georgia owned by the Company, in each case, subject to customary exceptions. Aspen Georgia is not a guarantor (thus not a Loan Party) and its assets are excluded from the collateral under the MidCap Loan Facility, subject to its entrance into the DOE Loan Documents (as defined in the Credit Agreement) within one year from the closing date of the MidCap Loan Facility. To the extent the DOE Loan Documents will not be entered into within such one-year period, Aspen Georgia will be obligated to become a Loan Party under the MidCap Loan Facility and pledge substantially all of its assets as security for the obligations thereunder.

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

MidCap debt consists of the following:

	March 31,	December 31,
	2025	2024
	(In thousands)
Term loan	112,000	118,500
Exit fee	428	264
Term loan issuance costs	(3,512)	(4,053)
Total debt	108,916	114,711
Current portion	13,500	19,750
Long term portion	95,416	94,961

The revolving line of credit had an outstanding balance of $29.0 million as of March 31, 2025, net of unamortized issuance costs. During the three months ended March 31, 2025 the Company repaid $13.2 million of the revolving line credit to reduce the outstanding balance to the borrowing base.

Amendment to MidCap Loan Facility

On May 6, 2025, the Company, Aspen RI, Aspen Mexico and Aspen Georgia entered into that certain Amendment No. 1 and Joinder to Credit, Security and Guaranty Agreement (“Amendment No. 1”), by and among the Company, Aspen RI, Aspen Mexico, Aspen Georgia, MidCap Funding IV Trust, as Agent, MidCap Financial Trust, as term loan servicer, and the Lenders party thereto, amending the MidCap Loan Facility (the MidCap Loan Facility, as amended by Amendment No. 1, the “Amended MidCap Loan Facility”).

Under Amendment No. 1, Aspen Georgia has become a borrower under the Amended MidCap Loan Facility and has (a) guaranteed the obligations of the Credit Parties (as defined in the Amended MidCap Loan Facility) and (b) granted Agent for the benefits of the Lenders a lien on substantially all of its existing and after-acquired assets, in each case, subject to customary exceptions.

As a result of Amendment No. 1, the applicable margin under the MidCap Loan Facility has been amended such that upon the effectiveness of Amendment No. 1, (a) (i) Loans borrowed under the Term Loan Facility will bear interest rate equal to Term SOFR (as defined in the Amended MidCap Loan Facility) for one-month interest period plus 5.00% per year, subject to a Term SOFR floor of 4.50% and a Term SOFR cap of 7.50% and (ii) Loans borrowed under the Revolving Facility will bear interest rate equal to Term SOFR for one-month interest period plus 5.10% per year, subject to a Term SOFR floor of 2.50%, in each case of (i) and (ii), until the first Pricing Date (as defined in Amended MidCap Loan Facility as the date five business days after the delivery of a compliance certificate to the Agent for the most recently ended fiscal quarter) after December 31, 2025 and (b) on such first Pricing Date and as thereafter adjusted on each Pricing Date (i) Loans borrowed under the Term Loan Facility will bear interest equal to Term SOFR for one-month interest period plus a margin equal to (x) if the recently reported EBITDA (as defined in the Amended MidCap Loan

Facility) is equal to or above $50 million, 4.50% or (y) if the recently reported EBITDA is below $50 million, 5.00%, in each case of (x) and (y), subject to a Term SOFR floor of 4.50% and a Term SOFR cap of 7.50%, and (ii) Loans borrowed under the Revolving Facility will bear interest equal to Term SOFR for one-month interest period plus a margin equal to (x) if the recently reported EBITDA is equal to or above $50 million, 4.60% or (y) if the recently reported EBITDA is below $50 million, 5.10%, in each case of (x) and (y), subject to a Term SOFR floor of 2.50%. The schedule for amortization of principal of the Term Loan Facility (which remains payable on the last day of each fiscal quarter with remaining principal amount payable on the maturity date) has also been updated with new amounts as set forth in the Amended MidCap Loan Facility.

Pursuant to Amendment No. 1, the financial covenants under the MidCap Loan Facility have been amended such that (a) the minimum Liquidity (as defined in the Amended MidCap Loan Facility) which must be maintained at all times has changed from $75 million to an amount equal to the greater of (i) $50 million and (ii) 85% of the then aggregate outstanding principal amount of the Term Loan Facility and (b) the minimum EBITDA level to be tested quarterly has changed to reflect a new range from $15 million to $50 million, with the next test set at $15 million with respect to the fiscal quarter ended June 30, 2025 and a $50 million level applicable commencing with the fiscal quarter ended December 31, 2027 and thereafter. The Liquidity amount trigger of a cash dominion event has also been reduced from $100 million to an amount equal to the greater of (i) $50 million and (ii) 85% of the then aggregate outstanding principal amount of the Term Loan Facility.

(10) Commitments and Contingencies

Cloud Computing Agreement

The Company is party to multiple cloud computing agreements that are service contracts for enterprise resource planning software and payroll services. The amortization period of a cloud computing agreement was adjusted during the three months ended March 31, 2024 to align with implementation of a new enterprise resource planning software that will begin to amortize during 2025. The amortization associated with the payroll services agreement began during the three months ended September 30, 2024 and will amortize over a period of five years. The capitalized implementation costs are classified on the consolidated balance sheets as follows:

	March 31,	December 31,
	2025	2024
	(In thousands)
Cloud computing costs included in other current assets	$311	$637
Cloud computing costs included in other assets	5,759	4,299
Amortization of cloud computing costs	(1,343)	(1,053)
Total capitalized cloud computing costs	$4,727	$3,883

Thermal Barrier Contracts

The Company is party to production contracts with General Motors LLC (GM) to supply fabricated, multi-part thermal barriers (Barriers) for use in the battery system of its next-generation EVs (Contracts). Pursuant to the Contracts, the Company is obligated to supply Barriers at fixed prices, adjusted periodically, and at volumes to be specified by the original equipment manufacturer (OEM) up to a daily maximum quantity through the respective terms of the agreements, which expire at various times from 2026 through 2034. While the OEM has agreed to purchase its requirement for Barriers from the Company for locations to be designated from time to time by the OEM, it has no obligation to purchase any minimum quantity of Barriers under the Contracts. In addition, the OEM may terminate the Contracts any time and for any or no reason. All other terms of the Contracts are generally consistent with the OEM’s standard purchase terms, including quality and warranty provisions that are customary in the automotive industry.

Charges for Engineering Change

In January 2024, the Company was notified by a customer of an engineering change to one of the parts the Company manufactures for that customer to enable incremental productivity increases and support a set of broader system level changes that could drive higher demand for its parts. The Company submitted claims to the customer for reimbursement for estimated inventory and equipment losses incurred by the Company and its vendors due to potential obsolescence. In connection with the same, during the three months ended March 31, 2024, the Company recognized a charge of $6.8 million, net of contractual recoverable of $1.9 million, in cost of revenues for inventory obsolescence and impairment of equipment. During the three months ended June 30, 2024, the customer approved reimbursement of parts of the claim totaling $4.2 million for equipment losses incurred by the Company and its vendors, which was recognized as an offset to the charge the Company recognized during the three months ended March 31, 2024 in cost of revenues. During the three months ended September 30, 2024, the customer approved the remaining claims related to inventory obsolescence of $2.2 million, in addition to the contractual recoverable amount of $1.9 million, which was also recognized as an offset to the charge recognized during the three months ended March 31, 2024 in cost of revenues.

Letters of Credit

The Company has provided certain customers with letters of credit securing obligations under commercial contracts. As of March 31, 2025, the Company had $0.4 million of restricted cash to support our outstanding letters of credit. The Company had letters of credit outstanding of $0.4 million at December 31, 2024 and these letters of credit were secured by the Company’s restricted cash.

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

Purchase Commitments

As of March 31, 2025, the Company had purchase commitments of approximately $215.5 million, which included capital commitments of $159.9 million. Capital commitments include $153.7 million of commitments related to the Company's previously planned Statesboro Plant, which are anticipated to be terminated as part of the demobilization. The Company does not anticipate any breakage or cancellation fees in connection with such termination. The Company's purchase commitments related to capital expenditures, excluding for the previously planned Statesboro Plant, are anticipated to be spent over the next three years, while the Company's remaining purchase commitments are anticipated to be spent throughout 2025.

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

The Company recorded warranty expense of $0.2 million during the three months ended March 31, 2025 and $0.2 million during the three months ended March 31, 2024.

(11) Leases and sale and leaseback

The Company leases office, laboratory, warehouse and fabrication space in Massachusetts, Rhode Island and Monterrey, Mexico under operating leases. Under these agreements, the Company is obligated to pay annual rent, real estate taxes, and certain other operating expenses. The Company also leases equipment under operating and finance leases. The Company’s leases expire at various dates through 2034.

Maturities of operating and finance lease liabilities as of March 31, 2025 are as follows:

Year	Operating Leases	Finance Leases
	(In thousands)
2025 (excluding the three months ended March 31, 2025)	4,642	1,384
2026	5,671	1,846
2027	4,764	2,551
2028	4,668	129
2029	4,217	-
Thereafter	15,179	-
Total lease payments	39,141	5,910
Less imputed interest	(13,497)	(824)
Total lease liabilities	$25,644	$5,086

The Company incurred operating lease costs of $1.6 million and $1.4 million during the three months ended March 31, 2025 and 2024, respectively. Cash payments related to operating lease liabilities were $1.5 million and $1.1 million during the three months ended March 31, 2025 and 2024, respectively.

The Company incurred finance lease costs of $0.2 million during the three months ended March 31, 2025. Cash payments related to finance lease liabilities were $0.4 million during the three months ended March 31, 2025. The Company did not incur any finance lease costs or make any cash payments during the comparable 2024 period.

As of March 31, 2025, the weighted average remaining lease term for operating leases was 7.4 years and the weighted average discount rate for operating leases was 12.1%.

As of March 31, 2025, the weighted average remaining lease term for finance leases was 2.9 years and the weighted average discount rate for finance leases was 10.2%.

Sale and leaseback transaction

In January and September 2024, the Company entered into sale and leaseback arrangements, pursuant to which the Company sold certain equipment to an equipment leasing company for one-time cash payments of $5.0 million and $10.0 million, respectively, leased back such equipment from the leasing company. The transactions were considered as failed sale and leaseback transactions and, accordingly, were accounted for as financing transactions. The Company did not recognize a gain on any of the proceeds received from the lessor that contractually constitute payments to acquire the assets subject to these arrangements. Instead, the sale proceeds received were accounted for as finance obligations. The monthly lease rents will be paid over the term of three years and will be allocated between interest expense and principal repayment of the financial liability.

The outstanding finance obligation balance as of March 31, 2025 was $12.3 million. Maturities of finance obligations for sale and leaseback at March 31, 2025 are as follows:

Year	Finance Obligation
(In thousands)
2025 (excluding the three months ended March 31, 2025)	4,201
2026	5,602
2027	5,279
Total lease payments	15,082
Less imputed interest	(2,800)
Total lease liabilities	$12,282

(12) Stock based compensation

During the three months ended March 31, 2025, the Company granted 305,158 restricted stock units (RSUs) with an aggregate grant date fair value of $2.4 million and non-qualified stock options (NSOs) to purchase 430,175 shares of common stock with an aggregate grant date fair value of $2.4 million to employees under its equity incentive plans. The RSUs and NSOs granted to employees will typically vest over a three-year period.

In March 2025, the Company issued an aggregate of 610,323 performance share units (the PSU Awards) to certain employees. Each PSU Award provides the grantee with the opportunity to earn between 0% and 200% of the target number of performance share units, based on the Company’s total stockholder return for a three-year performance period (January 1, 2025 through December 31, 2027) relative to the total stockholder return of the components of the Russell 2000 Index. Vesting of any performance share units so earned generally is also contingent upon the grantee’s continued employment (or other service) with the Company through the third anniversary of the date of grant, and any vested performance share units will be settled in shares of the Company’s common stock at (or shortly after) vesting. The Company used a Monte-Carlo simulation model to estimate the grant date fair value of the awards. The PSU Awards had a total aggregate fair value of $7.0 million at the time of grant.

In March 2025, the Company also granted RSUs that vest over a period of three years which are settled in cash. The Company has accounted for these as liability-classified awards and accordingly changes in the market value of the instruments will be recorded to costs of revenue or operating expense, as applicable, over the vesting period of the award. The fair value of a liability-classified award is determined on a quarterly basis beginning at the grant date until final vesting. These awards will be settled on the vesting dates and the maximum liability is capped at 200% of the fair value of the award at the grant date.

Stock-based compensation is included in cost of revenue or operating expenses, as applicable, and consists of the following:

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Cost of product revenue	$(53)	$161
Research and development expenses	208	424
Sales and marketing expenses	463	322
General and administrative expenses	1,455	3,799
Total stock-based compensation	$2,073	$4,706

The Company's 2023 Equity Incentive Plan (the 2023 Equity Plan) was approved by stockholders at the Company’s annual meeting of stockholders on June 1, 2023 as the successor to the Company’s 2014 Employee, Director and Consultant Equity Incentive Plan (the 2014 Equity Plan), and no further awards may be made under the 2014 Equity Plan after that date. As of March 31, 2025, 5,920,675 shares of common stock were reserved for issuance upon the exercise or vesting of outstanding stock-based awards granted under the Company’s equity incentive plans. Any cancellations or forfeitures of awards outstanding under the 2023 Equity Plan, the 2014 Equity Plan or the 2001 Equity Incentive Plan, as amended (the 2001 Equity Plan) will result in the shares reserved for issuance pursuant to such awards becoming available for grant under the 2023 Equity Plan. As of March 31, 2025, the Company has either reserved in connection with statutory tax withholdings or issued a total of 6,185,959 shares under the Company’s equity incentive plans. As of March 31, 2025, there were 1,015,360 shares of common stock available for future grant under the 2023 Equity Plan.

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

The cancelled unearned restricted shares were added to the number of shares available for awards under the Company’s 2023 Equity Plan. For financial accounting purposes, the cancellation of the unearned restricted shares resulted in the immediate charge of approximately $2.2 million of unamortized stock compensation costs of which $2.0 million is included in the general and administrative expenses and $0.2 million is included in research and development expenses in the accompanying consolidated statement of operations.

(13) Net Income (Loss) Per Share

The computation of basic and diluted net loss per share consists of the following:

	Three Months Ended
	March 31,
	2025	2024
	(In thousands, except share and per share data)
Numerator:
Net loss	$(301,249)	$(1,835)
Denominator:
Weighted average shares outstanding, basic and diluted	82,065,676	75,762,893
Net loss per share, basic and diluted	$(3.67)	$(0.02)

Potentially dilutive common shares that were excluded from the computation of diluted loss income per share because they were anti-dilutive consist of the following:

	Three Months Ended
	March 31,
	2025	2024
Common stock options	4,712,773	5,604,256
Restricted common stock units	1,207,902	604,220
Restricted common stock awards	13,264	201,878
Convertible note, if converted	—	4,045,687
Total	5,933,939	10,456,041

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

(14) Income Taxes

The Company incurred net operating loss for the three months ended March 31, 2025 and 2024. The Company incurred net operating losses and recorded a full valuation allowance against net deferred tax assets for all prior periods. Accordingly, the Company has not recorded a provision for federal income taxes for the three months ended March 31, 2025. The Company has recorded a provision for state income taxes of less than $0.1 million. The Company has provided $1.0 million and $0.8 million of income tax expense related to its Mexican maquiladora operations for the three months ended March 31, 2025 and 2024, respectively.

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

Summarized below are the Revenue, Cost of Goods Sold and Segment Operating Profit for each reporting segment:

	Revenue		Cost of Goods Sold
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
	(In thousands)
Energy industrial	$29,822	$29,082	$18,132	$17,520
Thermal barrier	48,901	65,419	37,779	41,838
Total	$78,723	$94,501	$55,911	$59,358

	Segment Operating Profit (Loss)
	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Energy industrial	$11,690	$11,562
Thermal barrier	11,122	23,581
Total	$22,812	$35,143
Corporate expenses	25,751	30,005
Restructuring and demobilization costs	9,790	—
Impairment of property, plant and equipment	286,612	2,702
Operating profit (loss)	(299,341)	2,436
Other expense, net	(832)	(3,515)
Income tax expense	(1,076)	(756)
Net loss	$(301,249)	$(1,835)

	Depreciation Expense
	Three Months Ended March 31,
	2025	2024
	(In thousands)
Energy industrial	$2,867	$3,425
Thermal barrier	2,926	2,361
Consolidated depreciation expense	$5,793	$5,786

	Total Assets
	March 31,	December 31,
	2025	2024
	(In thousands)
Energy industrial	$94,248	$103,453
Thermal barrier	146,802	159,934
Total assets of reportable segments	241,050	263,387
Construction in progress	72,326	352,545
All other corporate assets	241,600	279,212
	$554,976	$895,144

(16) Restructuring and Demobilization Costs

In February 2025, the Company announced and began implementing a restructuring plan to realign the Company’s operational focus to improve costs and align capital expenditure to anticipated long term demand. The plan included reducing the Company’s headcount and ceasing construction of the Company's previously planned Statesboro Plant. In connection with the demobilization, the

Company is no longer pursuing its application for a loan from the Department of Energy’s Loan Programs Office and has withdrawn from the loan application process.

As a result of the restructuring and the demobilization, the Company incurred the charges shown in the following table. Asset write-downs are included within impairment expenses in the consolidated statements of operations.

March 31,
2025
(In thousands)
Severance and other personnel costs	$2,866
Demobilization costs	751
Deferred financing costs write-off	6,173
Total	$9,790

(17) Subsequent Events

The Company has evaluated subsequent events through May 8, 2025, the date of issuance of the consolidated financial statements for the three months ended March 31, 2025.

On May 6, 2025, the Credit Agreement was amended adding Aspen Georgia as a Borrower and amending the MidCap Loan Facility. See "Note 9. Debt" for further details.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (SEC) on February 27, 2025, which we refer to as the Annual Report.

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

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, including Part I Item 1 “Financial Statements,” which includes our financial statements and related notes, and under the sections titled “Risk Factors” in Item 1A of the Annual Report and this Quarterly Report on Form 10-Q.

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

Thermal Barrier

We are actively developing a number of promising aerogel products and technologies for the EV market. We have developed and are commercializing our proprietary line of PyroThin aerogel thermal barriers for use in battery packs in EVs. Our PyroThin product is an ultra-thin, lightweight and flexible thermal barrier designed with other functional layers to impede the propagation of thermal runaway across multiple lithium-ion battery system architectures. Our thermal barrier technology is designed to offer a unique combination of thermal management, mechanical performance and fire protection properties. These properties enable EV manufacturers to achieve critical battery performance and safety goals by impeding the propagation of thermal runaway in lithium-ion battery systems at the battery cell, module and pack levels across multiple lithium-ion battery system architectures. Our ultra-thin, lightweight and flexible thermal barriers are designed to allow battery manufacturers to achieve critical safety goals without sacrificing energy density. In addition, we are seeking to leverage our patented carbon aerogel technology to develop industry-leading battery materials for use in lithium-ion battery cells. Our carbon aerogel initiative seeks to increase the performance of lithium-ion battery cells to enable EV manufacturers to reduce charging time and the cost of EVs. The commercial potential for our PyroThin thermal barriers and our carbon aerogel battery materials in the EV market is significant.

We have entered into multi-year production contracts with a number of automotive EV OEM customers to supply fabricated, multi-part thermal barriers for use in the battery systems of their EV models. These customers include General Motors LLC (GM),

Toyota, Scania, Automotive Cells Company, which is a battery cell joint venture between Stellantis N.V, Saft-TotalEnergies and Mercedes-Benz, Audi, a luxury brand of the Volkswagen Group, Volvo Truck, and a large EU battery manufacturer to supply a next generation vehicle platform of a major EU luxury sports car brand. We are currently supplying thermal barrier production parts to both General Motors and Toyota, and thermal barrier prototype parts to a number of global manufacturers of EVs, grid storage and home battery systems. During fiscal years 2024, 2023 and 2022, we sold $306.8 million, $110.1 million and $55.6 million, respectively, of our PyroThin thermal barriers.

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

Manufacturing Operations

We manufacture our products using our proprietary technology at our facility in East Providence, Rhode Island. We have operated the East Providence facility since 2008 and have increased our capacity in phases. During 2024, we converted our East Providence facility to support the growth of the thermal barrier program. To meet expected demand for our aerogel products, we plan to make additional productivity improvements in our existing East Providence facility and utilize a flexible supply strategy, including but not limited to use of our external manufacturing capabilities in China, which currently support our Energy Industrial segment and are capable of delivering increased aerogel production capacity. We expect that the productivity improvements in our existing East Providence facility as well as the supply from our external manufacturing facility will permit us to achieve our target revenue capacity in 2025. Pursuant to our supply contract with this contract manufacturer, they are obligated to deliver products to us as we issue purchase orders on an as-needed basis through the term of the contract. The contract automatically renews year-to-year unless either party notifies the other of its intention not to renew the contract. While we have agreed to purchase our requirement for certain Energy Industrial products from the contract manufacturer, we have no obligation to purchase any minimum quantity under the contract and we may terminate the contract at any time and for any or no reason. Additionally, we have entered into a contract with Prodensa to establish OPE Manufacturer Mexico S de RL de CV, which assembles thermal barrier PyroThin products and operates an automated fabrication facility for PyroThin. Pursuant to such contract, we pay Prodensa a management fee and have an option to purchase OPE from Prodensa after a period of 18 months. As of March 31, 2025, we have notified Prodensa of our intent to purchase OPE. We expect to meet our long-term Thermal Barrier program demand by maximizing capacity at our East Providence facility and utilizing a flexible supply strategy, including, but not limited to, using our external manufacturing capabilities, which currently support our Energy Industrial segment and are capable of delivering increased aerogel production capacity. Accordingly, we have ceased construction at the previously planned Statesboro Plant. We will be demobilizing the plant and are in the process of assessing options to derive value from the assets, including potentially relocating certain equipment to improve and expand our existing manufacturing facility in East Providence.

Financial Summary

Our revenue for the three months ended March 31, 2025 was $78.7 million, which represented a decrease of $15.8 million, or 17%, from $94.5 million for the three months ended March 31, 2024. Net loss for the three months ended March 31, 2025 was $301.2 million and net loss per share was $3.67. Net loss for the three months ended March 31, 2024 was $1.8 million and net loss per share was $0.02.

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

The following table presents a reconciliation of net income (loss), the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Net loss	$(301,249)	$(1,835)
Depreciation and amortization	5,793	5,786
Stock-based compensation(1)	2,073	4,706
Other expense	832	3,515
Income tax expense	1,076	756
Restructuring and demobilization costs	9,790	—
Impairment of property, plant and equipment	286,612	—
Adjusted EBITDA	$4,927	$12,928

(1)
Represents non-cash stock-based compensation related to vesting and modifications of stock option grants, vesting of restricted stock units and vesting of restricted common stock, and cash settled stock-based compensation settled.

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

Our expectation for thermal barrier revenue is based, in part, on our OEM customers’ production volume forecasts and targets. Our OEM customers operate in a cyclical industry that is sensitive to shifting consumer trends, political and regulatory uncertainty and economic conditions in the markets they operate. EV adoption rates in some of our customers’ markets are expected to be at a slower rate than originally expected and EV investment continues to be re-timed as demand expectations in North America and Europe are reset. However, some of our OEM customers have been gaining market share from a low base volume and expect to continue to gain market share in 2025. Furthermore, changes in government and economic policies, incentives, and tariffs may impact our customers and our production, sales, cost structure and the competitive landscape. Additionally, our OEM customers continue to innovate which could result in engineering changes to the parts we supply primarily to reduce costs for our OEMs. Cost-cutting initiatives adopted by our customers may result in increased downward pressure on pricing. Our customer supply agreements generally require step-downs in component pricing over the periods of production and OEMs have historically possessed significant leverage over their outside suppliers. Accordingly, we expect thermal barrier revenues to decline in 2025. However, we are expecting an increase in energy industrial revenues. We are projecting growth in energy industrial revenue due to expected volume growth in our core petrochemical and refinery markets, an anticipated increase in project-based demand and continued penetration of new markets. We will continue to adjust to these developments, and we believe our ongoing cost reduction, including by reducing headcount, and improved production innovation and efficiency, will continue to benefit us. As a result, we expect to experience a decline in net income and Adjusted EBITDA during 2025. We also expect to incur reduced capital expenditures during 2025.

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

We are also continuing to monitor the impact on our material costs, manufacturing expense, and cost of product revenue from engaging one or more external manufacturing facilities in China to supply our aerogel products, which began in 2024.

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

We expect that the patent enforcement actions, described in more detail under “Legal Proceedings” in Part I, Item 3 of our Annual Report and “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q, if protracted, could result in significant legal expense over the medium to long-term.

Restructuring and demobilization costs

Restructuring and demobilization costs consists of severance and other personnel costs, facility closures and other costs associated with the demobilization of our previously planned Statesboro Plant.

Impairment of property, plant and equipment

In 2025, impairment of property, plant and equipment consists of impairment incurred on our previously planned Statesboro Plant.

During the fiscal year ended December 31, 2024, the impairment of equipment under development was the result of a charge for impairment of assets due to obsolescence following development of new and more efficient equipment.

Interest Expense, Convertible Note - Related Party

Interest expense, convertible note - related party is net of the capitalized interest related to the 2022 Convertible Note which we sold and issued to Wood River. The Company repurchased the 2022 Convertible Note on August 19, 2024.

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

Provision for Income Taxes

We have incurred net losses since inception with the exception of the year ended December 31, 2024, and have not recorded benefit provisions for U.S. federal income taxes since the tax benefits of our net losses have been offset by valuation allowances due to the uncertainty associated with the utilization of net operating loss carryforwards. We record tax expenses in connection with provisions for state income taxes and our Mexican maquiladora operations.

Results of Operations

Three months ended March 31, 2025 compared to the three months ended March 31, 2024

The following tables set forth a comparison of the components of our results of operations for the periods presented:

Revenue

	Three Months Ended March 31,
	2025		2024		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Revenue:
Energy industrial	$29,822	38%	$29,082	31%	$740	3%
Thermal barrier	48,901	62%	65,419	69%	(16,518)	(25)%
Total revenue	$78,723	100%	$94,501	100%	$(15,778)	(17)%

Total revenue decreased $15.8 million, or 17%, to $78.7 million for the three months ended March 31, 2025 from $94.5 million in the comparable period in 2024. The decrease in total revenue was the result of a decrease in thermal barrier revenue, offset by an increase in energy industrial revenue.

Energy industrial revenue increased by $0.7 million, or 3%, to $29.8 million for the three months ended March 31, 2025 from $29.1 million in the comparable period in 2024. This increase was driven by an increase in the global petrochemical and refinery markets of North America, Asia, Europe, and Latin America, offset in part by a decrease in project-based demand in the subsea market.

Energy industrial revenue for the three months ended March 31, 2025 included $10.7 million to a North American distributor, in comparison to $7.5 million for the comparable period of 2024.

The average selling price per square foot of our energy industrial products increased by less than 1% for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase in average selling price reflected the impact of price increases enacted in 2025 and a change in the mix of products sold, as we strive to maximize capacity in our aerogel manufacturing facility. This increase in average selling price had the effect of increasing product revenue by $0.1 million for the three months ended March 31, 2025 from the comparable period in 2024.

In volume terms, energy industrial product shipments increased by 2% as measured by square feet of our energy industrial products shipped for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase in volume had the effect of increasing product revenue by $0.6 million for the three months ended March 31, 2025 from the comparable period in 2024.

Thermal barrier revenue decreased by $16.5 million, or 25%, to $48.9 million for the three months ended March 31, 2025 from $65.4 million in the comparable period in 2024. During the three months ended March 31, 2025 and 2024, thermal barrier revenue included $47.4 million and $60.6 million, respectively, to a major U.S. automotive OEM. The decrease in thermal barrier revenue was driven by reduction in the volume of parts ordered by our OEM customer and lower contractual component price during the quarter compared to the same period in the prior year.

Cost of Revenue

	Three Months Ended March 31,
	2025		2024		Change
		Percentage of Related		Percentage of Related
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	($ in thousands)
Cost of revenue:
Energy industrial	$18,132	61%	$17,520	60%	$612	3%
Thermal barrier	37,779	77%	41,838	64%	(4,059)	(10)%
Total cost of revenue	$55,911	71%	$59,358	63%	$(3,447)	(6)%

Total cost of revenue decreased $3.5 million, or 6%, to $55.9 million for the three months ended March 31, 2025 from $59.4 in the comparable period in 2024. The decrease in total cost of revenue was the result of a decrease in thermal barrier cost of revenue, offset by an increase in energy industrial cost of revenue.

Energy industrial cost of revenue increased $0.6 million, or 3%, to $18.1 million for the three months ended March 31, 2025 from $17.5 million in the comparable period in 2024, primarily due to an increase in the volume of products shipped. The $0.6 million increase was the result of a $5.3 million increase in material costs offset by a $4.7 million decrease in manufacturing and other operating costs due to lower volume of energy industrial products manufactured at our plant as we move manufacturing to the external manufacturing facility.

Thermal barrier cost of revenue decreased $4.1 million, or 10%, to $37.7 million for the three months ended March 31, 2025 from $41.8 million in the comparable period in 2024. The $4.1 million decrease was the result of a $6.0 million decrease in material costs offset by a $1.9 million increase in manufacturing costs.

Gross Profit

	Three Months Ended March 31,
	2025		2024		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Gross profit:
Energy industrial	$11,690	39%	$11,562	40%	$128	1%
Thermal barrier	11,122	23%	23,581	36%	(12,459)	(53)%
Total gross profit	$22,812	29%	$35,143	37%	$(12,331)	(35)%

Gross profit decreased by $12.3 million, or 35%, to $22.8 million for the three months ended March 31, 2025 from $35.1 million in the comparable period in 2024. The decrease in gross profit was the result of the $15.8 million decrease in total revenue, partially offset by the $3.5 million decrease in total cost of revenue.

Research and Development Expenses

	Three Months Ended March 31,
	2025		2024		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Research and development expenses	$4,333	6%	$4,489	5%	$(156)	(3)%

Research and development expenses decreased by $0.2 million, or 3%, to $4.3 million for the three months ended March 31, 2025 from $4.5 million in the comparable period in 2024. The $0.2 million decrease reflects decreases in compensation and related costs of $0.2 million.

Research and development expenses as a percentage of total revenue increased to 6% of total revenue for the three months ended March 31, 2025 from 5% in the comparable period in 2024.

Sales and Marketing Expenses

	Three Months Ended March 31,
	2025		2024		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Sales and marketing expenses	$8,384	11%	$8,303	9%	$81	1%

Sales and marketing expenses increased by less than $0.1 million, or 1%, to $8.4 million for the three months ended March 31, 2025 from $8.3 million in the comparable period in 2024.

Sales and marketing expenses as a percentage of total revenue increased to 11% of total revenue for the three months ended March 31, 2025 from 9% in the comparable period in 2024.

General and Administrative Expenses

	Three Months Ended March 31,
	2025		2024		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
General and administrative expenses	$13,034	17%	$17,213	18%	$(4,179)	(24)%

General and administrative expenses decreased by $4.2 million, or 24%, to $13.0 million for the three months ended March 31, 2025 from $17.2 million in the comparable period in 2024. The $4.2 million decrease was the result of decreases in compensation and related costs of $4.3 million, foreign currency transaction losses of $1.1 million and depreciation and facility related expenses of $0.4 million, partially offset by an increase in insurance costs of $0.8 million, utilities expenditures of $0.7 million and other expenses of $0.1 million. Compensation and related costs for the three months ended March 31, 2024 included $2.0 million of charge from the cancellation of the unearned performance-based restricted shares.

General and administrative expenses as a percentage of total revenue decreased to 17% for the three months ended March 31, 2025 from 18% in the comparable period in 2024.

Restructuring and demobilization costs

In February 2025, we announced and began implementing a restructuring plan to realign our operational focus to improve costs and align capital expenditure to anticipated long term demand. The plan included reducing our headcount and ceasing construction of our previously planned Statesboro Plant. In connection with the demobilization, we are no longer pursuing our application for a loan from the Department of Energy’s Loan Programs Office and have withdrawn from the loan application process. Restructuring and demobilization costs include severance and other personnel costs of $2.9 million, facility closures and other costs associated with demobilization of $0.8 million and write off of deferred financing costs of $6.2 million incurred in connection with pursuing financing for the construction of the plant. We did not incur restructuring and demobilization costs for the three months ended March 31, 2024.

Impairment of property, plant and equipment

Impairment of property, plant and equipment costs increased $283.9 million for the three months ended March 31, 2025 from the comparable period in 2024, due to impairment incurred of $286.6 million on our previously planned Statesboro Plant. Impairment of $2.7 million for the three months ended March 31, 2024 was the result of a charge for impairment of equipment under development due to obsolescence following development of new and more efficient equipment.

Other Income (Expense), net

	Three Months Ended March 31,
	2025		2024		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Other income (expense):
Interest expense, related party	$—	0%	$(3,038)	(3)%	$3,038	(100)%
Interest expense, net	(1,962)	(2)%	(477)	(1)%	(1,485)	311%
Other income	1,130	1%	—	—	1,130	NM
Total other income (expense), net	$(832)	(1)%	$(3,515)	(4)%	$2,683	(76)%

The $3.0 million decrease of interest expense, related party for the three months ended March 31, 2025 is the result of the repurchase of the convertible note in August 2024.

The $1.5 million increase in interest expense, net for the three months ended March 31, 2025 is the result of a $4.4 million increase in interest expense from the MidCap Loan Facility and sale and leaseback transactions, offset by $1.7 million of deferred financing costs written off related to the loan agreement with GM during the three months ended March 31, 2024 which did not repeat during the comparable period and an increase in interest income of $1.2 million. The other income increase of $1.1 million for the three months ended March 31, 2025 is the result of a legal settlement payment to us.

Income Tax Expense

	Three Months Ended March 31,
	2025		2024		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Income tax expense	$1,076	1%	$756	1%	$320	42%

The $1.1 million of income tax expense for the three months ended March 31, 2025 is related to our maquiladora operations in Mexico, in addition to a provision for state income taxes of less than $0.1 million. We incurred $0.8 million of income tax expense related to our maquiladora operations in Mexico for the comparable period in 2024.

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

Our long-term financial projections anticipate revenue growth, increasing levels of gross profit, and improved cash flows from operations. To meet expected demand for our aerogel products, we plan to make additional productivity improvements in our existing East Providence facility and utilize a flexible supply strategy, including but not limited to use of our external manufacturing capabilities in China, which currently support our Energy Industrial segment and are capable of delivering increased aerogel production capacity. We expect that the productivity improvements in our existing East Providence facility as well as the supply from our external manufacturing facility will permit us to achieve our target revenue capacity in 2025 and in the long-term. Accordingly, we have ceased construction at our previously planned Statesboro Plant. We will be demobilizing the plant and are in the process of assessing options to derive value from the assets, including potentially relocating certain equipment to improve and expand our existing manufacturing facility in East Providence.

On August 19, 2024, we entered into the Credit Agreement with the Agent and the Lenders. The MidCap Loan Facility under the Credit Agreement is comprised of (i) the Term Loan Facility in an aggregate principal amount of $125.0 million and (ii) the Revolving Facility in an aggregate principal amount not to exceed the lesser of $100.0 million and the value of the Borrowing Base. At closing of the Credit Agreement, the Company drew $125.0 million from the Term Loan Facility and $43.0 million from the Revolving Facility. The proceeds of the borrowings at closing, net of fees and costs, were used for repurchasing the 2022 Convertible

Notes for $150.0 million and for general corporate purposes. On May 6, 2025, the Credit Agreement was amended adding Aspen Georgia as a Borrower and amending the MidCap Loan Facility. See Part II – Other Information – Item 5 – Other Information for further details.

In January 2024 and September 2024, we entered into sale and leaseback arrangements, pursuant to which we sold certain equipment to an equipment leasing company for one-time cash payments of $5.0 million and $10.0 million, respectively, and leased back such equipment from the leasing company. The associated monthly lease rents will be paid over the lease term of three years.

We believe that our March 31, 2025 cash and cash equivalents balance of $192.0 million, together with the funds available under the MidCap Loan Facility, will be sufficient to support current operating requirements, current research and development activities and the capital expenditures required to support the evolving commercial opportunities in the EV market and other strategic business opportunities.

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

Primary Sources of Liquidity

Our principal sources of liquidity are currently our cash and cash equivalents, availability under the Revolving Facility, and cash generated by ongoing operations. Cash and cash equivalents consist primarily of cash, money market accounts, and sweep accounts on deposit with banks. As of March 31, 2025, we had $192.0 million of unrestricted cash and cash equivalents.

Analysis of Cash Flow

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Net cash provided by (used in):
Operating activities	$5,632	$(17,749)
Investing activities	(12,998)	(25,863)
Financing activities	(21,477)	5,259
Net decrease in cash	(28,843)	(38,353)
Cash, cash equivalents and restricted cash at beginning of period	221,276	139,971
Cash, cash equivalents and restricted cash at end of period	$192,433	$101,618

Net Cash Provided by (Used in) Operating Activities

During the three months ended March 31, 2025, we generated $5.6 million in net cash in operating activities, as compared to the use of $17.7 million in net cash during the comparable period in 2024, an increase in cash provided by operations of $23.3 million. This increase in cash provided by operations was the result of an increase in net cash generated by changes in operating assets and liabilities of $48.9 million, offset by a decrease in net loss adjusted for non-cash items of $25.6 million.

Net Cash Used in Investing Activities

Net cash used in investing activities is for capital expenditures for machinery and equipment principally to improve the throughput, efficiency and capacity of our East Providence facility, our automated fabrication facility in Mexico and construction costs for the previously planned Statesboro Plant. Net cash used in investing activities for the three months ended March 31, 2025 and 2024 was $13.0 million and $25.9 million, respectively.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities for the three months ended March 31, 2025 totaled $21.5 million and consisted of $13.2 million in cash used for the repayment of the revolver, $6.5 for the repayment of the Term Loan Facility, $1.2 in repayments of the finance obligation under the sale and leaseback transaction, $0.6 million for payments made for employee tax withholdings associated with the vesting of RSUs, and less than $0.1 million in cash used for fees and issuance costs.

Net cash provided by financing activities for the three months ended March 31, 2024 totaled $5.3 million and consisted of $5.0 million in proceeds from a sale and leaseback transaction and $1.4 million in proceeds from employee stock option exercises, offset by $1.1 million in cash used for payments made for employee tax withholdings associated with the vesting of restricted stock units.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments as reported in our Annual Report.

Recent Accounting Pronouncements

Information regarding new accounting pronouncements is included in "Note 2. Significant Accounting Policies." to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in these accounting policies have the greatest potential impact on our financial statements and, therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See our Annual Report and "Note 2. Significant Accounting Policies." to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information about these critical accounting policies, as well as a description of our other significant accounting policies.

Certain Factors That May Affect Future Results of Operations

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors, which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about: our expectations about the market for our aerogel products, in particular in the electric vehicle market, the energy infrastructure insulation market, the lithium-ion battery thermal barrier markets, and other markets we target; our beliefs in the appropriateness of our assumptions, the accuracy of our estimates regarding expenses, loss contingencies, future revenues, revenue capacity, future profits, uses of cash, available credit, capital requirements, and the need for additional financing to operate our business and for capital expenditures and to fund our planned strategic business initiatives; the performance of our aerogel products; our expectation that we will be successful in obtaining, enforcing and defending our patents against competitors and that such patents are valid and enforceable; our expectations regarding decommissioning of the Statesboro Plant; our estimates of annual production capacity; beliefs about the commercial potential for our technology in the electric vehicle market; beliefs about our ability to produce and deliver products to electric vehicle customers; beliefs about our contracts with the major automotive manufacturers; our expectations about the size and timing of awarded business in the electric vehicle market, future revenues and profit margins, arising from our supply relationship and contract with automotive OEMs and our ability to win more business and increase revenue in the electric vehicle market; beliefs about the performance of our thermal barrier products in the battery systems of electric vehicles; the current or future trends in the energy, energy infrastructure, chemical and refinery, LNG, sustainable building materials, electric vehicle thermal barrier, electric vehicle battery materials or other markets and the impact of these trends on our business; our investments in the electric vehicle market; our beliefs about the financial metrics that are indicative of our core performance; our expectations about the effect of manufacturing capacity on financial metrics such as Adjusted EBITDA; our expectations about future revenues, expenses, gross profit, net income (loss), income (loss) per share and Adjusted EBITDA, sources and uses of cash, capital requirements and the sufficiency of our existing cash balance and available credit; our beliefs about the outcome, effects or estimated costs of current or potential litigation or their respective timing, including expected legal expense in connection with our patent enforcement actions; our expectations about future material costs and manufacturing expenses as a percentage of revenue; our expectation about the ability of the Chinese external manufacturing facilities that we engage to consistently supply the aerogel product that we order in a timely manner; our expectation to meet long-term aerogel demand by maximizing capacity at our East Providence facility and utilizing a flexible supply strategy, including, but not limited to, using external manufacturing capabilities; the potential effects of tariffs on our business and results of operations; our expectations of future gross profit and the effect of manufacturing expenses, manufacturing capacity and productivity on gross profit; our expectations about our resources and other investments in new technology and related research and development activities and associated expenses; our expectations about short and long term (a) research and development (b) general and administrative and (c) sales and marketing expenses; our expectations of revenue growth, increased gross profit, and improving cash flows over the long term; our intentions about managing capital expenditures and working capital balances; our expectations and beliefs regarding the flexibility and efficiency of the MidCap facility; and our expectations about potential sources of future financing.

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

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business. As of March 31, 2025, we had unrestricted cash and cash equivalents of $192.0 million. These amounts were held for working capital and capital expansion purposes and were invested primarily in deposit accounts, money market accounts, and high-quality debt securities issued by the U.S. government via cash sweep accounts at major financial institutions in North America. Due to the short-term nature of these investments, we believe that our exposure to changes in the fair value of our cash as a result of changes in interest rates is not material.

As of March 31, 2025, the Term Loan Facility had a principal balance of $112.0 million. Under the terms of the Credit Agreement, the Term Loan Facility bears an interest rate equal to Term SOFR for a one-month interest period plus 4.50% per year, subject to a Term SOFR floor of 4.50% and a Term SOFR cap of 7.50%. Interest is paid monthly. As of March 31, 2025, the Revolving Facility had a principal balance of $29.8 million. Our Revolving Facility bears interest at the Term SOFR plus 4.60% per annum. Under the terms of the Credit Agreement, the Revolving Facility is subject to a Term SOFR floor of 2.50%. Interest is paid monthly. Therefore, fluctuations in interest rates will impact our consolidated financial statements. A rising interest rate environment will increase the amount of interest paid on these loans. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on the results of our operations.

As of March 31, 2025, we had $0.4 million of restricted cash to support our outstanding letters of credit to secure obligations under certain commercial contracts and other obligations.

Inflation Risk

Although we expect that our operating results will be influenced by general economic conditions, we do not believe that inflation has had a material effect on our results of operations during the periods presented in this report. However, our business may be affected by inflation in the future.

Foreign Currency Exchange Risk

We are subject to inherent risks attributed to operating in a global economy. A majority of our revenue, receivables, purchases and debts are denominated in U.S. dollars. Certain transactions of the Company and its subsidiaries are denominated in currencies other than the functional currency. During the three months ended March 31, 2025 and 2024, our largest exposures to foreign exchange rates consisted primarily of the Mexican Peso against the U.S. dollar. Foreign currency transaction losses were $0.4 million for the three months ended March 31, 2025 and foreign currency transaction gains were $0.7 million for the three months ended March 31, 2024. The foreign currency transactions were recorded within operating expenses on the consolidated statements of operations.

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

As of March 31, 2025, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls.

During the three months ended March 31, 2025, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our patent infringement proceedings in Korea against Beerenberg Services AS, Beerenberg Korea Ltd., and Bronx (China) Co., Ltd., are ongoing. The patent infringement case at the Seoul District Court and our appeal of the Korea Trade Commission decision at the Seoul Administrative Court remain stayed pending the outcome of our appeals of the Korean Intellectual Property Trial and Appeal Board decisions to the Korean IP High Court.

In October 2022, we were served with a summons from Aerogels Poland Nanotechnology LLC (APN), a former distributor of our products in Poland with whom we previously terminated our distribution agreements because of APN’s failure to pay amounts due to us. The summons asserts causes of action for declaratory judgment, breach of contract, breach of implied contract, equitable estoppel and fraud, and states that plaintiffs will seek declaratory judgment, actual and liquidated damages in the sum of $20 million, in addition to attorneys’ fees. We were not served with any complaint at the time the summons was served. In December 2022, we filed a notice of appearance in New York County Supreme Court and a demand upon plaintiffs to file and serve a complaint. In March 2023, plaintiffs filed a complaint asserting various causes of action consistent with those set forth in the October 2022 summons, and a demand for monetary damages and other relief in excess of $16 million. In July 2023, we filed a motion to compel arbitration, and in February 2024, the Court granted our motion and stayed the litigation pending arbitration. To the extent APN seeks to pursue claims in an arbitration proceeding, we intend to continue to vigorously defend this matter, including seeking our legal costs.

Item 1A. Risk Factors.

The ownership of our common stock involves a number of risks and uncertainties. When evaluating the Company and our business before making an investment decision regarding our securities, potential investors should carefully consider the risk factors and uncertainties described in Part 1, Item 1A. “Risk Factors” of our Annual Report. Since the filing of our Annual Report, there have been no material changes in our risk factors from those disclosed therein other than as described below.

Changes in U.S. trade policy and the impact of tariffs may have a material adverse effect on our business, results of operations and financial condition.

Our business, results of operations and financial condition may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, quotas, trade agreements or other trade restrictions imposed by the U.S. or other governments. For example, in April 2025, the U.S. government announced a 10% tariff on product imports from almost all countries and individualized higher tariffs on certain other countries, including a 145% tariff on product imports from China. Several tariff announcements have been followed by announcements of limited exemptions and temporary pauses. These actions have caused substantial uncertainty and volatility in financial markets and may result in retaliatory measures on U.S. goods.

Our business requires access to materials to manufacture our products, some of which we source from suppliers located outside the United States. Any imposition of or increase in tariffs or other restrictions on imports of materials on which our products rely, as well as corresponding price increases for such materials available domestically, if any, could increase our costs. We would likely be unable to pass all or any such cost increases on to our customers and such cost increases could materially and adversely affect our business, results of operations and financial condition, including our gross margin.

Tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, significant inflation and diminished expectations for the economy. Such conditions could have a material adverse impact on our business, results of operations and financial position. Also, disruptions and volatility in the financial markets may lead to adverse changes in the availability, terms and cost of capital. Such adverse changes could increase our costs of capital and limit our access to external financing sources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

None.

(b) Use of Proceeds from Initial Public Offering of Common Stock.

Not applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

We did not repurchase any of our equity securities during the quarter ended March 31, 2025.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) Amendment to MidCap Loan Facility

On May 6, 2025, the Company, Aspen RI, Aspen Mexico and Aspen Aerogels Georgia, LLC, a Georgia limited liability company (“Aspen Georgia”) entered into that certain Amendment No. 1 and Joinder to Credit, Security and Guaranty Agreement (“Amendment No. 1”), by and among us, Aspen RI, Aspen Mexico, Aspen Georgia, MidCap Funding IV Trust, as Agent, MidCap Financial Trust, as term loan servicer, and the Lenders party thereto, amending the MidCap Loan Facility (the MidCap Loan Facility, as amended by Amendment No. 1, the “Amended MidCap Loan Facility”).

As a result of Amendment No. 1, the applicable margin under the MidCap Loan Facility has been amended such that upon the effectiveness of Amendment No. 1, (a) (i) Loans borrowed under the Term Loan Facility will bear interest rate equal to Term SOFR (as defined in the Amended MidCap Loan Facility) for one-month interest period plus 5.00% per year, subject to a Term SOFR floor of 4.50% and a Term SOFR cap of 7.50% and (ii) Loans borrowed under the Revolving Facility will bear interest rate equal to Term SOFR for one-month interest period plus 5.10% per year, subject to a Term SOFR floor of 2.50%, in each case of (i) and (ii), until the first Pricing Date (as defined in Amended MidCap Loan Facility as the date five business days after the delivery of a compliance certificate to the Agent for the most recently ended fiscal quarter) after December 31, 2025 and (b) on such first Pricing Date and as thereafter adjusted on each Pricing Date (i) Loans borrowed under the Term Loan Facility will bear interest equal to Term SOFR for one-month interest period plus a margin equal to (x) if the recently reported EBITDA (as defined in the Amended MidCap Loan Facility) is equal to or above $50 million, 4.50% or (y) if the recently reported EBITDA is below $50 million, 5.00%, in each case of (x) and (y), subject to a Term SOFR floor of 4.50% and a Term SOFR cap of 7.50%, and (ii) Loans borrowed under the Revolving Facility will bear interest equal to Term SOFR for one-month interest period plus a margin equal to (x) if the recently reported EBITDA is equal to or above $50 million, 4.60% or (y) if the recently reported EBITDA is below $50 million, 5.10%, in each case of (x) and (y), subject to a Term SOFR floor of 2.50%. The schedule for amortization of principal of the Term Loan Facility (which remains payable on the last day of each fiscal quarter with remaining principal amount payable on the maturity date) has also been updated with new amounts as set forth in the Amended MidCap Loan Facility.

Pursuant to Amendment No. 1, the financial covenants under the MidCap Loan Facility have been amended such that (a) the minimum Liquidity (as defined in the Amended MidCap Loan Facility) which must be maintained at all times has changed from $75 million to an amount equal to the greater of (i) $50 million and (ii) 85% of the then aggregate outstanding principal amount of the Term Loan Facility and (b) the minimum EBITDA level to be tested quarterly has changed to reflect a new range from $15 million to $50 million, with the next test set at $15 million with respect to the fiscal quarter ended June 30, 2025 and a $50 million level applicable commencing with the fiscal quarter ended December 31, 2027 and thereafter. The Liquidity amount trigger of a cash dominion event has also been reduced from $100 million to an amount equal to the greater of (i) $50 million and (ii) 85% of the then aggregate outstanding principal amount of the Term Loan Facility.

Under Amendment No. 1, Aspen Georgia has become a borrower under the Amended MidCap Loan Facility and has (a) guaranteed the obligations of the Credit Parties (as defined in the Amended MidCap Loan Facility) and (b) granted Agent for the benefits of the Lenders a lien on substantially all of its existing and after-acquired assets, in each case, subject to customary exceptions.

The foregoing description of Amendment No. 1 does not purport to be complete and is qualified in its entirety by reference to the full text of Amendment No. 1, a copy of which is filed as an exhibit to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Departure of Executive Officer

On May 6, 2025, we and Virginia H. Johnson, our Chief Legal Officer, General Counsel and Corporate Secretary, determined that Ms. Johnson will depart the Company, effective as of May 23, 2025, to pursue other opportunities outside of the Company. Ms. Johnson’s departure is not related to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

(c) 10b5-1 Trading Plans

None of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K, during the fiscal quarter ended March 31, 2025.

Item 6. Exhibits.

(a) Exhibits

10.1+	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on 8-K, filed with the SEC on March 7, 2025).

10.2

Amendment No. 1 and Joinder, dated May 6, 2025, to the Credit, Security and Guaranty Agreement, dated August 19, 2024, by and among Aspen Aerogels, Inc., Aspen Aerogels Rhode Island, LLC, Aspen Aerogels Georgia, LLC, Aspen Aerogels Mexico Holdings, LLC, MidCap Fund IV Trust and MidCap Financial Trust.

31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+	Management contract of compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPEN AEROGELS, INC.

Date: May 8, 2025	By:	/s/ Donald R. Young
Donald R. Young
President and Chief Executive Officer (principal executive officer)

Date: May 8, 2025	By:	/s/ Ricardo C. Rodriguez
Ricardo C. Rodriguez
Chief Financial Officer and Treasurer (principal financial officer)