Form 10-Q
period 2025-09-30
ASPEN AEROGELS INC
filed 2025-11-06
CIK 1145986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 4, 2025, the registrant had 82,647,081 shares of common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ASPEN AEROGELS, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2025	2024
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$150,722	$220,882
Restricted cash	1,710	394
Accounts receivable, net of allowances of $1,184 and $1,265	69,149	109,104
Inventories	43,037	47,551
Prepaid expenses and other current assets	14,299	31,517
Total current assets	278,917	409,448
Property, plant and equipment, net	154,370	459,276
Assets held for sale	25,504	—
Operating lease right-of-use assets	17,557	20,854
Finance lease right-of-use assets	6,423	—
Other long-term assets	8,624	5,566
Total assets	$491,395	$895,144
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,098	$44,361
Accrued expenses	15,585	36,495
Deferred revenue	824	2,199
Finance obligation for sale and leaseback transactions	4,265	4,028
Operating lease liabilities	3,243	3,279
Finance lease liabilities	1,724	—
Long term debt - current portion	26,000	19,750
Total current liabilities	70,739	110,112
Revolving line of credit	14,252	42,131
Long term debt	70,090	94,961
Finance obligation for sale and leaseback transactions long-term	6,133	10,087
Operating lease liabilities long-term	20,745	23,148
Finance lease liabilities long-term	3,703	—
Total liabilities	185,662	280,439
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.00001 par value per share; 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value per share; 250,000,000 shares authorized, 82,562,804 and 82,040,468 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	1,282,599	1,274,932
Accumulated deficit	(976,866)	(660,227)
Total stockholders’ equity	305,733	614,705
Total liabilities and stockholders’ equity	$491,395	$895,144

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands, except share and per share data)
Revenue	$73,017	$117,340	$229,764	$329,611
Cost of revenue	52,218	68,297	160,837	193,847
Gross profit	20,799	49,043	68,927	135,764
Operating expenses:
Research and development	2,494	4,591	10,621	13,645
Sales and marketing	6,553	9,306	21,885	27,130
General and administrative	13,532	17,746	40,402	52,465
Restructuring and demobilization costs	1,568	—	16,296	—
Impairment of property, plant and equipment	—	—	287,567	2,702
Total operating expenses	24,147	31,643	376,771	95,942
Income (loss) from operations	(3,348)	17,400	(307,844)	39,822
Other income (expense)
Interest expense, convertible note - related party	—	(1,469)	—	(7,550)
Interest expense	(2,973)	(1,147)	(8,015)	(883)
Loss on extinguishment of debt	—	(27,487)	—	(27,487)
Other income	581	—	1,711	—
Total other expense	(2,392)	(30,103)	(6,304)	(35,920)
Income (loss) before income tax expense	(5,740)	(12,703)	(314,148)	3,902
Income tax expense	(594)	(267)	(2,491)	(1,889)
Net income (loss)	$(6,334)	$(12,970)	$(316,639)	$2,013
Net income (loss) per share:
Basic	$(0.08)	$(0.17)	$(3.85)	$0.03
Diluted	$(0.08)	$(0.17)	$(3.85)	$0.03
Weighted-average common shares outstanding:
Basic	82,399,599	76,261,294	82,216,027	76,402,123
Diluted	82,399,599	76,261,294	82,216,027	79,149,193

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Value	Shares	Value
Balance at December 31, 2024	—	$—	82,040,468	$—	$1,274,932	$(660,227)	$614,705
Net loss	—	—	—	—	—	(301,249)	(301,249)
Stock-based compensation expense	—	—	—	—	1,952	—	1,952
Vesting of restricted stock units	—	—	133,890	—	(556)	—	(556)
Issuance costs from offering of common stock	—	—	—	—	(18)	—	(18)
Balance at March 31, 2025	—	$—	82,174,358	$—	$1,276,310	$(961,476)	$314,834
Net loss	—	—	—	—	—	(9,056)	(9,056)
Stock-based compensation expense	—	—	—	—	2,815	—	2,815
Vesting of restricted stock units	—	—	15,151	—	(46)	—	(46)
Proceeds from employee stock option exercises	—	—	63,773	—	231	—	231
Issuance costs from offering of common stock	—	—	—	—	(10)	—	(10)
Balance at June 30, 2025	—	$—	82,253,282	$—	$1,279,300	$(970,532)	$308,768
Net loss	—	—	—	—	—	(6,334)	(6,334)
Stock-based compensation expense	—	—	—	—	2,183	—	2,183
Vesting of restricted stock units	—	—	24,286	—	(69)	—	(69)
Proceeds from employee stock option exercises	—	—	285,236	—	1,185	—	1,185
Balance at September 30, 2025	—	$—	82,562,804	$—	$1,282,599	$(976,866)	$305,733

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Value	Shares	Value
Balance at December 31, 2023	—	$—	76,503,151	$—	$1,161,657	$(673,602)	$488,055
Net loss	—	—	—	—	—	(1,835)	(1,835)
Stock-based compensation expense	—	—	—	—	2,532	—	2,532
Issuance costs from private placement of common stock	—	—	—	—	(28)	—	(28)
Vesting of restricted stock units	—	—	118,289	—	(1,081)	—	(1,081)
Cancellation of restricted stock	—	—	(679,796)	—	2,174	—	2,174
Proceeds from employee stock option exercises	—	—	136,286	—	1,386	—	1,386
Balance at March 31, 2024	—	$—	76,077,930	$—	$1,166,640	$(675,437)	$491,203
Net income	—	—	—	—	—	16,818	16,818
Stock-based compensation expense	—	—	—	—	2,971	—	2,971
Issuance of restricted stock awards	—	—	11,388	—	—	—	—
Employee restricted stock awards withheld for tax	—	—	(75,885)	—	(1,810)	—	(1,810)
Vesting of restricted stock units	—	—	3,790	—	(53)	—	(53)
Proceeds from employee stock option exercises	—	—	1,063,816	—	8,698	—	8,698
Balance at June 30, 2024	—	$—	77,081,039	$—	$1,176,446	$(658,619)	$517,827
Net income	—	—	—	—	—	(12,970)	(12,970)
Stock-based compensation expense	—	—	—	—	2,630	—	2,630
Vesting of restricted stock units	—	—	11,784	—	(124)	—	(124)
Proceeds from employee stock option exercises	—	—	63,073	—	287	—	287
Balance at September 30, 2024	—	$—	77,155,896	$—	$1,179,239	$(671,589)	$507,650

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(316,639)	$2,013
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	16,981	17,093
Accretion of interest on convertible note - related party	—	7,083
Amortization of debt issuance costs	2,563	320
Amortization of debt discount due to modification of convertible note – related party	—	443
Loss on extinguishment of debt	—	27,487
Deferred financing costs written off	—	1,829
Provision for bad debt	28	139
Stock-based compensation expense	6,950	10,307
Impairment of property, plant and equipment	288,019	6,810
Reduction in the carrying amount of operating lease right-of-use assets	2,672	1,990
Changes in operating assets and liabilities:
Accounts receivable	39,927	(45,343)
Inventories	4,514	(8,241)
Prepaid expenses and other assets	14,421	(16,786)
Accounts payable	(15,730)	4,452
Accrued expenses	(20,910)	1,890
Deferred revenue	(1,375)	89
Operating lease and other liabilities	(4,684)	(1,710)
Net cash provided by operating activities	16,737	9,865
Cash flows from investing activities:
Capital expenditures	(34,985)	(71,511)
Net cash used in investing activities	(34,985)	(71,511)
Cash flows from financing activities:
Proceeds from employee stock option exercises	1,416	10,371
Proceeds from sale and leaseback transactions	—	14,982
Repayment of lease and other finance obligations	(3,813)	(843)
Payments made for employee restricted stock tax withholdings	(671)	(1,258)
Repayment of revolving line of credit	(28,000)	—
Repayment of term loan	(19,500)	—
Repayment of convertible note	—	(150,029)
Proceeds from term loan	—	125,000
Issuance costs from term loan	—	(5,337)
Proceeds from revolver	—	43,000
Issuance costs from revolver	—	(300)
Fees and issuance costs from offering of common stock	(28)	(28)
Net cash provided by (used in) financing activities	(50,596)	35,558
Net decrease in cash, cash equivalents and restricted cash	(68,844)	(26,088)
Cash, cash equivalents and restricted cash at beginning of period	221,276	139,971
Cash, cash equivalents and restricted cash at end of period	$152,432	$113,883
Supplemental disclosures of cash flow information:
Interest paid	$9,626	$2,328
Income taxes paid	$3,732	$—
Supplemental disclosures of non-cash activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$24	$4,853
Changes in accrued capital expenditures	$(10,092)	$(13,266)

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

The Company maintains its corporate offices in Northborough, Massachusetts. The Company has four wholly owned subsidiaries: Aspen Aerogels Rhode Island, LLC (Aspen RI), Aspen Aerogels Germany, GmbH, Aspen Aerogels Georgia, LLC (Aspen Georgia), and Aspen Aerogels Mexico Holdings, LLC (Aspen Mexico). Additionally, the Company entered into a contract with Prodensa Servicios de Consultora (Prodensa) during 2022 to establish OPE Manufacturer Mexico S de RL de CV, a maquiladora located in Mexico (OPE), which assembles thermal barrier PyroThin products and operates an automated fabrication facility for PyroThin. Pursuant to the contract, Prodensa owned OPE and charged a management fee, and the Company had an option to purchase OPE from Prodensa after a period of 18 months. On July 31, 2025, the Company completed the purchase of OPE for a nominal value in accordance with the terms of the agreement. During the period between inception and the exercise of the option to purchase OPE, OPE operations were consolidated within the Company financial statements. The purchase of OPE was accounted for as an equity transaction.

Liquidity

During the nine months ended September 30, 2025, the Company incurred a net loss of $316.6 million, generated $16.7 million of cash in operations and used $35.0 million of cash for capital expenditures. The Company had unrestricted cash and cash equivalents of $150.7 million as of September 30, 2025.

In January 2024 and September 2024, the Company entered into sale and leaseback arrangements, pursuant to which the Company sold certain equipment to an equipment leasing company for one-time cash payments of $5.0 million and $10.0 million, respectively, and leased back such equipment from the leasing company. The associated monthly lease rents will be paid over the lease term of three years.

On August 19, 2024, the Company and Aspen RI (each, a Borrower and collectively, the Borrowers) entered into a Credit, Security and Guaranty Agreement (the Credit Agreement and the facilities provided thereunder, collectively, the MidCap Loan Facility) with MidCap Funding IV Trust, as agent (the Agent), MidCap Financial Trust, as term loan servicer, and the financial institutions or other entities from time to time party thereto as lenders (the Lenders), with respect to the MidCap Loan Facility, which is comprised of (i) the Term Loan Facility in an aggregate principal amount of $125.0 million (the Term Loan Facility) and (ii) the Revolving Facility in an aggregate principal amount not to exceed the lesser of $100.0 million and the value of the borrowing base (defined as the sum of (x) 85% of certain eligible accounts of the Borrowers and (y) the lesser of 85% of the NOLV (as defined in the Credit Agreement) or 85% of the cost of certain eligible inventory of the Borrowers (the Borrowing Base) (the Revolving Facility). At closing of the transactions contemplated by the Credit Agreement, the Company drew $125.0 million from the Term Loan Facility and $43.0 million from the Revolving Facility. The proceeds of the borrowings at closing, net of fees and costs, were used to repurchase the 2022 Convertible Note (as defined below) for $150.0 million and for general corporate purposes. The amount available to the Company at September 30, 2025 under the Revolving Facility was $26.8 million. On May 6, 2025, the Credit Agreement was amended to add Aspen Georgia as a Borrower and to amend the MidCap Loan Facility (the MidCap Loan Facility, as amended by Amendment No. 1 (as defined in Note 9), the Amended MidCap Loan Facility). See "Note 9. Debt" for further details. As of September 30, 2025, the Company is in compliance with the financial covenants set forth in the Amended MidCap Loan Facility. However, given the decline in our revenues in 2025 as compared to the prior year, there can be no assurance that the Company will comply with one or more of these financial covenants as of the end of the fourth quarter of 2025.

The Company expects its existing cash balance will be sufficient to support current operating requirements and capital expenditures required to support the Company’s existing business in the EV and energy industrial markets for at least the next twelve months from the date of this Quarterly Report on Form 10-Q. However, the Company expects that it will need to supplement its cash balance with anticipated cash flow from operations, as well as potential equity financings, debt financings, equipment leasing, sale-leaseback transactions, customer prepayments, or government grant and loan programs to provide the additional capital necessary to support the Company’s long-term growth strategy.

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

In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments that are of a normal recurring nature and necessary for the fair statement of the Company’s financial position as of September 30, 2025 and the results of its operations and stockholders’ equity for the three and nine months ended September 30, 2025 and 2024 and the cash flows for the nine-month periods then ended. The Company has evaluated subsequent events through the date of this filing.

The Company’s results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or any other period.

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

Restricted Cash

As of September 30, 2025, the Company had $1.7 million of restricted cash to support its outstanding letters of credit.

Concentration of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of accounts receivable. The Company’s customers are primarily insulation distributors, insulation contractors, insulation fabricators and select energy and automotive end-users located throughout the world. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral to secure accounts receivable. The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of accounts receivable. The Company reviews the allowance for doubtful accounts quarterly. During the nine months ended September 30, 2025, the Company recorded an increase for estimated customer uncollectible accounts receivable of less than $0.1 million. During the nine months ended September 30, 2024, the Company recorded an increase for estimated customer uncollectible accounts receivable of $0.1 million.

For the nine months ended September 30, 2025 and 2024, two customers represented 72% and 74% of total revenue, respectively.

At September 30, 2025, the Company had one customer that accounted for 69% of accounts receivable. At December 31, 2024, the Company had two customers which accounted for 80% and 5% of accounts receivable, respectively.

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

Standards Implemented Since December 31, 2024

The Company has not implemented any accounting standards that had a material impact on its consolidated financial statements during the nine months ended September 30, 2025.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. The Company did not have any contracts outstanding at December 31, 2024 and did not enter into any contracts during the nine months ended September 30, 2025 that contained a significant financing component.

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

The Company estimates the amount of its sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related revenue is recognized. The Company currently estimates return liabilities using historical rates of return, current quarter credit sales, and specific items of exposure on a contract-by-contract basis. Sales return reserves were approximately $0.9 million and $1.0 million as of September 30, 2025 and December 31, 2024, respectively.

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

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical region and source of revenue for the periods presented:

	Three Months Ended September 30,
	2025			2024
	U.S.	International	Total	U.S.	International	Total
	(In thousands)
Geographical region
Asia	$—	$6,402	$6,402	$—	$4,439	$4,439
Canada	—	461	461	—	6,125	6,125
Europe	—	4,931	4,931	—	8,455	8,455
Latin America	—	3,253	3,253	—	25,012	25,012
U.S.	57,970	—	57,970	73,309	—	73,309
Total revenue	$57,970	$15,047	$73,017	$73,309	$44,031	$117,340

Source of revenue
Energy industrial	$13,547	$10,758	$24,305	$13,679	$13,097	$26,776
Thermal barrier	44,423	4,289	48,712	59,630	30,934	90,564
Total revenue	$57,970	$15,047	$73,017	$73,309	$44,031	$117,340

	Nine Months Ended September 30,
	2025			2024
	U.S.	International	Total	U.S.	International	Total
	(In thousands)
Geographical region
Asia	$—	$22,120	$22,120	$—	$18,071	$18,071
Canada	—	2,466	2,466	—	11,599	11,599
Europe	—	13,733	13,733	—	26,926	26,926
Latin America	—	46,792	46,792	—	74,614	74,614
U.S.	144,653	—	144,653	198,401	—	198,401
Total revenue	$144,653	$85,111	$229,764	$198,401	$131,210	$329,611

Source of revenue
Energy industrial	$40,157	$36,763	$76,920	$41,853	$50,928	$92,781
Thermal barrier	104,496	48,348	152,844	156,548	80,282	236,830
Total revenue	$144,653	$85,111	$229,764	$198,401	$131,210	$329,611

Contract Balances

The following table presents changes in the Company’s contract liabilities during the nine months ended September 30, 2025:

	Balance at December 31, 2024	Additions	Deductions	Balance at September 30, 2025
	(In thousands)
Contract liabilities
Deferred revenue
Energy industrial	$2,199	$1,495	$(2,870)	$824
Total contract liabilities	$2,199	$1,495	$(2,870)	$824

During the nine months ended September 30, 2025, the Company recognized $2.2 million of revenue that was included in deferred revenue as of December 31, 2024.

A contract asset is recorded when the Company satisfies a performance obligation by transferring a promised good or service and has earned the right to consideration from its customer. When there is a conditional right to consideration, these items are included within other assets on the consolidated balance sheets. When there is an unconditional right to consideration, these items are included within accounts receivable on the consolidated balance sheets.

A contract liability is recorded when consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services under the terms of the contract. Contract liabilities are recognized as revenue after control of the products or services is transferred to the customer and all revenue recognition criteria have been met.

(4) Inventories

Inventories consist of the following:

	September 30,	December 31,
	2025	2024
	(In thousands)
Raw materials	$7,481	$13,671
Work in process	7,535	9,664
Finished goods	28,021	24,216
Total	$43,037	$47,551

(5) Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	September 30,	December 31,	Useful
	2025	2024	life
	(In thousands)
Construction in progress	$54,805	$352,567	—
Buildings	27,045	27,032	30 years
Machinery and equipment	207,390	201,789	3-10 years
Computer equipment and software	7,647	9,794	3 years
Leasehold improvements	25,561	24,843	Shorter of useful life or lease term
Total	322,448	616,025
Accumulated depreciation	(168,078)	(156,749)
Property, plant and equipment, net	$154,370	$459,276

Depreciation expense was $17.0 million and $17.1 million for the nine months ended September 30, 2025 and 2024, respectively.

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

At June 30, 2025, certain of the assets of the Statesboro Plant met the criteria to be classified as held for sale and are separately classified on the balance sheet. A disposal group is reported as held for sale when management has approved or received approval to sell and is committed to a formal plan, the disposal group is available for immediate sale, the disposal group is being actively marketed, the sale is anticipated to occur during the next 12 months and certain other specified criteria are met. A disposal group classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. At September 30, 2025, the carrying value of assets classified as held for sale was $25.5 million and no adjustment was necessary to the carrying values as they approximated fair values. The construction in progress balance at September 30, 2025 and December 31, 2024 included $25.4 million and $323.6 million, respectively, for the Statesboro Plant.

During the three months ended June 30, 2025, the Company implemented additional actions under the restructuring plan, which included headcount reduction and rationalizing research and development programs. As a result of the restructuring plan, the Company recorded impairment charges of $1.0 million during the three months ended June 30, 2025, which are included in impairment of property, plant and equipment in the consolidated statement of operations.

The Company recorded impairment charges of approximately $6.8 million during the nine months ended September 30, 2024, for equipment that will no longer be needed in manufacturing following customer directed engineering changes to a part the Company manufactures and for other property, plant and equipment that have become obsolete following development of new and more efficient equipment. Refer to "Note 10. Commitments and Contingencies" for a discussion of the claim that the Company has submitted with the customer for reimbursement of losses incurred in connection with the engineering changes. The impairment charges of $6.8 million during the nine months ended September 30, 2024 consist of $4.1 million impairment included in cost of revenue and $2.7 million included in impairment of property, plant and equipment on the Company's consolidated statement of operations.

(6) Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2025	2024
	(In thousands)
Employee compensation	$5,093	$19,371
Other accrued expenses	10,492	17,124
Total	$15,585	$36,495

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

Loans borrowed under the Term Loan Facility bear interest rate equal to Term SOFR (as defined in the Credit Agreement) for a one-month interest period plus 4.50% per year, subject to a Term SOFR floor of 4.50% and a Term SOFR cap of 7.50%. The Term Loan Facility is subject to amortization of principal, payable quarterly on the last day of each quarter, commencing September 30, 2024, in an amount as set forth in the Credit Agreement with the remaining aggregate principal amount payable on the maturity date. The Borrowers are required to pay the Lenders an exit fee of $2.5 million on the maturity date. Additionally, the Borrowers are required to pay an origination fee of $1.3 million annually on the anniversary of the closing date.

Loans borrowed under the Revolving Facility bear an interest rate equal to Term SOFR plus 4.60% per year, subject to a Term SOFR floor of 2.50%. The Revolving Facility has a required minimum balance set at 30% of the average Borrowing Base during the immediate preceding month. The Borrowers are required to pay the Lenders under the Revolving Facility an unused line fee of 0.30% of the average unused availability under the Revolving Facility, subject to the aforementioned minimum balance.

The MidCap Loan Facility is guaranteed by Aspen Mexico and is secured by a lien on substantially all existing and after-acquired assets of the Loan Parties, including the equity interest in Aspen RI, Aspen Mexico and Aspen Georgia owned by the Company, in each case, subject to customary exceptions. At the entrance into the Credit Agreement in August 2024, Aspen Georgia was not a guarantor (and thus not a Loan Party) and its assets were excluded from the collateral under the MidCap Loan Facility. However, as further described below, on May 6, 2025, Aspen Georgia became a Loan Party under the MidCap Loan Facility.

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

The Borrowers have the right to prepay the loans outstanding under the MidCap Loan Facility (or, with respect to the Revolving Facility, terminate the commitments thereunder), subject to a premium equal to 3.0% of the amount prepaid or terminated, as applicable, during the first year after the closing date, which premium will be decreased to 2.0% during the second year after the closing date and to 1.0% thereafter. The Borrowers are required to mandatorily prepay the loans outstanding under the Term Loan Facility with, among other things, certain casualty insurance proceeds or proceeds from non-ordinary course assets sales (which will also be subject to the aforementioned premium). The Borrowers are required to mandatorily prepay the balance outstanding under the Revolving Facility (i) if the outstandings exceed the Borrowing Base in an aggregate amount equal to that excess or (ii) upon a cash dominion event of all the funds deposited in the lockbox account during the cash dominion period. A cash dominion event is triggered (x) upon the occurrence of any Specified Event of Default (as defined in the Credit Agreement to include payment default, failure to deliver monthly or annual financials, financial covenant breach or bankruptcy) or any event of default arising from the failure to comply with the requirement to deliver a monthly Borrowing Base certificate, in each case, after any applicable grace period set forth in the Credit Agreement and/or cure rights applicable thereto or (y) if the Liquidity is less than $100 million.

Amendment to MidCap Loan Facility

On May 6, 2025, the Company, Aspen RI, Aspen Mexico and Aspen Georgia entered into that certain Amendment No. 1 and Joinder to Credit, Security and Guaranty Agreement (Amendment No. 1), by and among the Company, Aspen RI, Aspen Mexico,

Aspen Georgia, MidCap Funding IV Trust, as Agent, MidCap Financial Trust, as term loan servicer, and the Lenders party thereto, amending the MidCap Loan Facility.

Under Amendment No. 1, Aspen Georgia became a borrower under the Amended MidCap Loan Facility and has (a) guaranteed the obligations of the Credit Parties (as defined in the Amended MidCap Loan Facility) and (b) granted Agent for the benefits of the Lenders a lien on substantially all of its existing and after-acquired assets, in each case, subject to customary exceptions.

As a result of Amendment No. 1, the applicable margin under the MidCap Loan Facility was amended such that upon the effectiveness of Amendment No. 1, (a) (i) Loans borrowed under the Term Loan Facility will bear interest rate equal to Term SOFR (as defined in the Amended MidCap Loan Facility) for one-month interest period plus 5.00% per year, subject to a Term SOFR floor of 4.50% and a Term SOFR cap of 7.50% and (ii) Loans borrowed under the Revolving Facility will bear interest rate equal to Term SOFR for one-month interest period plus 5.10% per year, subject to a Term SOFR floor of 2.50%, in each case of (i) and (ii), until the first Pricing Date (as defined in the Amended MidCap Loan Facility as the date five business days after the delivery of a compliance certificate to the Agent for the most recently ended fiscal quarter) after December 31, 2025 and (b) on such first Pricing Date and as thereafter adjusted on each Pricing Date (i) Loans borrowed under the Term Loan Facility will bear interest equal to Term SOFR for one-month interest period plus a margin equal to (x) if the recently reported EBITDA (as defined in the Amended MidCap Loan Facility) is equal to or above $50 million, 4.50% or (y) if the recently reported EBITDA is below $50 million, 5.00%, in each case of (x) and (y), subject to a Term SOFR floor of 4.50% and a Term SOFR cap of 7.50%, and (ii) Loans borrowed under the Revolving Facility will bear interest equal to Term SOFR for one-month interest period plus a margin equal to (x) if the recently reported EBITDA is equal to or above $50 million, 4.60% or (y) if the recently reported EBITDA is below $50 million, 5.10%, in each case of (x) and (y), subject to a Term SOFR floor of 2.50%. The schedule for amortization of principal of the Term Loan Facility (which remains payable on the last day of each fiscal quarter with remaining principal amount payable on the maturity date) was also updated with new amounts as set forth in the Amended MidCap Loan Facility.

Pursuant to Amendment No. 1, the financial covenants under the MidCap Loan Facility were amended such that (a) the minimum Liquidity (as defined in the Amended MidCap Loan Facility) which must be maintained at all times has changed from $75 million to an amount equal to the greater of (i) $50 million and (ii) 85% of the then aggregate outstanding principal amount of the Term Loan Facility and (b) the minimum EBITDA level to be tested quarterly was changed to reflect a new range from $15 million to $50 million, with the next test set at $15 million with respect to the fiscal quarter ended December 31, 2025 and a $50 million level applicable commencing with the fiscal quarter ended December 31, 2027 and thereafter. The Liquidity amount trigger of a cash dominion event was also reduced from $100 million to an amount equal to the greater of (i) $50 million and (ii) 85% of the then aggregate outstanding principal amount of the Term Loan Facility.

MidCap debt consists of the following:

	September 30,	December 31,
	2025	2024
	(In thousands)
Term loan	99,000	118,500
Exit fee	854	264
Term loan issuance costs	(3,764)	(4,053)
Total debt	96,090	114,711
Current portion	26,000	19,750
Long term portion	70,090	94,961

The revolving line of credit had an outstanding balance of $14.3 million and $42.1 million as of September 30, 2025 and December 31, 2024, respectively, net of unamortized issuance costs. During the nine months ended September 30, 2025, the Company repaid $28.0 million of the revolving line credit.

(10) Commitments and Contingencies

Cloud Computing Agreement

The Company is party to multiple cloud computing agreements that are service contracts for enterprise resource planning (ERP) software programs and payroll services. The amortization period of the cloud computing agreement for the existing ERP software program was adjusted during the three months ended March 31, 2024, to align with implementation of a new ERP software and is now fully amortized. During the three months ended June 30, 2025, the Company updated the implementation date of the new ERP software to January 2026, which will begin to amortize thereafter.

The amortization associated with the payroll services agreement began during the three months ended September 30, 2024 and is being amortized over a period of five years.

The capitalized implementation costs are classified on the consolidated balance sheets as follows:

	September 30,	December 31,
	2025	2024
	(In thousands)
Cloud computing costs included in other current assets	$37	$637
Cloud computing costs included in other assets	7,724	4,299
Amortization of cloud computing costs	(1,612)	(1,053)
Total capitalized cloud computing costs	$6,149	$3,883

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

Letters of Credit

The Company has provided certain customers with letters of credit securing obligations under commercial contracts. As of September 30, 2025, the Company had $1.7 million of restricted cash to support our outstanding letters of credit. The Company had letters of credit outstanding of $0.4 million at December 31, 2024 and these letters of credit were secured by the Company’s restricted cash.

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

Purchase Commitments

As of September 30, 2025, the Company had purchase commitments of approximately $37.8 million, which included capital commitments of $7.8 million. Capital commitments include $1.3 million of commitments related to the Company's previously planned Statesboro Plant. The Company's purchase commitments related to capital expenditures, excluding for the previously planned Statesboro Plant, are anticipated to be spent over the next three years, while the Company's remaining purchase commitments are anticipated to be spent over the next twelve months.

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

The Company recorded warranty expense of $0.7 million during the nine months ended September 30, 2025 and $1.1 million during the nine months ended September 30, 2024.

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

Maturities of operating and finance lease liabilities as of September 30, 2025 are as follows:

Year	Operating Leases	Finance Leases
	(In thousands)
2025 (excluding the nine months ended September 30, 2025)	1,519	545
2026	5,686	2,176
2027	4,764	2,881
2028	4,668	370
2029	4,217	152
Thereafter	15,179	105
Total lease payments	36,033	6,229
Less imputed interest	(12,045)	(802)
Total lease liabilities	$23,988	$5,427

The Company incurred operating lease costs of $4.9 million and $4.3 million during the nine months ended September 30, 2025 and 2024, respectively. Cash payments related to operating lease liabilities were $4.7 million and $4.0 million during the nine months ended September 30, 2025 and 2024, respectively.

The Company incurred finance lease costs of $0.8 million during the nine months ended September 30, 2025. Cash payments related to finance lease liabilities were $1.4 million during the nine months ended September 30, 2025. The Company did not incur any finance lease costs or make any cash payments during the comparable 2024 period.

As of September 30, 2025, the weighted average remaining lease term for operating leases was 7.1 years and the weighted average discount rate for operating leases was 12.2%.

As of September 30, 2025, the weighted average remaining lease term for finance leases was 2.7 years and the weighted average discount rate for finance leases was 10.1%.

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

The outstanding finance obligation balance as of September 30, 2025 was $10.4 million. Maturities of finance obligations for sale and leaseback at September 30, 2025 are as follows:

Year	Finance Obligation
(In thousands)
2025 (excluding the nine months ended September 30, 2025)	1,400
2026	5,602
2027	5,279
Total lease payments	12,281
Less imputed interest	(1,883)
Total lease liabilities	$10,398

(12) Stock based compensation

During the nine months ended September 30, 2025, the Company granted 316,831 restricted stock units (RSUs) with an aggregate grant date fair value of $2.5 million, non-qualified stock options (NSOs) to purchase 446,591 shares of common stock with an aggregate grant date fair value of $2.5 million and 633,670 performance share units (PSUs) with an aggregate grant date fair value of $7.3 million to employees under its equity incentive plans. The RSUs and NSOs granted to employees will typically vest over a three-year period. Vesting of any performance share units so earned generally is also contingent upon the grantee’s continued employment (or other service) with the Company through the third anniversary of the date of grant.

The Company also granted RSUs that vest over a period of three years which are settled in cash. During the three and nine months ended September 30, 2025, the Company incurred expenses of $0.5 million and $1.0 million, respectively. The Company has accounted for these as liability-classified awards and accordingly changes in the market value of the instruments will be recorded to costs of revenue or operating expense, as applicable, over the vesting period of the award. The fair value of a liability-classified award is determined on a quarterly basis beginning at the grant date until final vesting. These awards will be settled on the vesting dates and the maximum liability is capped at 200% of the fair value of the award at the grant date.

During the nine months ended September 30, 2025, the Company also granted 51,850 shares of RSUs with a grant date fair value of $0.3 million and NSOs to purchase 45,525 shares of common stock with a grant date fair value of $0.2 million to its non-employee directors under the 2023 Equity Plan. The RSUs and NSOs granted to non-employee directors will typically vest over a one-year period.

The Company’s stockholders approved the Aspen Aerogels Amended and Restated 2023 Equity Incentive Plan (the 2023 Plan) at the 2025 Annual Meeting of Stockholders of the Company held on April 30, 2025 (the Annual Meeting). The 2023 Plan was previously approved by the Company’s Board of Directors (the Board). As amended and restated, the number of shares of the Company’s common stock reserved for issuance under the 2023 Plan has been increased by 3,850,000 shares to 16,971,994 shares and the term of the 2023 Plan has been extended until April 29, 2035. As of September 30, 2025, 4,738,588 shares of common stock were reserved for issuance upon the exercise or vesting of outstanding stock-based awards granted under the Company’s equity incentive plans. Any cancellations or forfeitures of awards outstanding under the 2023 Plan, the 2014 Employee, Director and Consultant Equity Incentive Plan or the 2001 Equity Incentive Plan, as amended, will result in the shares reserved for issuance pursuant to such awards becoming available for grant under the 2023 Plan. As of September 30, 2025, the Company has either reserved in connection with statutory tax withholdings or issued a total of 6,591,876 shares under the Company’s equity incentive plans. As of September 30, 2025, there were 5,641,530 shares of common stock available for future grant under the 2023 Plan.

At the Annual Meeting, the Company’s stockholders also approved the Aspen Aerogels Employee Stock Purchase Plan (the ESPP). The ESPP was previously approved by the Board. The objective of the ESPP is to offer eligible employees of the Company and its designated subsidiaries the ability to purchase shares of the Company’s common stock at a 15% discount from the fair market value of the stock as determined on specific dates at six-month intervals, subject to various limitations under the ESPP. 4,000,000 shares of the Company’s common stock are authorized for issuance under the ESPP. The offering periods for the ESPP generally start on the first trading day on or after June 1st and December 1st of each year. The first offering period for the ESPP commenced on the first trading day after June 1, 2025 and will end on November 30, 2025, with the second offering period commencing on the first trading day after December 1, 2025 and ending on May 31, 2026. During the three months and nine months ended September 30, 2025, less than $0.1 million of stock-based compensation was recognized for the ESPP.

Stock-based compensation is included in cost of revenue or operating expenses, as applicable, and consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Cost of product revenue	$223	$186	$384	$545
Research and development expenses	(188)	188	226	891
Sales and marketing expenses	560	456	1,545	1,241
General and administrative expenses	2,047	1,800	5,772	7,630
Total stock-based compensation	$2,642	$2,630	$7,927	$10,307

The Company recognizes forfeitures on share-based payments as they occur. During the three and nine months ended September 30, 2025, stock-based compensation includes $(1.2) million and $(2.9) million, respectively, for forfeitures recorded during the period. During the three and nine months ended September 30, 2024, stock-based compensation includes $0.0 million and $(0.1) million, respectively, for forfeitures recorded during the period.

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

(13) Net Income (Loss) Per Share

The computation of basic and diluted net loss per share consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands, except share and per share data)
Numerator:
Net income (loss)	$(6,334)	$(12,970)	$(316,639)	$2,013
Denominator:
Weighted average shares outstanding, basic	82,399,599	76,261,294	82,216,027	76,402,123
Weighted average shares outstanding, diluted	82,399,599	76,261,294	82,216,027	79,149,193
Net income (loss) per share, basic	$(0.08)	$(0.17)	$(3.85)	$0.03
Net income (loss) per share, diluted	$(0.08)	$(0.17)	$(3.85)	$0.03

Potentially dilutive common shares that were excluded from the computation of diluted loss income per share because they were anti-dilutive consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Common stock options	3,760,031	4,453,006	3,760,031	110,900
Restricted common stock units	904,059	559,389	904,059	1,957
Restricted common stock awards	—	13,264	—	824
Total	4,664,090	5,025,659	4,664,090	113,681

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

(14) Income Taxes

The Company incurred net operating loss for the three and nine months ended September 30, 2025. The Company incurred net operating loss for the three months ended September 30, 2024 and operating income for the nine months ended September 30, 2024.

The Company incurred net operating losses and recorded a full valuation allowance against net deferred tax assets for all periods prior to 2024. Accordingly, the Company has not recorded a provision for federal income taxes for the three and nine months ended September 30, 2025 and 2024. The Company has recorded a provision for state income taxes of $(0.1) million and $0.3 million during the three and nine months ended September 30, 2025, respectively. The Company has incurred $2.2 million and $1.9 million of income tax expense related to its Mexican maquiladora operations for the nine months ended September 30, 2025 and 2024, respectively.

On July 4, 2025, H.R. 1 (the Act), formerly known as the One Big Beautiful Bill Act, was signed into law in the United States, introducing changes to U.S. federal tax provisions affecting businesses. The Act includes modifications to the capitalization of research and development expenses and to the depreciation of fixed assets. The Company is currently evaluating the full impact of the Act on its financial position, results of operations, and cash flows. The Company does not expect the Act to have a material effect on its financial statements.

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

Summarized below are the Revenue, Cost of Goods Sold and Segment Operating Profit for each reporting segment:

	Revenue		Cost of Goods Sold		Revenue		Cost of Goods Sold
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2025	2024	2025	2024	2025	2024	2025	2024
	(In thousands)				(In thousands)
Energy industrial	$24,305	$26,776	$15,434	$16,043	$76,920	$92,781	$48,049	$55,031
Thermal barrier	48,712	90,564	36,784	52,254	152,844	236,830	112,788	138,816
Total	$73,017	$117,340	$52,218	$68,297	$229,764	$329,611	$160,837	$193,847

	Segment Operating Profit (Loss)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Energy industrial	$8,871	$10,733	$28,871	$37,750
Thermal barrier	11,928	38,310	40,056	98,014
Total	$20,799	$49,043	$68,927	$135,764
Corporate expenses	22,579	31,643	72,908	93,240
Restructuring and demobilization costs	1,568	—	16,296	—
Impairment of property, plant and equipment	-	—	287,567	2,702
Operating profit (loss)	(3,348)	17,400	(307,844)	39,822
Other expense, net	(2,392)	(30,103)	(6,304)	(35,920)
Income tax expense	(594)	(267)	(2,491)	(1,889)
Net income (loss)	$(6,334)	$(12,970)	$(316,639)	$2,013

	Depreciation Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Energy industrial	$2,376	$2,752	$8,086	$8,988
Thermal barrier	3,016	2,569	8,895	8,105
Consolidated depreciation expense	$5,392	$5,321	$16,981	$17,093

	Total Assets
	September 30,	December 31,
	2025	2024
	(In thousands)
Energy industrial	$91,500	$103,453
Thermal barrier	120,252	159,934
Total assets of reportable segments	211,752	263,387
Construction in progress and held for sale	80,308	352,545
All other corporate assets	199,335	279,212
	$491,395	$895,144

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

During each of the three months ended June 30, 2025 and September 30, 2025, the Company announced further headcount reductions to realign the Company’s operation and to improve costs.

As a result of the restructurings and the demobilization, the Company incurred the charges shown in the following table. Asset write-downs are included within impairment expenses in the consolidated statements of operations.

	Restructuring and Demobilization Costs
	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025
	(In thousands)
Severance and other personnel costs	$1,284	$7,266
Demobilization costs	284	2,857
Deferred financing costs write-off	—	6,173
Total	$1,568	$16,296

(17) Subsequent Events

The Company has evaluated subsequent events through November 6, 2025, the date of issuance of the consolidated financial statements for the three and nine months ended September 30, 2025.

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

Thermal Barrier

We have developed a number of promising aerogel products and technologies for the EV market, including our proprietary line of PyroThin aerogel thermal barriers for use in battery packs in EVs. Our PyroThin product is an ultra-thin, lightweight and flexible thermal barrier designed with other functional layers to impede the propagation of thermal runaway across multiple lithium-ion battery system architectures. Our thermal barrier technology is designed to offer a unique combination of thermal management, mechanical performance and fire protection properties. These properties enable EV manufacturers to achieve critical battery performance and safety goals by impeding the propagation of thermal runaway in lithium-ion battery systems at the battery cell, module and pack levels across multiple lithium-ion battery system architectures. Our ultra-thin, lightweight and flexible thermal barriers are designed to allow battery manufacturers to achieve critical safety goals without sacrificing energy density.

We have entered into multi-year production contracts with a number of automotive EV OEM customers to supply fabricated, multi-part thermal barriers for use in the battery systems of their EV models. These customers include General Motors LLC (GM), Toyota, Scania, Automotive Cells Company, which is a battery cell joint venture between Stellantis N.V, Saft-TotalEnergies and Mercedes-Benz, Audi, a luxury brand of the Volkswagen Group, Volvo Truck, and a large EU battery manufacturer to supply a next generation vehicle platform of a major EU luxury sports car brand. We are currently supplying thermal barrier production parts to both General Motors and Toyota, and thermal barrier prototype parts to a number of global manufacturers of EVs, grid storage and home battery systems. During fiscal years 2024, 2023 and 2022, we sold $306.8 million, $110.1 million and $55.6 million, respectively, of our PyroThin thermal barriers; however, as discussed below under “Key Metrics and Non-GAAP Financial Measures”, our thermal barrier revenues have declined in 2025 as compared to the prior year.

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

We also derive revenue from a number of other end markets. Customers in these markets use our products for applications as diverse as military and commercial aircraft, trains, buses, appliances, apparel, footwear and outdoor gear. We believe we will have additional opportunities to address high-value applications in the global insulation market, as well as in adjacent market opportunities such as energy storage applications, electrification applications and other potential adjacent applications subject to their commercial potential, the differentiation of our products, and the ability to leverage our existing manufacturing platform.

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

Manufacturing Operations

We manufacture our products using our proprietary technology at our facility in East Providence, Rhode Island, which we have operated since 2008. During 2024, we converted our East Providence facility to support the growth of the thermal barrier program. We manage the capacity of our East Providence facility on an ongoing basis in order to meet expected demand for our aerogel products. We also utilize a flexible supply strategy, including but not limited to use of our external manufacturing capabilities in China, which currently support our Energy Industrial segment. Pursuant to our supply contract with this contract manufacturer, they are obligated to deliver products to us as we issue purchase orders on an as-needed basis through the term of the contract. The contract automatically renews year-to-year unless either party notifies the other of its intention not to renew the contract. While we have agreed to purchase our requirement for certain Energy Industrial products from the contract manufacturer, we have no obligation to purchase any minimum quantity under the contract and we may terminate the contract at any time and for any or no reason. Additionally, we entered into a contract with Prodensa to establish OPE Manufacturer Mexico S de RL de CV, a maquiladora located in Mexico (OPE), which assembles thermal barrier PyroThin products and operates an automated fabrication facility for PyroThin. Pursuant to such contract, we paid Prodensa a management fee and have an option to purchase OPE from Prodensa after a period of 18 months. On July 31, 2025, the purchase of OPE was completed for a nominal value in accordance with the terms of the agreement.

We expect to meet demand for our aerogel products by utilizing both our East Providence facility and our flexible supply strategy, including, but not limited to, using our external manufacturing capabilities.

Financial Summary

Our revenue for the nine months ended September 30, 2025 was $229.8 million, which represented a decrease of $99.8 million, or 30%, from $329.6 million for the nine months ended September 30, 2024. Net loss for the nine months ended September 30, 2025 was $316.6 million and net loss per share was $3.85. Net income for the nine months ended September 30, 2024 was $2.0 million and net income per share was $0.03.

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

The following table presents a reconciliation of net income (loss), the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)
Net income (loss)	$(6,334)	$(12,970)	$(316,639)	$2,013
Depreciation and amortization	5,393	5,321	16,981	17,093
Stock-based compensation(1)	2,642	2,630	7,927	10,307
Other expense	2,392	2,616	6,304	8,433
Income tax expense	594	267	2,491	1,889
Loss on extinguishment of debt	—	27,487	—	27,487
Restructuring and demobilization costs	1,568	—	16,296	—
Impairment of property, plant and equipment	-	—	287,567	—
Adjusted EBITDA	$6,255	$25,351	$20,927	$67,222

(1)
Represents non-cash stock-based compensation related to vesting and modifications of stock option grants, RSUs and restricted common stock, and cash settled RSUs issued in March 2025.

Our financial performance, including such measures as net income (loss), earnings per share and Adjusted EBITDA, are affected by a number of factors including volume and mix of aerogel products sold, average selling prices, our material costs and manufacturing expenses, and the amount and timing of capital and operating expenses. Accordingly, we expect that our net income (loss), earnings per share and Adjusted EBITDA will vary from period to period.

Our expectation for thermal barrier revenue is based, in part, on our OEM customers’ production volume forecasts and targets. Our OEM customers operate in a cyclical industry that is sensitive to shifting consumer trends, political and regulatory uncertainty and economic conditions in the markets they operate. EV adoption rates in our customers’ markets have been lower than originally expected and these lower adoption rates are expected to continue. As a result, EV investment continues to be re-timed as demand expectations in North America and Europe are reset. Furthermore, changes in government and economic policies, incentives, and tariffs have impacted our customers and our production, sales, cost structure and the competitive landscape, and we expect that such factors will continue to impact us and our customers. Additionally, our OEM customers continue to innovate which could result in engineering changes to the parts we supply primarily to reduce costs for our OEMs. Cost-cutting initiatives adopted by our customers may result in increased downward pressure on pricing. Our customer supply agreements generally require step-downs in component pricing over the periods of production and OEMs have historically possessed significant leverage over their outside suppliers. Thermal barrier revenues have declined in 2025 as compared to the prior year. Additionally, we are projecting a decline in energy industrial revenue in 2025 as compared to the prior year due to volume decline in our core markets and project-based demand. In response to these developments, we plan to continue our ongoing cost reduction measures, including reduced headcount, and our efforts to improve production innovation and efficiency. As a result of the foregoing, we expect a decline in net income and Adjusted EBITDA during 2025 as compared to the prior year. We also expect reduced capital expenditures during 2025 as compared to the prior year.

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

For the reasons discussed above, we expect that both our thermal barrier revenues and energy industrial revenues will decline in 2025 as compared to the prior year.

Cost of Revenue

Cost of product revenue consists primarily of materials and manufacturing expense. Cost of product revenue is recorded when the related product revenue is recognized.

Material is a significant component of cost of product revenue and includes fibrous batting, silica materials and additives. Material costs as a percentage of product revenue vary from product to product due to differences in average selling prices, material requirements, product thicknesses, and manufacturing yields. In addition, we provide warranties for our products and record the estimated cost within cost of revenue in the period that the related revenue is recorded or when we become aware that a potential warranty claim is probable and can be reasonably estimated. As a result of these factors, material costs as a percentage of product revenue will vary from period to period due to changes in the volume and mix of aerogel products sold, the costs of our raw materials or the estimated cost of warranties. In addition, global supply chain disturbances, increased reliance on foreign materials procurement, industrial gas supply constraints, increases in the cost of our raw materials, engineering changes, higher prototype sales and other factors may significantly impact our material costs and have a material impact on our operations.

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

Gross Profit

Our gross profit as a percentage of revenue is affected by a number of factors, including the volume of products produced and sold, the mix of products sold, average selling prices, our material and manufacturing costs and realized capacity utilization. Accordingly, we expect our gross profit to vary significantly in absolute dollars and as a percentage of revenue from period to period. However, given the expected decrease in revenue in 2025 as compared to the prior year, we expect that our gross profit as a percentage of revenue will also decline over the same period.

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

Research and Development Expenses

Research and development expenses consist primarily of expenses for personnel engaged in the development of next generation aerogel compositions, form factors and manufacturing technologies. These expenses also include testing services, prototype expenses, consulting services, trial formulations for new products, equipment depreciation, facilities costs and related overhead. We expense research and development costs as incurred. While we expect to continue to devote resources to the development of new aerogel technologies and while we believe that such investments are necessary to maintain and improve our competitive position, we plan to reduce the overall amount of such expenditures in 2025 as compared to the prior year.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs, incentive compensation, marketing programs, costs of new product and process introductions, travel and related costs, consulting expenses and facilities related costs. We expect that sales and marketing expenses will decrease in absolute dollars but increase as a percentage of revenue in 2025 as compared to the prior year, given the expected decrease in revenue.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, legal expenses, consulting and professional services, audit fees, compliance with securities, corporate governance and related laws and regulations, investor relations and insurance premiums, including director and officer insurance. We expect that general and administrative expenses will decrease in absolute dollars but increase as a percentage of revenue in 2025 as compared to the prior year, given the expected decrease in revenue.

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

Interest Income (Expense)

Interest expense consists of interest expense and amortization or write-off of deferred financing costs related to our other financing arrangements including our Amended MidCap Loan Facility, a failed sale and leaseback arrangement accounted as a financing transaction, and interest earned on the cash balances invested in deposit accounts, money market accounts, and high-quality debt securities issued by the U.S. government.

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

Results of Operations

Three months ended September 30, 2025 compared to the three months ended September 30, 2024

The following tables set forth a comparison of the components of our results of operations for the periods presented:

Revenue

	Three Months Ended September 30,
	2025		2024		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Revenue:
Energy industrial	$24,305	33%	$26,776	23%	$(2,471)	(9)%
Thermal barrier	48,712	67%	90,564	77%	(41,852)	(46)%
Total revenue	$73,017	100%	$117,340	100%	$(44,323)	(38)%

Total revenue decreased $44.3 million, or 38%, to $73.0 million for the three months ended September 30, 2025 from $117.3 million in the comparable period in 2024. The decrease in total revenue was the result of decreases in thermal barrier revenue and energy industrial revenue.

Energy industrial revenue decreased by $2.4 million, or 9%, to $24.3 million for the three months ended September 30, 2025 from $26.7 million in the comparable period in 2024. This decrease was driven by a decrease in revenue from the global petrochemical and refinery markets of North America, Latin America and Europe, and project-based demand in the subsea market, offset in part by an increase in revenue from the global petrochemical and refinery market of Asia.

Energy industrial revenue for the three months ended September 30, 2025 included $4.6 million from a North American distributor, in comparison to $5.6 million for the comparable period of 2024.

The average selling price per square foot of our energy industrial products increased by 2% for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase in average selling price reflected the impact of price increases enacted in 2025 and a change in the mix of products sold. This increase in average selling price had the effect of increasing product revenue by $0.4 million for the three months ended September 30, 2025 from the comparable period in 2024.

In volume terms, energy industrial product shipments decreased by 11% as measured by square feet of our energy industrial products shipped for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The decrease in volume had the effect of decreasing product revenue by $2.8 million for the three months ended September 30, 2025 from the comparable period in 2024.

Thermal barrier revenue decreased by $41.9 million, or 46%, to $48.7 million for the three months ended September 30, 2025 from $90.6 million in the comparable period in 2024. During the three months ended September 30, 2025 and 2024, thermal barrier revenue included $46.6 million and $86.4 million, respectively, to a major U.S. automotive OEM. The decrease in thermal barrier revenue was driven by a reduction in the volume of parts ordered by our OEM customer and a lower contractual component price during the period compared to the same period in the prior year.

Cost of Revenue

	Three Months Ended September 30,
	2025		2024		Change
		Percentage of Related		Percentage of Related
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	($ in thousands)
Cost of revenue:
Energy industrial	$15,434	64%	$16,043	60%	$(609)	(4)%
Thermal barrier	36,784	76%	52,254	58%	(15,470)	(30)%
Total cost of revenue	$52,218	72%	$68,297	58%	$(16,079)	(24)%

Total cost of revenue decreased $16.1 million, or 24%, to $52.2 million for the three months ended September 30, 2025 from $68.3 million in the comparable period in 2024. The decrease in total cost of revenue was the result of a decrease in thermal barrier cost of revenue and energy industrial cost of revenue.

Energy industrial cost of revenue decreased $0.6 million, or 4%, to $15.4 million for the three months ended September 30, 2025 from $16.0 million in the comparable period in 2024, primarily due to a decrease in the volume of products shipped. The $0.6 million decrease was the result of a $1.4 million decrease in manufacturing and other operating costs due to lower volume of energy industrial products shipped from our plant, offset in part by a $0.8 million increase in material costs.

Thermal barrier cost of revenue decreased $15.5 million, or 30%, to $36.8 million for the three months ended September 30, 2025 from $52.3 million in the comparable period in 2024. The $15.5 million decrease was the result of a $10.7 million decrease in material costs and a $7.0 million decrease in manufacturing costs, offset by a $2.2 million credit during the three months ended September 30, 2024 for reimbursement of costs related to the impact from an engineering change, which did not repeat. Material costs decreased primarily due to lower volume and operational efficiencies generating lower scrap. Manufacturing costs decreased due to lower volumes in comparison to the same period in 2024, benefits from the headcount reduction and other cost cutting efforts in 2025.

Gross Profit

	Three Months Ended September 30,
	2025		2024		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Gross profit:
Energy industrial	$8,871	36%	$10,733	40%	$(1,862)	(17)%
Thermal barrier	11,928	24%	38,310	42%	(26,382)	(69)%
Total gross profit	$20,799	28%	$49,043	42%	$(28,244)	(58)%

Gross profit decreased by $28.2 million, or 58%, to $20.8 million for the three months ended September 30, 2025 from $49.0 million in the comparable period in 2024. The decrease in gross profit was the result of the $44.3 million decrease in total revenue, partially offset by the $16.1 million decrease in total cost of revenue.

Research and Development Expenses

	Three Months Ended September 30,
	2025		2024		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Research and development expenses	$2,494	3%	$4,591	4%	$(2,097)	(46)%

Research and development expenses decreased by $2.1 million, or 46%, to $2.5 million for the three months ended September 30, 2025 from $4.6 million in the comparable period in 2024. The $2.1 million decrease reflects decreases in compensation and related costs of $1.9 million, driven by a headcount reduction and a decrease in other expenditures of $0.2 million.

Research and development expenses as a percentage of total revenue decreased to 3% of total revenue for the three months ended September 30, 2025 from 4% in the comparable period in 2024.

Sales and Marketing Expenses

	Three Months Ended September 30,
	2025		2024		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Sales and marketing expenses	$6,553	9%	$9,306	8%	$(2,753)	(30)%

Sales and marketing expenses decreased by $2.7 million, or 30%, to $6.6 million for the three months ended September 30, 2025 from $9.3 million in the comparable period in 2024. The $2.7 million decrease reflects decreases in compensation and related costs of $1.5 million, partially driven by a headcount reduction, employee related expenses of $0.5 million, marketing expenses of $0.3 million, $0.2 million in professional fees and a decrease in utilities expenses of $0.2 million.

Sales and marketing expenses as a percentage of total revenue increased to 9% of total revenue for the three months ended September 30, 2025 from 8% in the comparable period in 2024.

General and Administrative Expenses

	Three Months Ended September 30,
	2025		2024		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
General and administrative expenses	$13,532	19%	$17,746	15%	$(4,214)	(24)%

General and administrative expenses decreased by $4.2 million, or 24%, to $13.5 million for the three months ended September 30, 2025 from $17.7 million in the comparable period in 2024. The $4.2 million decrease was the result of decreases in compensation and related costs of $4.0 million, partially driven by a headcount reduction and a decrease in other expenditures of $0.2 million.

General and administrative expenses as a percentage of total revenue increased to 19% for the three months ended September 30, 2025 from 15% in the comparable period in 2024.

Restructuring and demobilization costs

In February 2025, we announced and began implementing a restructuring plan to realign our operational focus to improve costs and align capital expenditure to anticipated long term demand. The plan included reducing our headcount and ceasing construction of our previously planned Statesboro Plant. Restructuring and demobilization costs include severance and other personnel costs of $1.3 million and facility closures and other costs associated with demobilization of $0.3 million for the three months ended September 30, 2025. We did not incur restructuring, facility closure or demobilization costs for the three months ended September 30, 2024.

Other Income (Expense), net

	Three Months Ended September 30,
	2025		2024		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Other income (expense):
Interest expense, related party	$—	—	$(1,469)	(1)%	$1,469	(100)%
Interest income (expense), net	(2,973)	(4)%	(1,147)	(1)%	(1,826)	159%
Loss on extinguishment of debt	—	—	(27,487)	(23)%	27,487	(100)%
Other income	581	1%	—	—	581	NM
Total other expense, net	$(2,392)	(3)%	$(30,103)	(26)%	$27,711	(92)%

The $1.5 million decrease in interest expense, related party for the three months ended September 30, 2025 is the result of the repurchase of the 2022 Convertible Note in August 2024.

The $1.8 million increase in interest expense, net for the three months ended September 30, 2025 is the result of a $2.2 million increase in interest expense from the MidCap Loan Facility and sale and leaseback transactions, offset by an increase in interest income of $0.4 million.

The $27.5 million loss on extinguishment of debt for the three months ended September 30, 2024 is the result of the repayment of the 2022 Convertible Note in August 2024.

Income Tax Expense

	Three Months Ended September 30,
	2025		2024		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Income tax expense	$594	1%	$267	0%	$327	122%

The $0.6 million of income tax expense for the three months ended September 30, 2025 is related to our maquiladora operations in Mexico, in addition to a provision for state income taxes of less than $(0.1) million. We incurred $0.3 million of income tax expense related to our maquiladora operations in Mexico for the comparable period in 2024.

Results of Operations

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

The following tables set forth a comparison of the components of our results of operations for the periods presented:

Revenue

	Nine Months Ended September 30,
	2025		2024		Change
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	($ in thousands)
Revenue:
Energy industrial	$76,920	33%	$92,781	28%	$(15,861)	(17)%
Thermal barrier	152,844	67%	236,830	72%	(83,986)	(35)%
Total revenue	$229,764	100%	$329,611	100%	$(99,847)	(30)%

Total revenue decreased $99.8 million, or 30%, to $229.8 million for the nine months ended September 30, 2025 from $329.6 million in the comparable period in 2024. The decrease in total revenue was the result of decreases in thermal barrier revenue and energy industrial revenue.

Energy industrial revenue decreased by $15.9 million, or 17%, to $76.9 million for the nine months ended September 30, 2025 from $92.8 million in the comparable period in 2024. This decrease was driven by a decrease in revenue from the global petrochemical and refinery markets of North America, Europe, and Latin America, and in project-based demand in the subsea market, offset in part by an increase in revenue from the global petrochemical and refinery market of Asia.

Energy industrial revenue for the nine months ended September 30, 2025 included $16.9 million from a North American distributor, in comparison to $19.1 million for the comparable period of 2024.

The average selling price per square foot of our energy industrial products increased by less than 1% for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase in average selling price reflected the impact of price increases enacted in 2025 and a change in the mix of products sold. This increase in average selling price had the effect of increasing product revenue by $0.5 million for the nine months ended September 30, 2025 from the comparable period in 2024.

In volume terms, energy industrial product shipments decreased by 18% as measured by square feet of our energy industrial products shipped for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The decrease in volume had the effect of decreasing product revenue by $16.4 million for the nine months ended September 30, 2025 from the comparable period in 2024.

Thermal barrier revenue decreased by $84.0 million, or 35%, to $152.8 million for the nine months ended September 30, 2025 from $236.8 million in the comparable period in 2024. During the nine months ended September 30, 2025 and 2024, thermal barrier revenue included $147.9 million and $223.8 million, respectively, to a major U.S. automotive OEM. The decrease in thermal barrier revenue was driven by a reduction in the volume of parts ordered by our OEM customer and a lower contractual component price during the period compared to the same period in the prior year.

Cost of Revenue

	Nine Months Ended September 30,
	2025		2024		Change
		Percentage of Related		Percentage of Related
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	($ in thousands)
Cost of revenue:
Energy industrial	$48,049	62%	$55,031	59%	$(6,982)	(13)%
Thermal barrier	112,788	74%	138,816	59%	(26,028)	(19)%
Total cost of revenue	$160,837	70%	$193,847	59%	$(33,010)	(17)%

Total cost of revenue decreased $33.0 million, or 17%, to $160.8 million for the nine months ended September 30, 2025 from $193.8 in the comparable period in 2024. The decrease in total cost of revenue was the result of a decrease in thermal barrier cost of revenue and energy industrial cost of revenue.

Energy industrial cost of revenue decreased $7.0 million, or 13%, to $48.0 million for the nine months ended September 30, 2025 from $55.0 million in the comparable period in 2024, primarily due to a decrease in the volume of products shipped. The $7.0 million decrease was the result of a $7.9 million decrease in manufacturing and other operating costs due to lower volume of energy industrial products manufactured at our plant, offset in part by a $0.9 million increase in material costs.

Thermal barrier cost of revenue decreased $26.0 million, or 19%, to $112.8 million for the nine months ended September 30, 2025 from $138.8 million in the comparable period in 2024. The $26.0 million decrease was the result of a $23.2 million decrease in material costs, a $2.4 million decrease in manufacturing costs and a $0.4 million charge for an engineering change during the nine months ended September 30, 2024, which did not repeat. Material costs decreased primarily due to lower volume and operational efficiencies generating lower scrap. Manufacturing costs decreased due to lower volumes in the comparable period in 2024 and from headcount reduction and other cost cutting efforts in 2025.

Gross Profit

	Nine Months Ended September 30,
	2025		2024		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Gross profit:
Energy industrial	$28,871	38%	$37,750	41%	$(8,879)	(24)%
Thermal barrier	40,056	26%	98,014	41%	(57,958)	59%
Total gross profit	$68,927	30%	$135,764	41%	$(66,837)	(49)%

Gross profit decreased by $66.9 million, or 49%, to $68.9 million for the nine months ended September 30, 2025 from $135.8 million in the comparable period in 2024. The decrease in gross profit was the result of the $99.8 million decrease in total revenue, partially offset by the $33.0 million decrease in total cost of revenue.

Research and Development Expenses

	Nine Months Ended September 30,
	2025		2024		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Research and development expenses	$10,621	5%	$13,645	4%	$(3,024)	(22)%

Research and development expenses decreased by $3.0 million, or 22%, to $10.6 million for the nine months ended September 30, 2025 from $13.6 million in the comparable period in 2024. The $3.0 million decrease reflects decreases in compensation and related costs of $3.1 million, driven by a headcount reduction, partially offset by an increase in other expenditures of $0.1 million.

Research and development expenses as a percentage of total revenue increased to 5% of total revenue for the three months ended September 30, 2025 from 4% in the comparable period in 2024.

Sales and Marketing Expenses

	Nine Months Ended September 30,
	2025		2024		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Sales and marketing expenses	$21,885	10%	$27,130	8%	$(5,245)	(19)%

Sales and marketing expenses decreased by $5.2 million, or 19%, to $21.9 million for the nine months ended September 30, 2025 from $27.1 million in the comparable period in 2024. The $5.2 million decrease reflects decreases in compensation and related costs of $3.3 million, partially driven by a headcount reduction, marketing expenses of $0.6 million, operating supplies and equipment of $0.6 million, employee related expenses of $0.5 million and other expenditures of $0.2 million.

Sales and marketing expenses as a percentage of total revenue increased to 10% of total revenue for the nine months ended September 30, 2025 from 8% in the comparable period in 2024.

General and Administrative Expenses

	Nine Months Ended September 30,
	2025		2024		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
General and administrative expenses	$40,402	18%	$52,465	16%	$(12,063)	(23)%

General and administrative expenses decreased by $12.1 million, or 23%, to $40.4 million for the nine months ended September 30, 2025 from $52.5 million in the comparable period in 2024. The $12.1 million decrease was the result of decreases in compensation and related costs of $10.3 million, partially driven by a headcount reduction, foreign currency transaction losses of $2.0 million, employee related expenses of $0.9 million and professional fees of $0.8 million, partially offset by an increase in utilities expenses of $1.7 million and other expenditures of $0.2 million. Compensation and related costs for the nine months ended September 30, 2024 included a charge of $2.0 million from the cancellation of the unearned performance-based restricted shares.

General and administrative expenses as a percentage of total revenue increased to 18% for the nine months ended September 30, 2025 from 16% in the comparable period in 2024.

Restructuring and demobilization costs

In February 2025, we announced and began implementing a restructuring plan to realign our operational focus to improve costs and align capital expenditure to anticipated long term demand. The plan included reducing our headcount and ceasing construction of our previously planned Statesboro Plant. In connection with the demobilization, we are no longer pursuing our application for a loan from the Department of Energy's Loan Programs Office and have withdrawn from the loan application process. Restructuring and demobilization costs for the nine months ended September 30, 2025 include severance and other personnel costs of $7.3 million, facility closures and other costs associated with demobilization of $2.9 million and a write off of deferred financing costs of $6.2 million incurred in connection with pursuing financing for the construction of the plant. We did not incur restructuring and demobilization costs for the nine months ended September 30, 2024.

Impairment of property, plant and equipment

Impairment of property, plant and equipment costs increased $284.9 million, to $287.6 million, for the nine months ended September 30, 2025 from $2.7 million in the comparable period in 2024. The increase was due to impairment of $286.6 million on our previously planned Statesboro Plant and impairment of $1.0 million incurred on research and development equipment. Impairment of $2.7 million for the nine months ended September 30, 2024 was the result of a charge for impairment of equipment under development due to obsolescence following development of new and more efficient equipment.

Other Income (Expense), net

	Nine Months Ended September 30,
	2025		2024		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Other income (expense):
Interest expense, related party	$—	0%	$(7,550)	(2)%	$7,550	(100)%
Interest expense, net	(8,015)	(3)%	(883)	(0)%	(7,132)	808%
Loss on extinguishment of debt	—	—	(27,487)	(8)%	27,487	(100)%
Other income	1,711	1%	—	—	1,711	NM
Total other expense, net	$(6,304)	(3)%	$(35,920)	(11)%	$29,616	(82)%

The $7.6 million decrease in interest expense, related party for the nine months ended September 30, 2025 is the result of the repurchase of the convertible note in August 2024.

The $7.1 million increase in interest expense, net for the nine months ended September 30, 2025 is the result of a $11.3 million increase in interest expense from the MidCap Loan Facility and sale and leaseback transactions, offset by $1.8 million of deferred financing costs written off related to the loan agreement with GM during the three months ended March 31, 2024 which did not repeat during the comparable period and an increase in interest income of $2.4 million.

The $27.5 million loss on extinguishment of debt for the nine months ended September 30, 2025 is the result of the repayment of the 2022 Convertible Note in August 2024.

The $1.7 million increase in other income for the three months ended September 30, 2025 is primarily due to a $1.1 million legal settlement payment to us.

Income Tax Expense

	Nine Months Ended September 30,
	2025		2024		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Income tax expense	$2,491	1%	$1,889	1%	$602	32%

The $2.5 million of income tax expense for the nine months ended September 30, 2025 is related to our maquiladora operations in Mexico and a provision for state income taxes of $0.3 million. We incurred $1.9 million of income tax expense related to our maquiladora operations in Mexico for the comparable period in 2024.

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

On August 19, 2024, we entered into the Credit Agreement with the Agent and the Lenders. The MidCap Loan Facility under the Credit Agreement is comprised of (i) the Term Loan Facility in an aggregate principal amount of $125.0 million and (ii) the Revolving Facility in an aggregate principal amount not to exceed the lesser of $100.0 million and the value of the Borrowing Base. At closing of the Credit Agreement, the Company drew $125.0 million from the Term Loan Facility and $43.0 million from the Revolving Facility. The proceeds of the borrowings at closing, net of fees and costs, were used for repurchasing the 2022 Convertible Notes for $150.0 million and for general corporate purposes. On May 6, 2025, the Credit Agreement was amended to add Aspen Georgia as a Borrower and to amend the MidCap Loan Facility. At September 30, 2025, we are in compliance with the financial covenants set forth in the Amended MidCap Loan Facility. However, given the decline in our revenues in 2025 as compared to the prior year, there can be no assurance that we will comply with one or more of these financial covenants as of the end of the fourth quarter of 2025.

In January 2024 and September 2024, we entered into sale and leaseback arrangements, pursuant to which we sold certain equipment to an equipment leasing company for one-time cash payments of $5.0 million and $10.0 million, respectively, and leased back such equipment from the leasing company. The associated monthly lease rents will be paid over the lease term of three years.

We believe that our September 30, 2025 cash and cash equivalents balance of $150.7 million will be sufficient to support current operating requirements and capital expenditures required to support our existing business in the energy industrial and EV markets for at least the next twelve months from the date of this Quarterly Report on Form 10-Q. However, we expect that we will need to supplement our cash balance with anticipated cash flow from operations, as well as potential equity financings, debt financings, equipment leasing, sale-leaseback transactions, customer prepayments, or government grant and loan programs to provide the additional capital necessary to support the Company’s long-term growth strategy.

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

Primary Sources of Liquidity

Our principal sources of liquidity are currently our cash and cash equivalents, availability under the Revolving Facility, and cash generated by ongoing operations. Cash and cash equivalents consist primarily of cash, money market accounts, and sweep accounts on deposit with banks. As of September 30, 2025, we had $150.7 million of unrestricted cash and cash equivalents.

Analysis of Cash Flow

	Nine Months Ended
	September 30,
	2025	2024
	(In thousands)
Net cash provided by (used in):
Operating activities	$16,737	$9,865
Investing activities	(34,985)	(71,511)
Financing activities	(50,596)	35,558
Net decrease in cash	(68,844)	(26,088)
Cash, cash equivalents and restricted cash at beginning of period	221,276	139,971
Cash, cash equivalents and restricted cash at end of period	$152,432	$113,883

Net Cash Provided by (Used in) Operating Activities

During the nine months ended September 30, 2025, we generated $16.7 million in net cash in operating activities, as compared to the generation of $9.9 million in net cash during the comparable period in 2024, an increase in cash provided by operations of $6.8 million. This increase in cash provided by operations was the result of an increase in net cash generated by changes in operating assets and liabilities of $81.8 million, offset by a decrease in net loss adjusted for non-cash items of $74.9 million.

Net Cash Used in Investing Activities

Net cash used in investing activities is for capital expenditures for machinery and equipment principally to improve the throughput, efficiency and capacity of our East Providence facility, our automated fabrication facility in Mexico and construction costs for the previously planned Statesboro Plant. Net cash used in investing activities for the nine months ended September 30, 2025 and 2024 was $35.0 million and $71.5 million, respectively.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2025 totaled $50.6 million and consisted of $28.0 million in cash used for the repayment of the Revolving Facility, $19.5 for the repayment of the Term Loan Facility, $3.7 in repayments of the finance obligation under the sale and leaseback transaction, $0.7 million for payments made for employee tax withholdings associated with the vesting of RSUs, $1.4 million in proceeds from employee stock option exercises, and less than $0.1 million in cash used for fees and issuance costs.

Net cash provided by financing activities for the nine months ended September 30, 2024 totaled $35.6 million and consisted of $15.0 million in proceeds from a sales leaseback, $10.4 million in proceeds from employee stock option exercises, $119.7 in proceeds from the term loan, net of issues costs, and $42.7 in proceeds from the Revolving Facility, net of issuance costs, offset by $150.0 million in cash used for the repayment of the 2022 Convertible Note, $1.3 million in cash used for payments made for employee tax withholdings associated with the vesting of RSUs, $0.8 million in repayments of a sales leaseback, and less than $0.1 million in cash used for fees and issuance costs.

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

Certain Factors That May Affect Future Results of Operations

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors, which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about: our expectations about the market for our aerogel products, in particular in the EV market, the energy infrastructure market, and other markets we target; our beliefs in the appropriateness of our assumptions, the accuracy of our estimates regarding expenses, loss contingencies, future revenues, revenue capacity, future profits, uses of cash, available credit, capital requirements, and the need for additional financing to operate our business and fund capital expenditures; the impact of new legislation on our financial statements; the performance of our aerogel products; our expectation that we will be successful in obtaining, enforcing and defending our patents against competitors and that such patents are valid and enforceable; our expectations regarding decommissioning of and our plans for divesting the assets of the

Statesboro Plant; our estimates of annual production capacity; beliefs about the commercial potential for our technology in the EV market; beliefs about our ability to produce and deliver products to EV customers; beliefs about our contracts with the major automotive manufacturers; our expectations about the size and timing of awarded business in the EV market, future revenues and profit margins, arising from our supply relationship and contract with automotive OEMs and our ability to win more business and increase revenue in the EV market; beliefs about the performance of our thermal barrier products in the battery systems of EVs; the current or future trends in the energy, energy infrastructure, chemical and refinery, LNG, sustainable building materials, EV thermal barrier, EV battery materials or other markets and the impact of these trends on our business; our investments in the EV market; our beliefs about the financial metrics that are indicative of our core performance; our expectations about future revenues, expenses, gross profit, net income (loss), income (loss) per share and Adjusted EBITDA, sources and uses of cash, capital requirements and the sufficiency of our existing cash balance and available credit; our beliefs about the outcome, effects or estimated costs of current or potential litigation or their respective timing, including expected legal expense in connection with our patent enforcement actions; our expectations about future material costs and manufacturing expenses as a percentage of revenue; our expectation about the ability of the Chinese external manufacturing facilities that we engage to consistently supply the aerogel product that we order in a timely manner; our expectation to meet long-term aerogel demand by utilizing both our East Providence facility and our flexible supply strategy, including, but not limited to, using external manufacturing capabilities; the effects of current and potential future tariffs on our business, our customers and our results of operations; our expectations of future gross profit and the effect of manufacturing expenses, manufacturing capacity and productivity on gross profit; our expectations about our resources and other investments in new technology and related research and development activities and associated expenses; our expectations about short and long term (a) research and development (b) general and administrative and (c) sales and marketing expenses; our expectations regarding changes in revenue , gross profit, and cash flows; our intentions about managing capital expenditures and working capital balances; our expectations and beliefs regarding the flexibility and efficiency of the MidCap facility; and our expectations about potential sources of future financing.

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

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business. As of September 30, 2025, we had unrestricted cash and cash equivalents of $150.7 million. These amounts were held for working capital and capital expansion purposes and were invested primarily in deposit accounts, money market accounts, and high-quality debt securities issued by the U.S. government via cash sweep accounts at major financial institutions in North America. Due to the short-term nature of these investments, we believe that our exposure to changes in the fair value of our cash as a result of changes in interest rates is not material.

As of September 30, 2025, the Term Loan Facility had a principal balance of $99.0 million. Under the terms of the Credit Agreement, as amended by Amendment No. 1, the Term Loan Facility bears an interest rate equal to Term SOFR for a one-month interest period plus 5.00% per year, subject to a Term SOFR floor of 4.50% and a Term SOFR cap of 7.50%. Interest is paid monthly. As of September 30, 2025, the Revolving Facility had a principal balance of $15.0 million. Our Revolving Facility bears interest at the Term SOFR plus 5.10% per annum. Under the terms of the Credit Agreement, as amended by Amendment No. 1, the Revolving Facility is subject to a Term SOFR floor of 2.50%. Interest is paid monthly. Therefore, fluctuations in interest rates will impact our consolidated financial statements. A rising interest rate environment will increase the amount of interest paid on these loans. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on the results of our operations.

As of September 30, 2025, we had $1.7 million of restricted cash to support our outstanding letters of credit to secure obligations under certain commercial contracts and other obligations.

Inflation Risk

Although we expect that our operating results will be influenced by general economic conditions, we do not believe that inflation has had a material effect on our results of operations during the periods presented in this report. However, our business may be affected by inflation in the future.

Foreign Currency Exchange Risk

We are subject to inherent risks attributed to operating in a global economy. A majority of our revenue, receivables, purchases and debts are denominated in U.S. dollars. Certain transactions of the Company and its subsidiaries are denominated in currencies other than the functional currency. During the three months ended September 30, 2025 and 2024, our largest exposures to foreign exchange rates consisted primarily of the Mexican Peso against the U.S. dollar. Foreign currency transaction losses were $0.2 million and $2.3 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. The foreign currency transactions were recorded within operating expenses on the consolidated statements of operations.

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

As of September 30, 2025, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls.

During the three months ended September 30, 2025, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

The ownership of our common stock involves a number of risks and uncertainties. When evaluating the Company and our business before making an investment decision regarding our securities, potential investors should carefully consider the risk factors and uncertainties described in Part 1, Item 1A. “Risk Factors” of our Annual Report. Since the filing of our Annual Report, there have been no material changes in our risk factors other than those disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and as described below. We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC.

The terms of the Credit Agreement with MidCap require us to meet certain operating and financial covenants and/or place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

On August 19, 2024, we and Aspen Aerogels Rhode Island, LLC, a Rhode Island limited liability company (Aspen RI and, together with the Company, each, a Borrower and collectively, the Borrowers) entered into a Credit, Security and Guaranty Agreement (the Credit Agreement and the facilities provided thereunder, collectively, the MidCap Loan Facility), by and among the Borrowers, MidCap Funding IV Trust, as agent (the Agent), MidCap Financial Trust, as term loan servicer, the financial institutions or other entities from time to time party thereto as lenders (the Lenders), and the other parties party thereto as additional guarantors and/or borrowers from time to time. On May 6, 2025, the Borrowers and Aspen Aerogels Georgia, LLC, a Georgia limited liability company (Aspen Georgia) entered into that certain Amendment No. 1 and Joinder to Credit, Security and Guaranty Agreement (“Amendment No. 1”), by and among the Borrowers, Aspen Georgia, the Agent and the Lenders party thereto, amending the MidCap Loan Facility (the MidCap Loan Facility, as amended by Amendment No. 1, the Amended MidCap Loan Facility). The proceeds of the Amended MidCap Loan Facility were used to repurchase our outstanding convertible note that was issued to Koch, the payment of related fees and expenses and for working capital. Loans borrowed under the Amended MidCap Loan Facility mature on August 19, 2029.

The Amended MidCap Loan Facility is guaranteed by Aspen Mexico Holdings and Aspen Georgia (together with the Borrowers and any future subsidiaries that are required to become guarantors or borrowers pursuant to the terms of the Credit Agreement, collectively, the “Loan Parties”) and is secured by a lien on substantially all existing and after-acquired assets of the Loan Parties, including the equity interest in Aspen RI, Aspen Mexico Holdings and Aspen Georgia owned by us, in each case, subject to customary exceptions.

Pursuant to Amendment No. 1, the financial covenants under the MidCap Loan Facility were amended such that (a) the minimum Liquidity (as defined in the Amended MidCap Loan Facility) which must be maintained at all times has changed from $75 million to an amount equal to the greater of (i) $50 million and (ii) 85% of the then aggregate outstanding principal amount of the Term Loan Facility and (b) the minimum EBITDA level to be tested quarterly has changed to reflect a new range from $15 million to $50 million, with the next test set at $15 million with respect to the fiscal quarter ended June 30, 2025 and a $50 million level applicable commencing with the fiscal quarter ended December 31, 2027 and thereafter. The Liquidity amount trigger of a cash dominion event was also reduced from $100 million to an amount equal to the greater of (i) $50 million and (ii) 85% of the then aggregate outstanding principal amount of the Term Loan Facility. In addition, the Amended MidCap Loan Facility, includes representations and warranties, affirmative covenants (including reporting obligations), negative covenants and events of default that are usual and customary for facilities of this type, in each case, subject to certain permitted exceptions as set forth therein.

We are currently in compliance with the financial covenants set forth in the Amended MidCap Loan Facility and as described above. However, given the decline in our revenues in 2025 as compared to the prior year, there can be no assurance that we will comply with one or more of these financial covenants as of the end of the fourth quarter of 2025. If we default under the terms of the Amended MidCap Loan Facility beyond the applicable grace period, if any, the Lenders may declare all amounts outstanding under the Amended MidCap Loan Facility to be immediately due and payable and terminate all unused commitments to extend further credit under the Amended MidCap Loan Facility. If we are unable to repay the amounts due under the Amended MidCap Loan Facility upon such Lenders’ declaration, the Lenders could proceed against the collateral granted to it to secure the obligations under the Amended MidCap Loan Facility (including, but not limited to taking control of our pledged assets and foreclosing on other collateral). In the event of a default under the terms of the Amended MidCap Loan Facility, the Lenders could also require us to renegotiate the Amended MidCap Loan Facility on terms less favorable to us. Either the enforcement by the Lenders upon its declaration to accelerate the obligations under the Amended MidCap Loan Facility or the renegotiation of the Amended MidCap Loan Facility’s terms, each as mentioned above, could adversely affect our operations. Further, if we are liquidated, the Lenders’ right to repayment, as well as the right to repayment of other lenders under any additional debt financing, would be senior to the rights of the holders of our common stock. The Lenders’ interests as lenders may not always be aligned with our interests. If our interests come into conflict with those of the Lenders, including in the event of a default or an Event of Default (as defined in the Amended MidCap Loan Facility) under the Amended MidCap Loan Facility, the Lenders may choose to act in its self-interest, which could adversely affect the success of our current and future collaborative efforts with the Lenders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

None.

(b) Use of Proceeds from Initial Public Offering of Common Stock.

Not applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

We did not repurchase any of our equity securities during the quarter ended September 30, 2025.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) Appointment of Chief Operating Officer

On November 4, 2025, the Company promoted Gregg Landes to Chief Operating Officer of the Company. Mr. Landes has been with us since September 2016 and, prior to his promotion to Chief Operating Officer, he had served as Senior Vice President, Operations and Strategic Development since October 2019. Mr. Landes had previously served in a variety of positions with us, including as our Vice President, Strategic Development and Operational Excellence from May 2018 to October 2019, Vice President, Innovation and Strategic Development from February 2018 to May 2018, Vice President, Operational Excellence from March 2017 to January 2018, and Vice President, Finance and Corporate Development from September 2016 to March 2017. Prior to joining us, Mr. Landes was a principal at the consulting firm, Tetra Tech, Inc., where he focused on Liquified Natural Gas and Environmental Bankruptcy trusts from July 2013 to August 2016. Prior to Tetra Tech, Mr. Landes was employed by Hess Corporation, a large integrated oil and gas company, where he served as Vice President, Business Development for Hess LNG from June 2007 to July 2013. Prior to Hess Corporation, Mr. Landes worked in a broad range of senior financial and business leadership roles for Cabot Corporation, a leading global specialty chemical company. Mr. Landes holds a BSBA in Finance from the University of Florida and an MBA from the F.W. Olin Graduate School of Business at Babson College.

There is no arrangement or understanding between Mr. Landes and any other person pursuant to which he was selected as Chief Operating Officer of the Company. There are no transactions in which the Company is a participant and in which Mr. Landes has a material interest that are required to be disclosed under Item 404(a) of Regulation S-K. Mr. Landes has no family relationship with any directors or executive officers of the Company.

(c) 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025, the following directors and executive officers adopted a “rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act) (the “Rule 10b5-1 Sales Plan”).

•
On August 11, 2025, Donald R. Young, President and Chief Executive Officer of the Company and a director of the Company, adopted a Rule 10b5-1 Sales Plan. The plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides for the sale of up to an aggregate of 100,000 shares of our common stock until December 31, 2025.
•
On August 12, 2025, Steven R. Mitchell, a director of the Company, adopted a Rule 10b5-1 Sales Plan. The plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides for the sale of up to an aggregate of 57,541 shares of our common stock until November 12, 2026.

Except as disclosed above, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K, during the fiscal quarter ended September 30, 2025.

Item 6. Exhibits.

(a) Exhibits

10.1+

Executive Employment Agreement, effective as of October 1, 2025, by and between the Company and Grant Thoele (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on September 11, 2025).

10.2+	Executive Employment Agreement, effective as of September 22, 2025, by and between the Company and Glenn Deegan.

10.3+	Confidential Separation and Release Agreement, dated October 1, 2025, by and between the Company and Stephanie Pittman.

31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+	Management Contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPEN AEROGELS, INC.

Date: November 6, 2025	By:	/s/ Donald R. Young
Donald R. Young
President and Chief Executive Officer (principal executive officer)

Date: November 6, 2025	By:	/s/ Grant Thoele
Grant Thoele
Chief Financial Officer and Treasurer (principal financial officer)