Form 10-K/A
period 2025-12-31
ASPEN AEROGELS INC
filed 2026-03-23
CIK 1145986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment no. 1)

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

EXPLANATORY NOTE

Aspen Aerogels, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Original Form 10-K”), which was initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 13, 2026. The purpose of this Amendment No. 1 is solely to correct a scrivener’s error in the attestation reports on the Company’s financial statements and internal control over financial reporting of KPMG LLP (the “Audit Report”). Specifically, in the Audit Report in the Original Form 10-K an inventories balance of $47.6 million as of December 31, 2025 was reported under the section “Critical Audit Matters – Net realizable value of certain inventories”, which was the inventories balance as of December 31, 2024, instead of an inventories balance of $38.2 million, as reflected in the Audit Report in this Amendment No. 1. No other changes were made to the Original Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated certifications from the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1 pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act and pursuant to Section 906 of the Sarbanes-Oxley Act.

Except as described above, this Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original Form 10-K and does not reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

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

Net realizable value of certain inventories

As discussed in Note 2 to the consolidated financial statements, inventories are stated at the lower of cost and net realizable value. As of December 31, 2025, the Company held inventories of $38.2 million. The excess, obsolete or damaged goods provision recorded for inventories is equal to the difference between the cost of inventory and the estimated net realizable value, which is based upon assumptions about future demand, selling prices, and market conditions.

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

			Form 10-Q (Exhibit 10.2)	11/2/23	001-36481

10.5+	Amended and Restated Executive Employment Agreement, dated November 4, 2025, by and between the Company and Gregg Landes.		Form 10-K (Exhibit 10.5)	3/13/26	001-36481

10.5.1+	Executive Employment Agreement, dated January 1, 2023, by and between the Company and Keith Schilling.		Form 10-K (Exhibit 10.18(7))	3/16/23	001-36481

10.5.2+	Amended and Restated Executive Employment Agreement, dated November 4, 2025, by and between the Company and Corby Whitaker.		Form 10-K (Exhibit 10.5.1)	3/13/26	001-36481

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.5.3+	Executive Employment Agreement, dated September 14, 2023, by and between the Company and Santhosh Daniel.		Form 10-Q (Exhibit 10.1)	11/2/23	001-36481

10.5.4+	Executive Employment Agreement, effective as of October 1, 2025, by and between the Company and Grant Thoele.		Form 8-K (Exhibit 10.1)	9/11/25	001-36481

10.5.5+	Executive Employment Agreement, effective as of September 22, 2025, by and between the Company and Glenn Deegan.		Form 10-Q (Exhibit 10.2)	11/6/25	001-36481

10.5.6+	Amended and Restated Executive Employment Agreement, dated as of August 30, 2024, by and between the Company and Donald R. Young.		Form 8-K (Exhibit 10.1)	9/3/24	001-36481

10.5.7+	Confidential Separation and Release Agreement, dated October 1, 2025, by and between the Company and Stephanie Pittman.		Form 10-Q (Exhibit 10.3)	11/6/25	001-36481

10.6+	Aspen Aerogels, Inc. Bonus Plan (Amended and Restated Effective as of January 1, 2024).		Form 10-Q (Exhibit 10.3)	11/2/23	001-36481

10.7+	Form of Participation Letter of Executive Officers under Aspen Aerogels, Inc. Bonus Plan.		Form 10-K (Exhibit 10.23)	3/2/17	001-36481

10.8+	Non-Employee Director Compensation Policy.		Form 10-Q (Exhibit 10.1)	8/8/24	001-36481

10.9*	Cross License Agreement, dated as of April 1, 2006, by and between Cabot Corporation and the Company, as amended.		Form S-1 (Exhibit 10.17)	4/28/14	333-195523

10.10+	Form of Indemnification Agreement with Directors and Certain Officers.		Amendment No. 1 to Form S-1 (Exhibit 10.18)	5/14/14	333-195523

10.11	Inducement Agreement, dated as of February 17, 2022, by and among Aspen Aerogels Georgia, LLC, the Development Authority of Bulloch County, the City of Statesboro, and Bulloch County, Georgia.		Form 10-Q (Exhibit 10.1)	5/10/22	001-36481

10.12	PILOT Agreement, dated as of February 17, 2022, by and among Aspen Aerogels Georgia, LLC and the Development Authority of Bulloch County.		Form 10-Q (Exhibit 10.3)	5/10/22	001-36481

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

			Form 8-K (Exhibit 10.1)	12/18/25	001-36481

14.1	Code of Business Conduct and Ethics.		Form 10-K (Exhibit 14.1)	2/27/25	001-36481

19.1	Insider Trading Policy of Aspen Aerogels, Inc.		Form 10-K (Exhibit 19.1)	2/27/25	001-36481

21.1	Subsidiaries of the Registrant.		Form 10-K (Exhibit 21.1)	3/13/26	001-36481

23.1	Consent of KPMG LLP.	X

31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.	X

32#	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.	X

97	Compensation Recoupment Policy (Amended and Restated Effective June 1, 2023).		Form 10-K (Exhibit 97)	3/7/24	001-36481

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

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

ASPEN AEROGELS, INC.

Date: March 23, 2026	By:	/s/ Donald R. Young
Donald R. Young
President and Chief Executive Officer
(principal executive officer)