Form 10-Q
period 2026-03-31
ASPEN AEROGELS INC
filed 2026-05-08
CIK 1145986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 5, 2026, the registrant had 82,877,453 shares of common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ASPEN AEROGELS, INC.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2026	2025
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$173,870	$156,857
Restricted cash	1,713	1,713
Accounts receivable, net of allowances of $4,105 and $4,172	36,438	35,270
Inventories	31,054	38,249
Prepaid expenses and other current assets	10,896	9,964
Total current assets	253,971	242,053
Property, plant and equipment, net	93,741	98,400
Assets held for sale	32,569	32,712
Operating lease right-of-use assets	17,039	18,014
Finance lease right-of-use assets	5,838	6,131
Other long-term assets	7,318	9,369
Total assets	$410,476	$406,679
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,611	$13,243
Accrued expenses	17,967	12,952
Deferred revenue	21,971	1,259
Finance obligation for sale and leaseback transactions	5,133	4,443
Operating lease liabilities	3,077	3,245
Finance lease liabilities	1,813	1,768
Long term debt - current portion	24,231	25,115
Total current liabilities	87,803	62,025
Revolving line of credit	7,061	14,346
Long term debt	61,244	65,455
Deferred revenue long-term	14,607	—
Finance obligation for sale and leaseback transactions long-term	3,220	4,953
Operating lease liabilities long-term	20,271	21,138
Finance lease liabilities long-term	2,773	3,244
Total liabilities	196,979	171,161
Commitments and contingencies (Note (8))
Stockholders’ equity:
Preferred stock, $0.00001 par value per share; 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.00001 par value per share; 250,000,000 shares authorized, 82,825,603 and 82,711,351 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	1,286,967	1,285,297
Accumulated deficit	(1,073,470)	(1,049,779)
Total stockholders’ equity	213,497	235,518
Total liabilities and stockholders’ equity	$410,476	$406,679

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
	(In thousands, except share and per share data)
Revenue	$37,884	$78,723
Cost of revenue	33,608	55,911
Gross profit	4,276	22,812
Operating expenses:
Research and development	2,724	4,333
Sales and marketing	6,668	8,384
General and administrative	15,291	13,034
Restructuring and demobilization costs	427	9,790
Impairment of property, plant and equipment	—	286,612
Total operating expenses	25,110	322,153
Loss from operations	(20,834)	(299,341)
Other income (expense)
Interest expense, net	(3,151)	(1,962)
Other income	41	1,130
Total other expense	(3,110)	(832)
Loss before income taxes	(23,944)	(300,173)
Income tax benefit (expense)	253	(1,076)
Net loss	$(23,691)	$(301,249)
Net loss per share:
Basic and diluted	$(0.29)	$(3.67)
Weighted-average common shares outstanding:
Basic and diluted	82,742,789	82,065,676

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Value	Shares	Value
Balance at December 31, 2025	—	$—	82,711,351	$—	$1,285,297	$(1,049,779)	$235,518
Net loss	—	—	—	—	—	(23,691)	(23,691)
Stock-based compensation expense	—	—	—	—	1,866	—	1,866
Vesting of restricted stock units	—	—	114,252	—	(196)	—	(196)
Balance at March 31, 2026	—	$—	82,825,603	$—	$1,286,967	$(1,073,470)	$213,497

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Value	Shares	Value
Balance at December 31, 2024	—	$—	82,040,468	$—	$1,274,932	$(660,227)	$614,705
Net loss	—	—	—	—	—	(301,249)	(301,249)
Stock-based compensation expense	—	—	—	—	1,952	—	1,952
Vesting of restricted stock units	—	—	133,890	—	(556)	—	(556)
Issuance costs from offering of common stock	—	—	—	—	(18)	—	(18)
Balance at March 31, 2025	—	$—	82,174,358	$—	$1,276,310	$(961,476)	$314,834

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
	(In thousands)
Cash flows from operating activities:
Net loss	$(23,691)	$(301,249)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	5,382	5,793
Amortization of debt issuance costs	1,720	730
Provision for bad debt	(3)	(108)
Stock-based compensation expense	1,866	1,952
Impairment of property, plant and equipment	—	286,634
Deferred taxes	(522)	—
Reduction in the carrying amount of operating lease right-of-use assets	1,074	652
Changes in operating assets and liabilities:
Accounts receivable	(1,165)	31,857
Inventories	7,195	(9,188)
Prepaid expenses and other assets	1,542	12,854
Accounts payable	1,447	(3,865)
Accrued expenses	5,015	(19,814)
Deferred revenue	35,319	446
Operating lease and other liabilities	(1,034)	(1,062)
Net cash provided by operating activities	34,145	5,632
Cash flows from investing activities:
Capital expenditures	(1,367)	(12,998)
Net cash used in investing activities	(1,367)	(12,998)
Cash flows from financing activities:
Repayment of lease and other finance obligations	(1,469)	(1,203)
Payments made for employee restricted stock tax withholdings	(196)	(556)
Repayment of revolving line of credit	(7,600)	(13,200)
Repayment of term loan	(6,500)	(6,500)
Fees and issuance costs from offering of common stock	—	(18)
Net cash used in financing activities	(15,765)	(21,477)
Net increase (decrease) in cash, cash equivalents and restricted cash	17,013	(28,843)
Cash, cash equivalents and restricted cash at beginning of period	158,570	221,276
Cash, cash equivalents and restricted cash at end of period	$175,583	$192,433
Supplemental disclosures of cash flow information:
Interest paid	$2,345	$3,385
Income taxes paid	$27	$2,916
Supplemental disclosures of non-cash activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—
Changes in accrued capital expenditures	$(1,079)	$(565)

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

The Company maintains its corporate offices in Northborough, Massachusetts. The Company has five wholly owned subsidiaries: Aspen Aerogels Rhode Island, LLC (Aspen RI), Aspen Aerogels Germany, GmbH, Aspen Aerogels Georgia, LLC (Aspen Georgia), Aspen Aerogels Mexico Holdings, LLC (Aspen Mexico), and OPE Manufacturer Mexico S de RL de CV (OPE), a maquiladora located in Mexico. OPE was established under an agreement between the Company and Prodensa Servicios de Consultora (Prodensa) during 2022 to assemble thermal barrier PyroThin products and operate an automated fabrication facility for PyroThin. Pursuant to the agreement, Prodensa owned OPE and charged a management fee, and the Company had an option to purchase OPE from Prodensa after a period of 18 months. The Company subsequently purchased OPE for a nominal value in accordance with the terms of the agreement. During the period between inception and the exercise of the option to purchase OPE, OPE operations were consolidated within the Company financial statements as OPE was a variable interest entity with the Company as the primary beneficiary. The purchase of OPE was accounted for as an equity transaction.

Liquidity

During the three months ended March 31, 2026, the Company incurred a net loss of $23.7 million, generated $34.1 million of cash from operations and used $1.4 million of cash for capital expenditures. The Company had unrestricted cash and cash equivalents of $173.9 million as of March 31, 2026.

On August 19, 2024, the Company and Aspen RI (each, a Borrower and collectively, the Borrowers) entered into a Credit, Security and Guaranty Agreement (the Credit Agreement and the facilities provided thereunder, collectively, the MidCap Loan Facility) with MidCap Funding IV Trust, as agent (the Agent), MidCap Financial Trust, as term loan servicer (the Term Loan Servicer), and the financial institutions or other entities from time to time party thereto as lenders (the Lenders), with respect to the MidCap Loan Facility, which is comprised of (i) the Term Loan Facility in an aggregate principal amount of $125.0 million (the Term Loan Facility) and (ii) the Revolving Facility in an aggregate principal amount not to exceed the lesser of $100.0 million and the value of the borrowing base (defined as the sum of (x) 85% of certain eligible accounts of the Borrowers and (y) the lesser of 85% of the NOLV (as defined in the Credit Agreement) or 85% of the cost of certain eligible inventory of the Borrowers (the Borrowing Base) (the Revolving Facility). At closing of the transactions contemplated by the Credit Agreement, the Company drew $125.0 million from the Term Loan Facility and $43.0 million from the Revolving Facility. The proceeds of the borrowings at closing, net of fees and costs, were used to repurchase our outstanding convertible note issued to Wood River Capital, LLC, an entity affiliated with Koch Strategic Platforms, LLC, for $150.0 million and for general corporate purposes. The amount available to the Company at March 31, 2026 under the Revolving Facility was $10.5 million.

On May 6, 2025, the Credit Agreement was amended to add Aspen Georgia as a Borrower and to amend the minimum Liquidity, the minimum EBITDA and the Liquidity amount trigger for a Cash Dominion Event (each as defined in the Amended MidCap Loan Facility (as defined in Note (7)).

On December 16, 2025, the Credit Agreement was further amended to change the applicable minimum Liquidity threshold and to entirely remove the minimum EBITDA financial maintenance covenant. As of March 31, 2026, the Company is in compliance with the financial covenants set forth in the Amended MidCap Loan Facility. See Note (7) for further details.

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

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission on March 13, 2026, as amended on March 23, 2026 (the Annual Report).

In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments that are of a normal recurring nature and necessary for the fair statement of the Company’s financial position as of March 31, 2026 and the results of its operations and stockholders’ equity for the three months ended March 31, 2026 and 2025 and the cash flows for the three-month periods then ended. The Company has evaluated subsequent events through the date of this filing.

The Company’s results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or any other period.

(2) Significant Accounting Policies

Please refer to “Note 2. Summary of Basis of Presentation and Significant Accounting Policies,” to the Company's consolidated financial statements from the Annual Report for the discussion of the Company's significant accounting policies.

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

Restricted Cash

As of March 31, 2026, the Company had $1.7 million of restricted cash to support its outstanding letters of credit.

Concentration of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of accounts receivable. The Company’s customers are primarily insulation distributors, insulation contractors, insulation fabricators and select energy and automotive end-users located throughout the world. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral to secure accounts receivable. The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of accounts receivable. The Company reviews the allowance for doubtful accounts quarterly. During the three months ended March 31, 2026 and 2025, the Company recorded an increase in the allowance for estimated customer uncollectible accounts receivable of less than $0.1 million and $0.1 million, respectively.

For the three months ended March 31, 2026 and 2025, two customers represented 42% and 74% of total revenue, respectively.

At March 31, 2026, the Company had one customer that accounted for 12% of accounts receivable. At December 31, 2025, the Company had two customers which accounted for 41% and 13% of accounts receivable, respectively.

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

Standards Implemented Since December 31, 2025

The Company has not implemented any accounting standards that had a material impact on its consolidated financial statements during the three months ended March 31, 2026.

Standards to be Implemented

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (ASU 2024-03). ASU 2024-03 requires a public business entity to provide disaggregated disclosures of certain categories of expenses on an annual and interim basis including purchases of inventory, employee compensation, depreciation, and intangible asset amortization for each income statement line item that contains those expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating ASU 2024-03 to determine its impact on the Company’s disclosures.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. The Company did not have any contracts outstanding at December 31, 2025 and did not enter into any contracts during the three months ended March 31, 2026 that contained a significant financing component.

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

The Company estimates the amount of its sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related revenue is recognized. The Company currently estimates return liabilities using historical rates of return, current quarter credit sales, and specific items of exposure on a contract-by-contract basis. Sales return reserves were approximately $0.3 million as of each of March 31, 2026 and December 31, 2025.

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

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical region and source of revenue for the periods presented:

	Three Months Ended March 31,
	2026			2025
	U.S.	International	Total	U.S.	International	Total
	(In thousands)
Geographical region
Asia	$—	$5,466	$5,466	$—	$7,165	$7,165
Canada	—	—	—	—	811	811
Europe	—	9,027	9,027	—	4,755	4,755
Latin America	—	509	509	—	27,820	27,820
U.S.	22,882	—	22,882	38,172	—	38,172
Total revenue	$22,882	$15,002	$37,884	$38,172	$40,551	$78,723

Source of revenue
Energy industrial	$11,642	$9,946	$21,588	$17,316	$12,506	$29,822
Thermal barrier	11,240	5,056	16,296	20,856	28,045	48,901
Total revenue	$22,882	$15,002	$37,884	$38,172	$40,551	$78,723

Contract Balances

The following table presents changes in the Company’s contract liabilities during the three months ended March 31, 2026:

	Balance at December 31, 2025	Additions	Deductions	Balance at March 31, 2026
	(In thousands)
Contract liabilities
Deferred revenue
Energy industrial	$1,259	$1,561	$(325)	$2,495
Thermal barrier	—	19,476	—	19,476
Deferred revenue long-term
Thermal barrier	—	14,607	—	14,607
Total contract liabilities	$1,259	$35,644	$(325)	$36,578

During the three months ended March 31, 2026, the Company recognized $0.3 million of revenue that was included in deferred revenue as of December 31, 2025.

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

(4) Inventories

Inventories consist of the following:

	March 31,	December 31,
	2026	2025
	(In thousands)
Raw materials	$7,112	$8,179
Work in process	5,821	5,522
Finished goods	18,121	24,548
Total	$31,054	$38,249

(5) Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	March 31,	December 31,	Useful
	2026	2025	life
	(In thousands)
Construction in progress	$9,275	$9,258	—
Buildings	27,045	27,045	30 years
Machinery and equipment	225,025	224,619	3-10 years
Computer equipment and software	7,751	7,760	3 years
Leasehold improvements	25,557	25,561	Shorter of useful life or lease term
Total	294,653	294,243
Accumulated depreciation	(200,912)	(195,843)
Property, plant and equipment, net	$93,741	$98,400

Depreciation expense was $5.4 million and $5.8 million for the three months ended March 31, 2026 and 2025, respectively.

In February 2025, as part of a restructuring plan, the Company decided to cease construction at its previously planned aerogel manufacturing facility in Statesboro, Georgia (the Statesboro Plant) and demobilize the site. In connection with the same, the Company adjusted the construction in progress balance to its fair value and recorded impairment charges of $286.6 million during the three months ended March 31, 2025. The Company plans to divest the assets of the Statesboro Plant through broker-assisted sales. At June 30, 2025, certain of the assets of the Statesboro Plant met the criteria to be classified as held for sale and are separately classified on the balance sheet. At December 31, 2025, the remaining assets of the Statesboro Plant met the criteria to be classified as held for sale. At December 31, 2025, the carrying value of assets classified as held for sale was $32.7 million and a loss of $18.2 million was recorded to reflect the remeasured fair value and cost to sell, which was included in loss on disposal of property, plant and equipment in the consolidated statement of operations. The construction in progress balance at March 31, 2026 and December 31, 2025 does not include any balance for the Statesboro Plant.

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

During the fourth quarter of fiscal year 2025, a large Thermal Barrier customer notified the Company of its lower forecasted long-term demand requirements and requested the Company submit a claim for certain losses incurred. Further, EV adoption rates are expected to be lower following the termination in the United States of certain consumer tax incentives for EV purchases. These developments have caused the Company to reassess its capacity requirements. In connection with the same, the Company revised the useful lives of certain assets to align utilization with the revised expected demand and recognized accelerated depreciation of $22.2 million. Additionally, the Company recognized $3.6 million of impairment related to construction in progress assets that are no longer needed due to the lower forecasted demand. The Company submitted the claim with the Thermal Barrier customer in November 2025. During the three months ended March 31, 2026, the claim was settled for $37.6 million which is being deferred and recognized as revenue over approximately a two-year period starting from the settlement date. During the three months ended March 31, 2026, the Company recognized $3.5 million as revenue. The settlement amount was received in March 2026.

Fair value of long-lived assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals or other market indicators and management estimates. As such, the Company has determined that the fair value measurements of long-lived assets principally fall in Level 3 of the fair value hierarchy.

(6) Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2026	2025
	(In thousands)
Employee compensation	$6,225	$2,929
Other accrued expenses	11,742	10,023
Total	$17,967	$12,952

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

Loans borrowed under the Term Loan Facility bear an interest rate equal to Term SOFR (as defined in the Credit Agreement) for a one-month interest period plus 4.50% per year, subject to a Term SOFR floor of 4.50% and a Term SOFR cap of 7.50%. The Term Loan Facility is subject to amortization of principal, payable quarterly on the last day of each quarter, commencing September 30, 2024, in an amount as set forth in the Credit Agreement with the remaining aggregate principal amount payable on the maturity date. The Borrowers are required to pay the Lenders an exit fee of $2.5 million on the maturity date. Additionally, the Borrowers are required to pay an origination fee of $1.3 million annually on the anniversary of the closing date.

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

As a result of Amendment No. 1, the applicable margin under the MidCap Loan Facility was amended such that upon the effectiveness of Amendment No. 1, (a) (i) Loans borrowed under the Term Loan Facility will bear an interest rate equal to Term SOFR for one-month interest period plus 5.00% per year, subject to a Term SOFR floor of 4.50% and a Term SOFR cap of 7.50% and (ii) Loans borrowed under the Revolving Facility will bear an interest rate equal to Term SOFR for one-month interest period plus 5.10% per year, subject to a Term SOFR floor of 2.50%, in each case of (i) and (ii), until the first Pricing Date (as defined in the Amended MidCap Loan Facility as the date five business days after the delivery of a compliance certificate to the Agent for the most recently ended fiscal quarter) after March 31, 2026 and (b) on such first Pricing Date and as thereafter adjusted on each Pricing Date (i) Loans borrowed under the Term Loan Facility will bear interest equal to Term SOFR for one-month interest period plus a margin equal to (x) if the recently reported EBITDA (as defined in the Amended MidCap Loan Facility) is equal to or above $50 million, 4.50% or (y) if the recently reported EBITDA is below $50 million, 5.00%, in each case of (x) and (y), subject to a Term SOFR floor of 4.50% and a Term SOFR cap of 7.50%, and (ii) Loans borrowed under the Revolving Facility will bear an interest rate equal to Term SOFR for one-month interest period plus a margin equal to (x) if the recently reported EBITDA is equal to or above $50 million, 4.60% or (y) if the recently reported EBITDA is below $50 million, 5.10%, in each case of (x) and (y), subject to a Term SOFR floor of 2.50%. The schedule for amortization of principal of the Term Loan Facility (which remains payable on the last day of each fiscal quarter with remaining principal amount payable on the maturity date) was also updated with new amounts as set forth in the Amended MidCap Loan Facility.

Pursuant to Amendment No. 1, the financial covenants under the MidCap Loan Facility were amended such that (a) the minimum Liquidity which must be maintained at all times has changed from $75 million to an amount equal to the greater of (i) $50 million and (ii) 85% of the then aggregate outstanding principal amount of the Term Loan Facility and (b) the minimum EBITDA level to be tested quarterly was changed to reflect a new range from $15 million to $50 million, with the next test set at $15 million with respect to the fiscal quarter ended June 30, 2026 and a $50 million level applicable commencing with the fiscal quarter ended December 31, 2027 and thereafter. The Liquidity amount trigger of a cash dominion event was also reduced from $100 million to an amount equal to the greater of (i) $50 million and (ii) 85% of the then aggregate outstanding principal amount of the Term Loan Facility.

Second Amendment to MidCap Loan Facility

On December 16, 2025, the Company, Aspen RI, Aspen Mexico and Aspen Georgia (together with the Company, Aspen RI and Aspen Mexico, collectively, the Credit Parties) entered into that certain Amendment No. 2 to Credit, Security and Guaranty Agreement (Amendment No. 2), by and among the Credit Parties, the Agent, the Term Loan Servicer, and the Lenders party thereto, which amends the Credit Agreement and the facilities provided thereunder (the MidCap Loan Facility, as amended by Amendment No. 1 and Amendment No. 2, the Amended MidCap Loan Facility).

Pursuant to Amendment No. 2, the financial covenants under the MidCap Loan Facility have been amended such that (a) the applicable minimum liquidity threshold (both for (i) the minimum liquidity financial covenant, which must be maintained by the Company at all times and (ii) the “Cash Dominion Event” definition for purposes of triggering cash dominion) has changed from (i) an amount equal to the greater of (x) $50 million and (y) 85% of the then aggregate outstanding principal amount of the Term Loan Facility to (ii) an amount equal to the greater of (x) $50 million and (y) 100% of the then aggregate outstanding principal amount of the Term Loan Facility and (b) the minimum EBITDA financial maintenance covenant has been removed entirely.

In addition, the mandatory prepayment provisions were revised to make clear that any mandatory prepayment of the loans under the Amended MidCap Loan Facility made with proceeds of an asset sale will be used to reduce the Company’s required amortization payments in direct order of maturity, and the basket for making permitted acquisitions under the Amended MidCap Loan Facility was reduced.

The Term Loan Facility consists of the following:

	March 31,	December 31,
	2026	2025
	(In thousands)
Term loan	$86,000	$92,500
Exit fee	1,910	1,152
Term loan issuance costs	(2,435)	(3,082)
Total debt	$85,475	$90,570
Current portion	24,231	25,115
Long term portion	61,244	65,455

The Revolving Facility consists of the following:

	March 31,	December 31,
	2026	2025
	(In thousands)
Revolving line of credit	$7,400	$15,000
Exit fee	313	45
Revolving line of credit issuance costs	(652)	(699)
Total debt	$7,061	$14,346

During the three months ended March 31, 2026, the Company repaid $7.6 million of the revolving line of credit. The amount available to the Company at March 31, 2026 under the Revolving Facility was $7.1 million.

(8) Commitments and Contingencies

Cloud Computing Agreement

The Company is party to multiple cloud computing agreements that are service contracts for enterprise resource planning (ERP) software programs and payroll services. The amortization period of the cloud computing agreement for the previous ERP software program was adjusted during the year ended December 31, 2024, to align with implementation of the new ERP software and is now fully amortized. The amortization of the new ERP software began on January 1, 2026, and is being amortized over a period of five years.

The amortization associated with the payroll services agreement began during the year ended December 31, 2024 and is being amortized over a period of five years.

The capitalized implementation costs are classified on the consolidated balance sheets as follows:

	March 31,	December 31,
	2026	2025
	(In thousands)
Cloud computing costs included in other current assets	$1,424	$37
Cloud computing costs included in other assets	7,070	8,709
Amortization of cloud computing costs	(1,720)	(1,621)
Total capitalized cloud computing costs	$6,774	$7,125

Thermal Barrier Contracts

The Company is party to production contracts with General Motors LLC (GM) to supply fabricated, multi-part thermal barriers (Barriers) for use in the battery system of its current and next-generation EVs (Contracts). Pursuant to the Contracts, the Company is obligated to supply Barriers at fixed periodic prices and at volumes to be specified by the original equipment manufacturer (OEM) up to a daily maximum quantity through the respective terms of the agreements, which expire at various times from 2030 through 2034 and, in certain cases, may be extended by GM. While the OEM has agreed to purchase its requirement for Barriers from the Company for locations to be designated from time to time by the OEM, it has no obligation to purchase any minimum quantity of Barriers under the Contracts. In addition, the OEM may terminate the Contracts any time and for any or no reason. All other terms of the Contracts are generally consistent with the OEM’s standard purchase terms, including quality and warranty provisions that are customary in the automotive industry.

Letters of Credit

The Company has provided certain customers with letters of credit securing obligations under commercial contracts. As of March 31, 2026, the Company had $1.7 million of restricted cash to support its outstanding letters of credit. The Company had letters of credit outstanding of $1.7 million at December 31, 2025 and these letters of credit were secured by the Company’s restricted cash.

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

Purchase Commitments

As of March 31, 2026, the Company had purchase commitments of approximately $32.2 million, which included capital commitments of $0.9 million. Purchase commitments related to capital expenditures are anticipated to be spent over the next three years, while the Company's remaining purchase commitments are anticipated to be spent throughout 2026.

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

The Company recorded warranty expense of less than $0.1 million during the three months ended March 31, 2026 and $0.2 million during the three months ended March 31, 2025.

(9) Leases and Sale and Leaseback

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

Maturities of operating and finance lease liabilities as of March 31, 2026 are as follows:

Year	Operating Leases	Finance Leases
	(In thousands)
2026 (excluding the three months ended March 31, 2026)	4,355	1,633
2027	5,018	2,881
2028	4,929	370
2029	4,484	152
2030	4,428	105
Thereafter	11,093	-
Total lease payments	34,307	5,141
Less imputed interest	(10,959)	(555)
Total lease liabilities	$23,348	$4,586

The Company incurred operating lease costs of $1.6 million and $1.6 million during the three months ended March 31, 2026 and 2025, respectively. Cash payments related to operating lease liabilities were $1.5 million and $1.5 million during the three months ended March 31, 2026 and 2025, respectively.

The Company incurred finance lease costs of $0.3 million during the three months ended March 31, 2026. Cash payments related to finance lease liabilities were $0.5 million during the three months ended March 31, 2026. The Company incurred finance lease costs of $0.2 million during the three months ended March 31, 2025. Cash payments related to finance lease liabilities were $0.4 million during the three months ended March 31, 2025.

As of March 31, 2026, the weighted average remaining lease term for operating leases was 6.7 years and the weighted average discount rate for operating leases was 12.1%.

As of March 31, 2026, the weighted average remaining lease term for finance leases was 2.5 years and the weighted average discount rate for finance leases was 10.1%.

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

The outstanding finance obligation balance as of March 31, 2026 was $8.4 million. Maturities of finance obligations for sale and leaseback at March 31, 2026 are as follows:

Year	Finance Obligation
(In thousands)
2026 (excluding the three months ended March 31, 2026)	4,201
2027	5,279
Total lease payments	9,480
Less imputed interest	(1,127)
Total lease liabilities	$8,353

(10) Stock-Based Compensation

During the three months ended March 31, 2026, the Company granted 382,441 restricted stock units (RSUs) with an aggregate grant date fair value of $1.3 million, non-qualified stock options (NSOs) to purchase 517,961 shares of common stock with an aggregate grant date fair value of $1.3 million and 764,886 performance share units (PSUs) with an aggregate grant date fair value of $4.2 million to employees under its equity incentive plans. The RSUs and NSOs granted to employees will typically vest over a three-year period, subject to continued service. Vesting of any performance share units so earned generally is also contingent upon the grantee’s continued employment (or other service) with the Company through the third anniversary of the date of grant.

During the three months ended March 31, 2026, the Company also granted RSUs that vest over a period of three years which are settled in cash. The Company has accounted for the RSUs settled in cash as liability-classified awards and accordingly changes in the market value of the instruments will be recorded to costs of revenue or operating expense, as applicable, over the vesting period of the award. The fair value of a liability-classified award is determined on a quarterly basis beginning at the grant date until final vesting. These awards will be settled on the vesting dates and the maximum liability is capped at 200% of the fair value of the award at the grant date. During the three months ended March 31, 2026 and 2025, the Company incurred expenses of $0.4 million and $0.1 million, respectively, for the liability-classified awards. At March 31, 2026 and December 31, 2025, the fair value of these awards were $0.6 million and $0.5 million, respectively.

The Company’s stockholders approved the Aspen Aerogels Amended and Restated 2023 Equity Incentive Plan (the 2023 Plan) at the Company's 2025 Annual Meeting of Stockholders held on April 30, 2025 (the 2025 Annual Meeting). The 2023 Plan was previously approved by the Company’s Board of Directors (the Board). As amended and restated, the number of shares of the Company’s common stock reserved for issuance under the 2023 Plan has been increased by 3,850,000 shares to 16,971,994 shares and the term of the 2023 Plan has been extended until April 29, 2035. As of March 31, 2026, 5,725,889 shares of common stock were reserved for issuance upon the exercise or vesting of outstanding stock-based awards granted under the Company’s equity incentive plans. Any cancellations or forfeitures of awards outstanding under the 2023 Plan, the Company's 2014 Employee, Director and Consultant Equity Incentive Plan or the Company's 2001 Equity Incentive Plan, as amended, will result in the shares reserved for issuance pursuant to such awards becoming available for grant under the 2023 Plan. As of March 31, 2026, the Company has either reserved in connection with statutory tax withholdings or issued a total of 6,863,910 shares under the Company’s equity incentive plans. As of March 31, 2026, there were 4,382,195 shares of common stock available for future grant under the 2023 Plan.

At the 2025 Annual Meeting, the Company’s stockholders also approved the Aspen Aerogels Employee Stock Purchase Plan (the ESPP). The ESPP was previously approved by the Board. The objective of the ESPP is to offer eligible employees of the Company and its designated subsidiaries the ability to purchase shares of the Company’s common stock at a 15% discount from the fair market value of the stock as determined on specific dates at six-month intervals, subject to various limitations under the ESPP. 4,000,000 shares of the Company’s common stock are authorized for issuance under the ESPP. The offering periods for the ESPP generally start on the first trading day on or after June 1st and December 1st of each year. The first offering period for the ESPP commenced on the first trading day after June 1, 2025 and ended on November 30, 2025, and the second offering period commenced on the first trading day after December 1, 2025 and will end on May 31, 2026. During the three months ended March 31, 2026, less than $0.1 million of stock-based compensation was recognized for the ESPP.

Stock-based compensation is included in cost of revenue or operating expenses, as applicable, and consists of the following:

	Three Months Ended
	March 31,
	2026	2025
	(In thousands)
Cost of product revenue	$222	$(53)
Research and development expenses	115	208
Sales and marketing expenses	423	463
General and administrative expenses	1,554	1,455
Total stock-based compensation	$2,314	$2,073

The Company recognizes forfeitures on share-based payments as they occur. During the three months ended March 31, 2026 and 2025, total stock-based compensation includes less than $0.1 million and $0.9 million for forfeitures recorded, respectively.

(11) Net Loss Per Share

The computation of basic net loss per share consists of the following:

	Three Months Ended
	March 31,
	2026	2025
	(In thousands, except share and per share data)
Numerator:
Net loss	$(23,691)	$(301,249)
Denominator:
Weighted average shares outstanding, basic and diluted	82,742,789	82,065,676
Net loss per share, basic and diluted	$(0.29)	$(3.67)

Potentially dilutive common shares that were excluded from the computation of diluted net loss per share because they were anti-dilutive consist of the following:

	Three Months Ended
	March 31,
	2026	2025
Common stock options	3,991,897	4,712,773
Restricted common stock units	617,818	1,207,902
Restricted common stock awards	—	13,264
Total	4,609,715	5,933,939

The potential dilutive shares from common stock options, restricted common stock units and restricted common stock awards were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented. The Company excludes the shares issued in connection with restricted stock awards from the calculation of basic weighted average common shares outstanding until the restrictions lapse.

(12) Income Taxes

The Company incurred net operating loss for the three months ended March 31, 2026 and 2025. The Company incurred net operating losses and recorded a full valuation allowance against net deferred tax assets for all periods prior to 2024. Accordingly, the Company has not recorded a provision for federal income taxes for the three months ended March 31, 2026 and 2025.

During the three months ended March 31, 2026, the Company recorded a provision for state income taxes of less than $0.1 million, $0.3 million of benefit related to its Mexican maquiladora operations and a provision for income tax of less than $0.1 million related to the operations in Germany.

During the three months ended March 31, 2025, the Company recorded a provision for state income taxes of less than $0.1 million and $1.0 million of expense related to its Mexican maquiladora operations. The Company did not incur income tax expense related to the operations in Germany for the three months ended March 31, 2025.

(13) Segment Information

Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision maker in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Company’s chief operating decision maker reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire Company. The Company reports two segments: Thermal Barrier and Energy Industrial. The Company evaluates segment performance based on the segment loss before corporate expenses.

Summarized below are the Revenue, Cost of Goods Sold and Segment Operating Loss for each reporting segment:

	Revenue		Cost of Goods Sold
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
	(In thousands)
Energy industrial	$21,588	$29,822	$18,301	$18,132
Thermal barrier	16,296	48,901	15,307	37,779
Total	$37,884	$78,723	$33,608	$55,911

	Segment Operating Loss
	Three Months Ended
	March 31,
	2026	2025
	(In thousands)
Energy industrial	$3,287	$11,690
Thermal barrier	989	11,122
Total	$4,276	$22,812
Corporate expenses	24,683	25,751
Restructuring and demobilization costs	427	9,790
Impairment of property, plant and equipment	—	286,612
Operating loss	(20,834)	(299,341)
Other income (expense), net	(3,110)	(832)
Income tax benefit (expense)	253	(1,076)
Net loss	$(23,691)	$(301,249)

	Depreciation Expense
	Three Months Ended March 31,
	2026	2025
	(In thousands)
Energy industrial	$2,825	$2,867
Thermal barrier	2,557	2,926
Consolidated depreciation expense	$5,382	$5,793

	Total Assets
	March 31,	December 31,
	2026	2025
	(In thousands)
Energy industrial	$91,971	$93,111
Thermal barrier	59,968	69,550
Total assets of reportable segments	151,939	162,661
Construction in progress and held for sale	41,865	41,970
All other corporate assets	216,672	202,048
Total assets	$410,476	$406,679

(14) Restructuring and Demobilization Costs

During the three months ended March 31, 2026, the Company began implementing a restructuring plan to consolidate the operations of the automated fabrication facility in Mexico to improve costs. The plan includes reducing the Company’s headcount in Mexico and consolidating facilities. In connection with the restructuring, the Company announced headcount reduction in February 2026.

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

	Restructuring and Demobilization Costs
	Three Months Ended March 31,
	2026	2025
	(In thousands)
Severance and other personnel costs	$427	$2,866
Demobilization costs	—	751
Deferred financing costs write-off	—	6,173
Total	$427	$9,790

(15) Subsequent Events

The Company has evaluated subsequent events through May 8, 2026, the date of issuance of the consolidated financial statements for the three months ended March 31, 2026.

On April 8, 2026, an explosion occurred at the Company’s manufacturing facility in East Providence, Rhode Island. The incident related to a high temperature oven and resulted in damage to a portion of the facility’s production space and temporary cessation of operations. As of May 8, 2026, the facility remains offline. The Company continues to work with the relevant authorities to execute a plan to resume operations. The Company maintains business interruption and property damage insurance and has initiated the claims process with its insurance carriers. The Company continues to analyze the potential impacts of the incident on the Company’s business, operations and financial performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (SEC) on March 13, 2026, as amended on March 23, 2026, which we refer to as the Annual Report.

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

Investors and others should note that we routinely use the Investors section of our website to announce material information to investors and the marketplace. While not all of the information that we post on the Investors section of our website is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in us to review the information that we share on the Investors section of our website, https://www.aerogel.com. The information contained on, or that can be accessed through, our website is not a part of, or incorporated by reference in, this Quarterly Report on Form 10-Q or our other filings with the SEC. We have included our website address in this Quarterly Report on Form 10-Q solely as an inactive textual reference.

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

We have entered into multi-year production contracts with a number of automotive EV original equipment manufacturer (OEM) customers to supply fabricated, multi-part thermal barriers for use in the battery systems of their EV models. These customers include General Motors LLC (GM), Toyota, Scania, Automotive Cells Company, which is a battery cell joint venture between Stellantis N.V., Saft-TotalEnergies and Mercedes-Benz (collectively, ACC), Volvo, and Volvo Truck. We are currently supplying thermal barrier production parts to GM, Toyota, and ACC, and thermal barrier prototype parts to a number of global manufacturers of EVs, grid storage and home battery systems. During 2025, 2024 and 2023, we sold $168.9 million, $306.8 million and $110.1 million, respectively, of our PyroThin thermal barriers, primarily to GM.

Our patented aerogel products and manufacturing technologies are significant assets. Silica aerogels are complex structures in which 97% of the volume consists of air trapped between intertwined clusters of amorphous silica solids. We believe these extremely low-density solids provide superior thermal and acoustic insulating properties. Although silica aerogels are usually fragile materials, we have developed innovative and proprietary manufacturing processes that enable us to produce industrially robust aerogel insulation cost-effectively and at commercial scale.

Our aerogel thermal barrier products are designed to enable our customers to enhance the safety and performance of their lithium-ion battery systems. These barriers are designed to impede the propagation of thermal runaway in lithium-ion battery systems at the battery cell, module, and pack levels across multiple lithium-ion battery system architectures. Our ultra-thin, lightweight and flexible thermal barriers are designed to allow battery manufacturers to achieve critical safety goals without sacrificing energy density. We believe our array of aerogel insulation product attributes provides strong competitive advantages over traditional insulation.

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

Manufacturing Operations

We manufacture our products using our proprietary technology at our facility in East Providence, Rhode Island, which we have operated since 2008, as well as by utilizing our external manufacturing facility in China. We manage the capacity of our East Providence facility on an ongoing basis in order to meet expected demand for our aerogel products. We also utilize a flexible supply strategy, including, but not limited to, use of our external manufacturing facility in China, which currently support our Energy Industrial segment. We are working closely with our external manufacturing facility as we seek to expand its capabilities to support our Energy Industrial and Thermal Barrier segments and to enhance short- and long-term supply flexibility. Pursuant to our supply contract with this contract manufacturer, they are obligated to deliver products to us as we issue purchase orders on an as-needed basis through the term of the contract. The contract automatically renews year-to-year unless either party notifies the other of its intention not to renew the contract. While we have agreed to purchase our requirement for certain Energy Industrial products from the contract manufacturer, we have no obligation to purchase any minimum quantity under the contract, and we may terminate the contract at any time and for any or no reason. Additionally, we previously entered into a contract with Prodensa Servicios de Consultora (Prodensa) to establish OPE Manufacturer Mexico S de RL de CV, a maquiladora located in Mexico (OPE), which assembles thermal barrier PyroThin products and operates an automated fabrication facility for PyroThin. We subsequently purchased OPE for a nominal value in accordance with the terms of the agreement.

On April 8, 2026, an explosion occurred at our manufacturing facility in East Providence, Rhode Island. The incident related to a high temperature oven and resulted in damage to a portion of the facility’s production space and temporary cessation of operations. As of May 8, 2026, the facility remains offline. We continue to work with the relevant authorities to execute a plan to resume operations, which restart is dependent on the continued progress of mechanical, operational and safety reviews and our work with local and state agencies. To date, we believe we have mitigated any significant commercial impact of the disruption by working through inventory and by leveraging the capacity of our external manufacturing facility. However, our ability to continue to mitigate the impacts of the disruption assume that the staged restart of our East Providence manufacturing facility proceeds as we currently expect, and that we are able to continue to meet customer demand for our products through a combination of restored production in East Providence, production at our external manufacturing facility and other efforts to mitigate the impact of the disruptions. If we are unable to resume normal operations at our manufacturing facility in East Providence in a timely manner or manufacture the full array of our products, it may impact our ability to meet customer demand, which could have a material adverse impact on our business, results of operations and financial condition. Even if we are successful in our mitigation efforts, if we experience increased customer demand, we may be unable to produce sufficient product to meet such increased customer demand, which could have a material adverse impact on our business, results of operations and financial condition.

Financial Summary

Our revenue for the three months ended March 31, 2026 was $37.9 million, which represented a decrease of $40.8 million, or 52%, from $78.7 million of revenue for the three months ended March 31, 2025. Net loss for the three months ended March 31, 2026 was $23.7 million and net loss per share was $0.29. Net loss for the three months ended March 31, 2025 was $301.2 million and net loss per share was $3.67. Revenue for the three months ended March 31, 2026 includes $3.5 million of revenue from a settlement agreement with a customer for $37.6 million for a claim for certain losses incurred arising from lower forecasted long-term demand by the customer which is being deferred and recognized as revenue over a period of approximately two years.

Key Metrics and Non-GAAP Financial Measures

We regularly review a number of metrics, including the following non-GAAP key metric, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

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

The following table presents a reconciliation of net loss, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended
	March 31,
	2026	2025
	(In thousands)
Net loss	$(23,691)	$(301,249)
Depreciation and amortization	5,382	5,793
Stock-based compensation(1)	2,314	2,073
Other expense	3,110	832
Income tax (benefit) expense	(253)	1,076
Restructuring and demobilization costs	427	9,790
Impairment of property, plant and equipment	—	286,612
Adjusted EBITDA	$(12,711)	$4,927

(1)
Represents non-cash stock-based compensation related to vesting and modifications of stock option grants, restricted stock units (RSUs) and restricted common stock, and cash settled RSUs.

Our financial performance, including such measures as net income (loss), earnings per share and Adjusted EBITDA, are affected by a number of factors, including volume and mix of aerogel products sold, average selling prices, our material costs and manufacturing expenses, and the amount and timing of capital and operating expenses. Accordingly, we expect that our net loss, earnings per share and Adjusted EBITDA will vary from period to period.

During 2025, we experienced a significant decline in volume for our thermal barrier products, primarily driven by lower North American EV production levels. As a result, total thermal barrier revenue decreased by 67% compared to the prior year. Our expectation for 2026 thermal barrier revenue is based, in part, on our OEM customers’ production forecasts. The automotive industry in which our OEM customers operate is cyclical and is sensitive to changes in consumer demand, regulatory environments, and broader economic conditions. EV adoption rates in certain markets have been lower than previously anticipated, influenced in part by changes in regulatory frameworks and incentive programs as well as evolving consumer demand. OEMs have adjusted production plans and investment timelines accordingly. These actions have resulted in revised capacity plans and re-timed EV-related investments, particularly in North America. In addition, changes in trade policy and other macroeconomic factors have impacted both our customers and our operating environment, and we expect these conditions to continue to influence demand. OEM customers continue to pursue cost reduction and product redesign initiatives, which may result in engineering changes to the components we supply. Our supply agreements generally include pricing step-down provisions over the production life of a program, consistent with industry practice. We expect thermal barrier revenues to continue to decline in 2026 compared to 2025, primarily due to lower anticipated production volumes. In addition, we have experienced operational disruptions at our manufacturing facility in East Providence, Rhode Island in 2026, which have adversely impacted our manufacturing capacity and are expected to increase near-term costs. In January 2026, there was a fire at our manufacturing facility in East Providence, Rhode Island. The January 2026 fire damaged one of our emissions control units and rendered it inoperable. Subsequently, on April 8, 2026, an explosion occurred at our manufacturing facility in East Providence, Rhode Island. The incident related to a high temperature oven and resulted in damage to a portion of the facility’s production space and temporary cessation of operations. As of May 8, 2026, the facility remains offline. We continue to work with the relevant authorities to execute a plan to resume operations, which restart is dependent on the continued progress of mechanical, operational and safety reviews and our work with local and state agencies. To date, we believe we have mitigated any significant commercial impact of the disruption by working through inventory and by leveraging the capacity of our external manufacturing facility. However, our ability to continue to mitigate the impacts of the disruption assume that the staged restart of our East Providence manufacturing facility proceeds as we currently expect, and that we are able to continue to meet customer demand for our products through a combination of restored production in East Providence, production at our external manufacturing facility and other efforts to mitigate the impact of the disruptions. If we are unable to resume normal operations at our manufacturing facility in East Providence in a timely manner or manufacture the full array of our products, it may impact our ability to meet customer demand, which could have a material adverse impact on our business, results of operations and financial condition. Even if we are successful in our mitigation efforts, if we experience increased customer demand, we may be unable to produce sufficient product to meet such increased customer demand, which could have a material adverse impact on our business, results of operations and financial condition.

These efforts to mitigate the disruption at our East Providence manufacturing facility and expand the external manufacturing facility’s capabilities, including expedited freight and expedited repair costs related to our East Providence manufacturing facility, are expected to result in increased costs of revenue and increased general and administrative expenses during 2026.

We expect energy industrial revenue to increase in 2026, driven by anticipated volume growth in our core petrochemical and refinery markets, project-based demand, and continued penetration into adjacent applications.

We expect Adjusted EBITDA to decline in 2026 primarily due to lower thermal barrier revenue, as well as the increased costs of revenue and increased general and administrative expenses during 2026 related to the supply disruptions and mitigation efforts resulting from the operational disruptions at our East Providence manufacturing facility. However, we expect net loss to improve relative to 2025, as the impairment recorded for the previously planned second plant in Statesboro, Georgia (the Statesboro Plant) is not expected to recur. We also expect capital expenditures to decrease in 2026.

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

For the reasons discussed above, we expect that our thermal barrier revenues will decline in 2026 as compared to the prior year, while energy industrial revenues are expected to increase.

Cost of Revenue

Cost of product revenue consists primarily of materials and manufacturing expense. Cost of product revenue is recorded when the related product revenue is recognized.

Material is a significant component of cost of product revenue and includes fibrous batting, silica materials and additives. Material costs as a percentage of product revenue vary from product to product due to differences in average selling prices, material requirements, product thicknesses, and manufacturing yields. In addition, we provide warranties for our products and record the estimated cost within cost of revenue in the period that the related revenue is recorded or when we become aware that a potential warranty claim is probable and can be reasonably estimated. As a result of these factors, material costs as a percentage of product revenue will vary from period to period due to changes in the volume and mix of aerogel products sold, the costs of our raw materials or the estimated cost of warranties. In addition, global supply chain disturbances, increased reliance on foreign materials procurement, industrial gas supply constraints, increases in the cost of our raw materials, engineering changes, higher prototype sales and other factors may significantly impact our material costs and have a material impact on our operations. During 2026, we expect to incur increased costs of revenue due to the supply disruptions and mitigation efforts resulting from the operational disruptions at our East Providence manufacturing facility.

Manufacturing expense is also a significant component of cost of revenue. Manufacturing expense includes labor, utilities, maintenance expense, and depreciation on manufacturing assets. Manufacturing expense also includes stock-based compensation of manufacturing employees and shipping costs.

Gross Profit

Our gross profit as a percentage of revenue is affected by a number of factors, including the volume of products produced and sold, the mix of products sold, average selling prices, our material and manufacturing costs and realized capacity utilization. Accordingly, we expect our gross profit to vary significantly in absolute dollars and as a percentage of revenue from period to period. During 2026, we expect gross profit to decline in absolute dollars and as a percentage of revenue due to expected decreases in total revenue and production volumes.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, legal expenses, consulting and professional services, audit fees, compliance with securities, corporate governance and related laws and regulations, investor relations and insurance premiums, including director and officer insurance. During 2026, while we expect to continue our ongoing cost reduction measures, we expect our general and administrative expenses to increase due to the impact of supply disruptions and mitigation efforts resulting from the operational disruptions at our East Providence manufacturing facility.

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

Interest Expense, net

Interest expense, net consists of interest expense and amortization or write-off of deferred financing costs related to our other financing arrangements including our Amended MidCap Loan Facility (as defined below), a failed sale and leaseback arrangement accounted as a financing transaction, and interest earned on the cash balances invested in deposit accounts, money market accounts, and high-quality debt securities issued by the U.S. government.

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

Results of Operations

Three months ended March 31, 2026 compared to the three months ended March 31, 2025

The following tables set forth a comparison of the components of our results of operations for the periods presented:

Revenue

	Three Months Ended March 31,
	2026		2025		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Revenue:
Energy industrial	$21,588	57%	$29,822	38%	$(8,234)	(28)%
Thermal barrier	16,296	43%	48,901	62%	(32,605)	(67)%
Total revenue	$37,884	100%	$78,723	100%	$(40,839)	(52)%

Total revenue decreased $40.8 million, or 52%, to $37.9 million for the three months ended March 31, 2026 from $78.7 million in the comparable period in 2025. The decrease in total revenue was the result of decreases in thermal barrier revenue and energy industrial revenue.

Energy industrial revenue decreased by $8.2 million, or 28%, to $21.6 million for the three months ended March 31, 2026 from $29.8 million in the comparable period in 2025. This decrease was driven by a decrease in revenue from the global petrochemical and refinery markets of North America, Asia and Latin America, and project-based demand in the subsea market, offset in part by an increase in revenue from the global petrochemical and refinery market of Europe.

Energy industrial revenue for the three months ended March 31, 2026 included $4.7 million and $3.6 million from two North American distributors, in comparison to $2.5 million and $10.7 million for the comparable period of 2025.

The average selling price per square foot of our energy industrial products decreased by 5% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease in average selling price reflected a change in the mix of products sold. This decrease in average selling price had the effect of decreasing product revenue by $1.1 million for the three months ended March 31, 2026 from the comparable period in 2025.

In volume terms, energy industrial product shipments decreased by 24% as measured by square feet of our energy industrial products shipped for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease in volume had the effect of decreasing product revenue by $7.1 million for the three months ended March 31, 2026 from the comparable period in 2025.

Thermal barrier revenue decreased by $32.6 million, or 67%, to $16.3 million for the three months ended March 31, 2026 from $48.9 million in the comparable period in 2025. During the three months ended March 31, 2026 and 2025, thermal barrier revenue included $11.2 million and $47.4 million, respectively, from a major U.S. automotive OEM. The decrease in thermal barrier revenue was driven by a reduction in the volume of parts ordered by our OEM customer and a lower contractual component price during the period compared to the same period in the prior year. Thermal Barrier revenue for the three months ended March 31, 2026 includes $3.5 million of revenue from a settlement agreement with a customer for $37.6 million for a claim for certain losses incurred arising from lower forecasted long-term demand by the customer which is being deferred and recognized as revenue over a period of approximately two years.

Cost of Revenue

	Three Months Ended March 31,
	2026		2025		Change
		Percentage of Related		Percentage of Related
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	($ in thousands)
Cost of revenue:
Energy industrial	$18,301	85%	$18,132	61%	$169	1%
Thermal barrier	15,307	94%	37,779	77%	(22,472)	(59)%
Total cost of revenue	$33,608	89%	$55,911	71%	$(22,303)	(40)%

Total cost of revenue decreased $22.3 million, or 40%, to $33.6 million for the three months ended March 31, 2026 from $55.9 million in the comparable period in 2025. The decrease in total cost of revenue was the result of a decrease in thermal barrier cost of revenue offset by an increase in energy industrial cost of revenue.

Energy industrial cost of revenue increased $0.2 million, or 1%, to $18.3 million for the three months ended March 31, 2026 from $18.1 million in the comparable period in 2025, primarily due to a higher volume of energy industrial products manufactured at our plant and allocation received of overheads during temporary plant shutdown. The $0.2 million increase resulted from a $5.7 million increase in manufacturing and other operating costs, partially offset by a $5.5 million decrease in material costs due to lower volume. The higher manufacturing costs were driven by a shift in production of energy industrial products from an external facility to our plant compared to the prior year, combined with the allocation of overheads during our temporary plant shutdown.

Thermal barrier cost of revenue decreased $22.5 million, or 59%, to $15.3 million for the three months ended March 31, 2026 from $37.8 million in the comparable period in 2025. The $22.5 million decrease was the result of a $13.9 million decrease in manufacturing costs and an $8.6 million decrease in material costs. Material costs decreased primarily due to lower volume and operational efficiencies generating lower scrap. Manufacturing costs decreased due to lower volumes in comparison to the same period in 2025, benefits from the headcount reduction and other cost cutting efforts in 2026 offset by the allocations of overheads during our temporary plant shutdown.

Gross Profit

	Three Months Ended March 31,
	2026		2025		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Gross profit:
Energy industrial	$3,287	15%	$11,690	39%	$(8,403)	(72)%
Thermal barrier	989	6%	11,122	23%	(10,133)	(91)%
Total gross profit	$4,276	11%	$22,812	29%	$(18,536)	(81)%

Total gross profit decreased by $18.5 million, or 81%, to $4.3 million in gross profit for the three months ended March 31, 2026 from $22.8 million in the comparable period in 2025. The decrease in gross profit was the result of the $40.8 million decrease in total revenue, partially offset by the $22.3 million decrease in total cost of revenue.

Research and Development Expenses

	Three Months Ended March 31,
	2026		2025		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Research and development expenses	$2,724	7%	$4,333	6%	$(1,609)	(37)%

Research and development expenses decreased by $1.6 million, or 37%, to $2.7 million for the three months ended March 31, 2026 from $4.3 million in the comparable period in 2025. The $1.6 million decrease reflects decreases in compensation and related costs of $1.0 million, driven by a headcount reduction, a decrease in utility expenses of $0.5 million and a decrease in other expenditures of $0.1 million.

Research and development expenses as a percentage of total revenue increased to 7% of total revenue for the three months ended March 31, 2026 from 6% in the comparable period in 2025.

Sales and Marketing Expenses

	Three Months Ended March 31,
	2026		2025		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Sales and marketing expenses	$6,668	18%	$8,384	11%	$(1,716)	(20)%

Sales and marketing expenses decreased by $1.7 million, or 20%, to $6.7 million for the three months ended March 31, 2026 from $8.4 million in the comparable period in 2025. The $1.7 million decrease reflects decreases in compensation and related costs of $1.4 million, partially driven by a headcount reduction, freight related expenses of $0.2 million and other expenses of $0.1 million.

Sales and marketing expenses as a percentage of total revenue increased to 18% of total revenue for the three months ended March 31, 2026 from 11% in the comparable period in 2025.

General and Administrative Expenses

	Three Months Ended March 31,
	2026		2025		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
General and administrative expenses	$15,291	40%	$13,034	17%	$2,257	17%

General and administrative expenses increased by $2.3 million, or 17%, to $15.3 million for the three months ended March 31, 2026 from $13.0 million in the comparable period in 2025. The $2.3 million increase was the result of a $1.9 million increase in property taxes, $1.1 million increase in bonus expense, $0.5 million increase in professional fees, $0.4 million increase in foreign currency losses, $0.3 million increase in information technology costs and a $0.1 million increase in other expenses, offset by a decrease in base compensation and benefit costs of $1.5 million and $0.5 million decrease in insurance costs.

General and administrative expenses as a percentage of total revenue increased to 40% for the three months ended March 31, 2026 from 17% in the comparable period in 2025.

Restructuring and Demobilization Costs

During the three months ended March 31, 2026, we began implementing a restructuring plan to consolidate the operations of the automated fabrication facility in Mexico to improve costs. The plan includes reducing our headcount in Mexico and consolidating facilities. In connection with the restructuring, we incurred $0.4 million of severance costs for headcount reduction.

In February 2025, we announced and began implementing a restructuring plan to realign our operational focus to improve costs and align capital expenditure to anticipated long-term demand. The plan included reducing our headcount and ceasing construction of our previously planned Statesboro Plant. In connection with the demobilization, we are no longer pursuing our application for a loan from the Department of Energy’s Loan Programs Office and have withdrawn from the loan application process. Restructuring and demobilization costs include severance and other personnel costs of $2.9 million, facility closures and other costs associated with demobilization of $0.8 million and write off of deferred financing costs of $6.2 million incurred in connection with pursuing financing for the construction of the plant.

Impairment of property, plant and equipment

Impairment of property, plant and equipment costs for the three months ended March 31, 2025 was due to impairment incurred of $286.6 million on our previously planned Statesboro Plant.

Other Income (Expense), net

	Three Months Ended March 31,
	2026		2025		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Other income (expense):
Interest expense, net	(3,151)	(8)%	(1,962)	(2)%	(1,189)	61%
Other income	41	0%	1,130	1%	(1,089)	(96)%
Total other expense, net	$(3,110)	(8)%	$(832)	(1)%	$(2,278)	274%

The $1.2 million increase in interest expense, net for the three months ended March 31, 2026 is primarily due to the result of a decrease in interest income of $1.3 million.

The other income decrease of $1.1 million for the three months ended March 31, 2026 is primarily due to the result of a legal settlement payment to us in the comparable period in 2025.

Income Tax Benefit (Expense)

	Three Months Ended March 31,
	2026		2025		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	($ in thousands)
Income tax benefit (expense)	$253	1%	$(1,076)	(1)%	$1,329	124%

The $0.3 million of income tax benefit for the three months ended March 31, 2026 is related to a benefit of $0.3 million related to the Mexican maquiladora operations offset by provision for state income taxes of less than $0.1 million and provision for income tax related to German operations of less than $0.1 million. The $1.1 million of income tax expense for the three months ended March 31, 2025 is related to our maquiladora operations in Mexico, in addition to a provision for state income taxes of less than $0.1 million.

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

On August 19, 2024, we entered into the Credit, Security and Guaranty Agreement (the Credit Agreement and the facilities provided thereunder, collectively, the MidCap Loan Facility) with MidCap Funding IV Trust, as agent, MidCap Financial Trust, as term loan servicer, and the financial institutions or other entities from time to time party thereto as lenders, as subsequently amended (the Amended MidCap Loan Facility). The Amended MidCap Loan Facility under the Credit Agreement is comprised of (i) the term loan facility in an aggregate principal amount of $125.0 million (the Term Loan Facility) and (ii) the Revolving Facility in an aggregate principal amount not to exceed the lesser of $100.0 million and the value of the Borrowing Base (as defined in the Credit Agreement) (the Revolving Facility). At closing of the transactions contemplated by the Credit Agreement, the Company drew $125.0 million from the Term Loan Facility and $43.0 million from the Revolving Facility. The proceeds of the borrowings at closing, net of fees and costs, were used for repurchasing the $100.0 million aggregate principal amount convertible note issued to Wood River Capital, LLC, an entity affiliated with Koch Strategic Platforms, LLC, for $150.0 million and for general corporate purposes.

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

We believe that our March 31, 2026 cash and cash equivalents balance of $173.9 million will be sufficient to support current operating requirements and capital expenditures required to support our existing business in the energy industrial and EV markets for at least the next twelve months from the date of this Quarterly Report on Form 10-Q.

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

Primary Sources of Liquidity

Our principal sources of liquidity are currently our cash and cash equivalents, availability under the Revolving Facility, and cash generated by ongoing operations. Cash and cash equivalents consist primarily of cash, money market accounts, and sweep accounts on deposit with banks. As of March 31, 2026, we had $173.9 million of unrestricted cash and cash equivalents.

Analysis of Cash Flow

	Three Months Ended
	March 31,
	2026	2025
	(In thousands)
Net cash provided by (used in):
Operating activities	$34,145	$5,632
Investing activities	(1,367)	(12,998)
Financing activities	(15,765)	(21,477)
Net increase (decrease) in cash	17,013	(28,843)
Cash, cash equivalents and restricted cash at beginning of period	158,570	221,276
Cash, cash equivalents and restricted cash at end of period	$175,583	$192,433

Net Cash Provided by Operating Activities

During the three months ended March 31, 2026, we generated $34.1 million in net cash in operating activities, as compared to the generation of $5.6 million in net cash during the comparable period in 2025, an increase in cash provided by operations of $28.5 million. This increase in cash provided by operations was the result of an increase in net cash generated by changes in operating assets and liabilities of $37.1 million offset by a decrease in net loss adjusted for non-cash items of $8.6 million. Cash generated by operating activities during the three months ended March 31, 2026, includes $37.6 million for settlement of a claim with a Thermal Barrier customer which is being deferred and recognized as revenue over a period of approximately two years.

Net Cash Used in Investing Activities

Net cash used in investing activities is for capital expenditures for machinery and equipment principally to improve the throughput, efficiency and capacity of our East Providence facility, our automated fabrication facility in Mexico and for 2025 construction costs for the previously planned Statesboro Plant. Net cash used in investing activities for the three months ended March 31, 2026 and 2025 was $1.4 million and $13.0 million, respectively.

Net Cash Used in Financing Activities

Net cash used in financing activities for the three months ended March 31, 2026 totaled $15.8 million and consisted of $7.6 million in cash used for the repayment of the Revolving Facility, $6.5 million for the repayment of the Term Loan Facility, $1.5 million in repayments of the finance obligation under the sale and leaseback transaction, and $0.2 million for payments made for employee tax withholdings associated with the vesting of RSUs.

Net cash used in financing activities for the three months ended March 31, 2025 totaled $21.5 million and consisted of $13.2 million in cash used for the repayment of the Revolving Facility, $6.5 million for the repayment of the Term Loan Facility, $1.2 million in repayments of the finance obligation under the sale and leaseback transaction, $0.6 million for payments made for employee tax withholdings associated with the vesting of RSUs, and less than $0.1 million in cash used for fees and issuance costs.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments as reported in our Annual Report.

Recent Accounting Pronouncements

Information regarding new accounting pronouncements is included in Note (2) to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in these accounting policies have the greatest potential impact on our financial statements and, therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See our Annual Report and Note (2) to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information about these critical accounting policies, as well as a description of our other significant accounting policies.

Certain Factors That May Affect Future Results of Operations

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors, which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about: our expectations about the market for our aerogel products, in particular in the EV market, the energy infrastructure market, and other markets we target; our beliefs in the appropriateness of our assumptions, the accuracy of our estimates regarding expenses, loss contingencies, future revenues, revenue capacity, future profits, uses of cash, available credit, capital requirements, and the need for additional financing to operate our business and fund capital expenditures; the impact of new legislation on our financial statements; the performance of our aerogel products; our expectation that we will be successful in obtaining, enforcing and defending our patents against competitors and that such patents are valid and enforceable; our expectations regarding decommissioning of and our plans for divesting the assets of the Statesboro Plant; our estimates of annual production capacity; beliefs about the commercial potential for our technology in the EV market; beliefs about our ability to produce and deliver products to EV customers; beliefs about our contracts with the major automotive manufacturers; our expectations about the size and timing of awarded business in the EV market, future revenues and profit margins, arising from our supply relationship and contract with automotive OEMs and our ability to win more business and increase revenue in the EV market; beliefs about the performance of our thermal barrier products in the battery systems of EVs; the current or future trends in the energy, energy infrastructure, chemical and refinery, LNG, sustainable building materials, EV thermal barrier, EV battery materials or other markets and the impact of these trends on our business; our investments in the EV market; our beliefs about the financial metrics that are indicative of our core performance; our expectations about future revenues, expenses, gross profit, net income (loss), net income (loss) per share and Adjusted EBITDA, sources and uses of cash, capital requirements and the sufficiency of our existing cash balance and available credit; our beliefs about the outcome, effects or estimated costs of current or potential litigation or their respective timing, including expected legal expense in connection with our patent enforcement actions; our expectations about future material costs and manufacturing expenses as a percentage of revenue; our expectation about the ability of the Chinese external manufacturing facilities that we engage to consistently supply the aerogel product that we order in a timely manner; our expectation to meet long-term aerogel demand by utilizing both our East Providence facility and our flexible supply strategy, including, but not limited to, using external manufacturing capabilities; our ability to resume operations at the East Providence manufacturing facility; our ability to manufacture the full array of our products at the facility and to meet expected customer demand; our ability to mitigate the potential impacts from the operational disruption on our business, operations and financial performance; the effects of current and potential future tariffs on our business, our customers and our results of operations; our expectations of future gross profit and the effect of manufacturing expenses, manufacturing capacity and productivity on gross profit; our expectations about our resources and other investments in new technology and related research and development activities and associated expenses; our expectations about short and long-term (a) research and development (b) general and administrative and (c) sales and marketing expenses; our expectations regarding changes in revenue, gross profit, and cash flows; our intentions about managing capital expenditures and working capital balances; our expectations and beliefs regarding the flexibility and efficiency of the Amended MidCap Loan Facility; and our expectations about potential sources of future financing.

Words such as “may,” “will,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to, those under the heading “Risk Factors” contained in Item 1A of our Annual Report.

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

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business. As of March 31, 2026, we had unrestricted cash and cash equivalents of $173.9 million. These amounts were held for working capital and capital expansion purposes and were invested primarily in deposit accounts, money market accounts, and high-quality debt securities issued by the U.S. government via cash sweep accounts at major financial institutions in North America. Due to the short-term nature of these investments, we believe that our exposure to changes in the fair value of our cash as a result of changes in interest rates is not material.

As of March 31, 2026, we had $86.0 million of the Term Loan Facility outstanding and $7.1 million of revolving line of credit outstanding. Under the terms of the Credit Agreement, as amended by Amendment No. 1 to the Credit Agreement, the Term Loan Facility bears an interest rate equal to Term SOFR (as defined in the Credit Agreement) for a one-month interest period plus 5.00% per year, subject to a Term SOFR floor of 4.50% and a Term SOFR cap of 7.50%. Interest is paid monthly. Our Revolving Facility bears interest at the Term SOFR plus 5.10% per annum. Under the terms of the Credit Agreement, as amended by Amendment No. 1 to the Credit Agreement, the Revolving Facility is subject to a Term SOFR floor of 2.50%. Interest is paid monthly. Therefore, fluctuations in interest rates will impact our consolidated financial statements. A rising interest rate environment will increase the amount of interest paid on these loans. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on the results of our operations.

As of March 31, 2026, we had $1.7 million of restricted cash to support our outstanding letters of credit.

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

Certain of our and our subsidiaries’ transactions are denominated in currencies other than the functional currency. During the three months ended March 31, 2026 and 2025, our largest exposures to foreign exchange rates consisted primarily of the Mexican Peso against the U.S. dollar. For the three months ended March 31, 2026 and 2025, we had foreign exchange losses of less than $0.1 million and $0.4 million, respectively. The foreign currency transaction gains and losses were recorded within operating expenses on the consolidated statements of operations.

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

As of March 31, 2026, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls.

During the three months ended March 31, 2026, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity, except as described in Part I, Item 3. “Legal Proceedings” of our Annual Report. Since the filing of our Annual Report, there have been no material changes in our legal proceedings from those disclosed therein.

Item 1A. Risk Factors.

The ownership of our securities involves a number of risks and uncertainties. When evaluating the Company and our business before making an investment decision regarding our securities, potential investors should carefully consider the risk factors and uncertainties described in Part I, Item 1A. “Risk Factors” of our Annual Report. Since the filing of our Annual Report, there have been no material changes in our risk factors, other than as described below. We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC.

We are dependent on a single manufacturing facility located in East Providence, Rhode Island, as well as our third-party external manufacturing facility in China. Any significant disruption to these facilities or the failure of any of these facilities to operate according to our expectations could have a material adverse effect on our business and results of operations.

We are reliant on a single manufacturing facility located in East Providence, Rhode Island, as well as our third-party external manufacturing facility in China, to meet customer demand. Our ability to meet customer demand depends on efficient, proper and uninterrupted operations at our East Providence facility and our external manufacturing facility in China. Accordingly, in the event of a significant disruption to our sole manufacturing facility or third-party external manufacturing facility in China, or breakdown of any production lines, we may not have sufficient inventory in stock to meet demand until the operations can be restored. In addition, power failures or disruptions, the breakdown, failure, or substandard performance of equipment, or the damage or destruction of buildings and other facilities due to fire or natural disasters could severely affect our ability to continue our operations. In the event of such disruptions, we are unlikely to find suitable alternatives or may not be able to make needed repairs on a timely basis and at reasonable cost, which could have a material adverse effect on our business and results of operations. In particular, our manufacturing processes include the use of high pressures, high temperatures, and flammable chemicals, which subject us to a significant risk of loss resulting from fire, spill, or related event.

In January 2026, there was a fire at our manufacturing facility in East Providence, Rhode Island, which damaged one of our emissions control units and rendered it inoperable. Until the damaged emissions control unit is replaced, we are reliant on our one remaining emissions control unit, which is older and smaller than the damaged control unit, to continue manufacturing operations at our East Providence facility and to meet customer demand for certain of our products. Furthermore, on April 8, 2026, an explosion occurred at our manufacturing facility in East Providence, Rhode Island. The incident related to a high temperature oven and resulted in damage to a portion of the facility’s production space and temporary cessation of operations. As of May 8, 2026, the facility remains offline. We continue to work with the relevant authorities to execute a plan to resume operations. We expect that restart of operations at the manufacturing facility will be in stages and is dependent on the continued progress of mechanical, operational and safety reviews and our work with local and state agencies. To date, we believe we have mitigated any significant commercial impact of the disruption by working through inventory and by leveraging the capacity of our external manufacturing facility. However, our ability to continue to mitigate the impacts of the disruption assume that the staged restart of our East Providence manufacturing facility proceeds as we currently expect, and that we are able to continue to meet customer demand for our products through a combination of restored production in East Providence, production at our external manufacturing facility, and other efforts to mitigate the impact of the disruptions. If we are unable to resume normal operations at our manufacturing facility in East Providence in a timely manner or manufacture the full array of our products, it may impact our ability to meet customer demand, which could have a material adverse impact on our business, results of operations and financial condition. Even if we are successful in our mitigation efforts, if we experience increased customer demand, we may be unable to produce sufficient product to meet such increased customer demand, which could have a material adverse impact on our business, results of operations and financial condition.

The insurance policies we maintain to cover losses caused by fire or natural disaster, including business interruption insurance, may not adequately compensate us for any such losses. Moreover, these insurance policies will not address the adverse impacts of any loss of customers that may result from such events and may have large deductibles insufficient to support our continuing operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

None.

(b) Use of Proceeds from Initial Public Offering of Common Stock.

Not applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

We did not repurchase any of our equity securities during the quarter ended March 31, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) 10b5-1 Trading Plans

None of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K, during the fiscal quarter ended March 31, 2026.

Item 6. Exhibits.

(a) Exhibits

31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

32*	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* The certifications attached as Exhibit 32 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Aspen Aerogels, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPEN AEROGELS, INC.

Date: May 8, 2026	By:	/s/ Donald R. Young
Donald R. Young
President and Chief Executive Officer (principal executive officer)

Date: May 8, 2026	By:	/s/ Grant Thoele
Grant Thoele
Chief Financial Officer and Treasurer (principal financial officer)