Form 10-Q
period 2026-06-30
ASPEN AEROGELS INC
filed 2026-08-07
CIK 1145986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 4, 2026, the registrant had 82,988,784 shares of common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ASPEN AEROGELS, INC.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2026	2025
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$151,708	$156,857
Restricted cash	1,713	1,713
Accounts receivable, net of allowances of $4,131 and $4,172	40,278	35,270
Inventories	27,948	38,249
Prepaid expenses and other current assets	26,847	9,964
Total current assets	248,494	242,053
Property, plant and equipment, net	83,607	98,400
Assets held for sale	32,174	32,712
Operating lease right-of-use assets	16,266	18,014
Finance lease right-of-use assets	5,546	6,131
Other long-term assets	6,848	9,369
Total assets	$392,935	$406,679
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,958	$13,243
Accrued expenses	19,129	12,952
Deferred revenue	25,534	1,259
Finance obligation for sale and leaseback transactions	4,875	4,443
Operating lease liabilities	2,947	3,245
Finance lease liabilities	1,860	1,768
Long term debt - current portion	23,346	25,115
Total current liabilities	98,649	62,025
Revolving line of credit	10,880	14,346
Long term debt	56,975	65,455
Deferred revenue long-term	9,738	—
Finance obligation for sale and leaseback transactions long-term	2,391	4,953
Operating lease liabilities long-term	19,548	21,138
Finance lease liabilities long-term	2,291	3,244
Total liabilities	200,472	171,161
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.00001 par value per share; 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.00001 par value per share; 250,000,000 shares authorized, 82,988,340 and 82,711,351 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	1,289,197	1,285,297
Accumulated deficit	(1,096,734)	(1,049,779)
Total stockholders’ equity	192,463	235,518
Total liabilities and stockholders’ equity	$392,935	$406,679

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands, except share and per share data)
Revenue	$49,849	$78,024	$87,733	$156,747
Cost of revenue	46,585	52,708	80,193	108,619
Gross profit	3,264	25,316	7,540	48,128
Operating expenses:
Research and development	3,195	3,794	5,919	8,127
Sales and marketing	6,959	6,948	13,627	15,332
General and administrative	12,984	13,836	28,275	26,870
Restructuring and demobilization costs	—	4,938	427	14,728
Impairment of property, plant and equipment	—	955	—	287,567
Loss on property damage	8,910	—	8,910	—
Total operating expenses	32,048	30,471	57,158	352,624
Loss from operations	(28,784)	(5,155)	(49,618)	(304,496)
Other income (expense)
Interest expense, net	(2,776)	(3,080)	(5,927)	(5,042)
Other income	8,915	—	8,956	1,130
Total other income (expense)	6,139	(3,080)	3,029	(3,912)
Loss before income taxes	(22,645)	(8,235)	(46,589)	(308,408)
Income tax expense	(619)	(821)	(366)	(1,897)
Net loss	$(23,264)	$(9,056)	$(46,955)	$(310,305)
Net loss per share:
Basic and diluted	$(0.28)	$(0.11)	$(0.57)	$(3.78)
Weighted-average common shares outstanding:
Basic and diluted	82,892,195	82,179,136	82,817,905	82,122,719

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Value	Shares	Value
Balance at December 31, 2025	—	$—	82,711,351	$—	$1,285,297	$(1,049,779)	$235,518
Net loss	—	—	—	—	—	(23,691)	(23,691)
Stock-based compensation expense	—	—	—	—	1,866	—	1,866
Vesting of restricted stock units	—	—	114,252	—	(196)	—	(196)
Balance at March 31, 2026	—	$—	82,825,603	$—	$1,286,967	$(1,073,470)	$213,497
Net loss	—	—	—	—	—	(23,264)	(23,264)
Stock-based compensation expense	—	—	—	—	1,867	—	1,867
Proceeds from employee stock option exercises	—	—	57,906	—	198	—	198
ESPP	—	—	51,119	—	172	—	172
Vesting of restricted stock units	—	—	53,712	—	(7)	—	(7)
Balance at June 30, 2026	—	$—	82,988,340	$—	$1,289,197	$(1,096,734)	$192,463

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Value	Shares	Value
Balance at December 31, 2024	—	$—	82,040,468	$—	$1,274,932	$(660,227)	$614,705
Net loss	—	—	—	—	—	(301,249)	(301,249)
Stock-based compensation expense	—	—	—	—	1,952	—	1,952
Vesting of restricted stock units	—	—	133,890	—	(556)	—	(556)
Issuance costs from offering of common stock	—	—	—	—	(18)	—	(18)
Balance at March 31, 2025	—	$—	82,174,358	$—	$1,276,310	$(961,476)	$314,834
Net loss	—	—	—	—	—	(9,056)	(9,056)
Stock-based compensation expense	—	—	—	—	2,815	—	2,815
Vesting of restricted stock units	—	—	15,151	—	(46)	—	(46)
Proceeds from employee stock option exercises	—	—	63,773	—	231	—	231
Issuance costs from offering of common stock	—	—	—	—	(10)	—	(10)
Balance at June 30, 2025	—	$—	82,253,282	$—	$1,279,300	$(970,532)	$308,768

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
	(In thousands)
Cash flows from operating activities:
Net loss	$(46,955)	$(310,305)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	9,673	11,589
Amortization of debt issuance costs	3,385	1,612
Loss on property damage	8,910	—
Insurance recovery receivable	(8,910)	—
Provision for bad debt	(18)	32
Stock-based compensation expense	3,733	4,767
Impairment of property, plant and equipment	—	288,021
Deferred taxes	(1,113)	—
Reduction in the carrying amount of operating lease right-of-use assets	1,948	1,844
Changes in operating assets and liabilities:
Accounts receivable	(4,990)	32,905
Inventories	10,301	(4,564)
Prepaid expenses and other assets	(4,538)	14,782
Accounts payable	8,216	(14,579)
Accrued expenses	6,177	(20,931)
Deferred revenue	34,013	(1,575)
Operating lease and other liabilities	(1,887)	(1,896)
Net cash provided by operating activities	17,945	1,702
Cash flows from investing activities:
Capital expenditures	(3,169)	(25,883)
Net cash used in investing activities	(3,169)	(25,883)
Cash flows from financing activities:
Proceeds from employee stock option exercises	198	231
Repayment of lease and other finance obligations	(2,992)	(2,464)
Payments made for employee restricted stock tax withholdings	(203)	(602)
Repayment of revolving line of credit	(7,600)	(13,200)
Borrowing from revolving line of credit	3,500	—
Repayment of term loan	(13,000)	(13,000)
Fees and issuance costs from offering of common stock	—	(28)
Proceeds from employee stock purchase plan	172	—
Net cash used in financing activities	(19,925)	(29,063)
Net decrease in cash, cash equivalents and restricted cash	(5,149)	(53,244)
Cash, cash equivalents and restricted cash at beginning of period	158,570	221,276
Cash, cash equivalents and restricted cash at end of period	$153,421	$168,032
Supplemental disclosures of cash flow information:
Interest paid	$4,442	$6,563
Income taxes paid	$195	$3,300
Supplemental disclosures of non-cash activities:
Changes in accrued capital expenditures	$(501)	$(2,778)

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

The Company maintains its corporate offices in Northborough, Massachusetts. The Company has five wholly owned subsidiaries: Aspen Aerogels Rhode Island, LLC (Aspen RI), Aspen Aerogels Germany, GmbH, Aspen Aerogels Georgia, LLC (Aspen Georgia), Aspen Aerogels Mexico Holdings, LLC (Aspen Mexico), and OPE Manufacturer Mexico S de RL de CV (OPE), a maquiladora located in Mexico. OPE was established under an agreement between the Company and Prodensa Servicios de Consultora (Prodensa) during 2022 to assemble thermal barrier PyroThin products and operate an automated fabrication facility for PyroThin. Pursuant to the agreement, Prodensa owned OPE and charged a management fee, and the Company had an option to purchase OPE from Prodensa after a period of 18 months. The Company subsequently purchased OPE during 2025 for a nominal value in accordance with the terms of the agreement. During the period between inception and the exercise of the option to purchase OPE, OPE operations were consolidated within the Company financial statements as OPE was a variable interest entity with the Company as the primary beneficiary. The purchase of OPE was accounted for as an equity transaction.

Liquidity

During the six months ended June 30, 2026, the Company incurred a net loss of $47.0 million, generated $17.9 million of cash from operations and used $3.2 million of cash for capital expenditures. The Company had unrestricted cash and cash equivalents of $151.7 million as of June 30, 2026.

On August 19, 2024, the Company and Aspen RI (each, a Borrower and collectively, the Borrowers) entered into a Credit, Security and Guaranty Agreement (the Credit Agreement and the facilities provided thereunder, collectively, the MidCap Loan Facility) with MidCap Funding IV Trust, as agent (the Agent), MidCap Financial Trust, as term loan servicer (the Term Loan Servicer), and the financial institutions or other entities from time to time party thereto as lenders (the Lenders), with respect to the MidCap Loan Facility, which is comprised of (i) the Term Loan Facility in an aggregate principal amount of $125.0 million (the Term Loan Facility) and (ii) the Revolving Facility in an aggregate principal amount not to exceed the lesser of $100.0 million and the value of the borrowing base (defined as the sum of (x) 85% of certain eligible accounts of the Borrowers and (y) the lesser of 85% of the NOLV (as defined in the Credit Agreement) or 85% of the cost of certain eligible inventory of the Borrowers (the Borrowing Base) (the Revolving Facility). At closing of the transactions contemplated by the Credit Agreement, the Company drew $125.0 million from the Term Loan Facility and $43.0 million from the Revolving Facility. The proceeds of the borrowings at closing, net of fees and costs, were used to repurchase our outstanding convertible note issued to Wood River Capital, LLC, an entity affiliated with Koch Strategic Platforms, LLC, for $150.0 million and for general corporate purposes. The amount available to the Company at June 30, 2026 under the Revolving Facility was $13.2 million.

On May 6, 2025, the Credit Agreement was amended to add Aspen Georgia as a Borrower and to amend the minimum Liquidity, the minimum EBITDA and the Liquidity amount trigger for a Cash Dominion Event (each as defined in the Amended MidCap Loan Facility (as defined in Note (7)).

On December 16, 2025, the Credit Agreement was further amended to change the applicable minimum Liquidity threshold and to entirely remove the minimum EBITDA financial maintenance covenant. As of June 30, 2026, the Company is in compliance with the financial covenants set forth in the Amended MidCap Loan Facility. See Note (7) for further details.

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

In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments that are of a normal recurring nature and necessary for the fair statement of the Company’s financial position as of June 30, 2026 and the results of its operations and stockholders’ equity for the three and six months ended June 30, 2026 and 2025 and the cash flows for the six-month periods then ended. The Company has evaluated subsequent events through the date of this filing.

The Company’s results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or any other period.

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

Restricted Cash

As of June 30, 2026, the Company had $1.7 million of restricted cash to support its outstanding letters of credit.

Concentration of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of accounts receivable. The Company’s customers are primarily insulation distributors, insulation contractors, insulation fabricators and select energy and automotive end-users located throughout the world. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral to secure accounts receivable. The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of accounts receivable. The Company reviews the allowance for doubtful accounts quarterly. During the six months ended June 30, 2026 and 2025, the Company recorded a decrease in the allowance for estimated customer uncollectible accounts receivable of less than $0.1 million and less than $0.1 million, respectively.

For the six months ended June 30, 2026 and 2025, two customers represented 51% and 72% of total revenue, respectively.

At June 30, 2026, the Company had one customer that accounted for 43% of accounts receivable. At December 31, 2025, the Company had two customers which accounted for 41% and 13% of accounts receivable, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers (ASC 606). See Note (3) for further details.

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies. Recently issued standards typically do not require adoption until a future effective date. Prior to their effective date, the Company evaluates the pronouncements to determine the potential effects of adoption on its consolidated financial statements.

Standards Implemented Since December 31, 2025

The Company has not implemented any accounting standards that had a material impact on its consolidated financial statements during the six months ended June 30, 2026.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. The Company did not have any contracts outstanding at December 31, 2025 and did not enter into any contracts during the six months ended June 30, 2026 that contained a significant financing component.

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

The Company estimates the amount of its sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related revenue is recognized. The Company currently estimates return liabilities using trailing historical rates of return, current quarter credit sales, and specific items of exposure on a contract-by-contract basis. Sales return reserves were approximately $0.3 million as of each of June 30, 2026 and December 31, 2025.

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

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical region and source of revenue for the periods presented:

	Three Months Ended June 30,
	2026			2025
	U.S.	International	Total	U.S.	International	Total
	(In thousands)
Geographical region
Asia	$—	$3,612	$3,612	$—	$8,553	$8,553
Canada	—	265	265	—	1,194	1,194
Europe	—	6,776	6,776	—	4,047	4,047
Latin America	—	567	567	—	15,719	15,719
U.S.	38,629	—	38,629	48,511	—	48,511
Total revenue	$38,629	$11,220	$49,849	$48,511	$29,513	$78,024

Source of revenue
Energy industrial	$14,943	$5,429	$20,372	$9,294	$13,499	$22,793
Thermal barrier	23,686	5,791	29,477	39,217	16,014	55,231
Total revenue	$38,629	$11,220	$49,849	$48,511	$29,513	$78,024

	Six Months Ended June 30,
	2026			2025
	U.S.	International	Total	U.S.	International	Total
	(In thousands)
Geographical region
Asia	$—	$9,078	$9,078	$—	$15,718	$15,718
Canada	—	265	265	—	2,005	2,005
Europe	—	15,803	15,803	—	8,802	8,802
Latin America	—	1,076	1,076	—	43,539	43,539
U.S.	61,511	—	61,511	86,683	—	86,683
Total revenue	$61,511	$26,222	$87,733	$86,683	$70,064	$156,747

Source of revenue
Energy industrial	$26,585	$15,375	$41,960	$26,610	$26,005	$52,615
Thermal barrier	34,926	10,847	45,773	60,073	44,059	104,132
Total revenue	$61,511	$26,222	$87,733	$86,683	$70,064	$156,747

Contract Balances

The following table presents changes in the Company’s contract liabilities during the six months ended June 30, 2026:

	Balance at December 31, 2025	Additions	Deductions	Balance at June 30, 2026
	(In thousands)
Contract liabilities
Deferred revenue
Energy industrial	$1,259	$5,126	$(325)	$6,060
Thermal barrier	—	24,343	(4,869)	19,474
Deferred revenue long-term
Thermal barrier	—	14,607	(4,869)	9,738
Total contract liabilities	$1,259	$44,076	$(10,063)	$35,272

During the six months ended June 30, 2026, the Company recognized $1.3 million of revenue that was included in deferred revenue as of December 31, 2025.

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

(4) Inventories

Inventories consist of the following:

	June 30,	December 31,
	2026	2025
	(In thousands)
Raw materials	$8,657	$8,179
Work in process	6,765	5,522
Finished goods	12,526	24,548
Total	$27,948	$38,249

(5) Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	June 30,	December 31,	Useful
	2026	2025	life
	(In thousands)
Construction in progress	$12,265	$9,258	—
Buildings	27,045	27,045	30 years
Machinery and equipment	212,214	224,619	3-10 years
Computer equipment and software	7,807	7,760	3 years
Leasehold improvements	25,557	25,561	Shorter of useful life or lease term
Total	284,888	294,243
Accumulated depreciation	(201,281)	(195,843)
Property, plant and equipment, net	$83,607	$98,400

Depreciation expense was $9.7 million and $11.6 million for the six months ended June 30, 2026 and 2025, respectively.

On April 8, 2026, an explosion occurred at the Company's manufacturing facility in East Providence, Rhode Island that resulted in damage to a portion of the facility's production space, including certain of the Company's property, plant and equipment, and the temporary cessation of operations (the April 2026 Incident). Refer to Note (15), East Providence Incidents, for further information regarding the damage to certain property, plant and equipment and related insurance recoveries.

In February 2025, as part of a restructuring plan, the Company decided to cease construction at its previously planned aerogel manufacturing facility in Statesboro, Georgia (the Statesboro Plant) and demobilize the site. In connection with the same, the Company adjusted the construction in progress balance to its fair value and recorded impairment charges of $286.6 million during the three months ended March 31, 2025. The Company plans to divest the assets of the Statesboro Plant through broker-assisted sales. At June 30, 2025, certain of the assets of the Statesboro Plant met the criteria to be classified as held for sale and are separately classified on the balance sheet. At December 31, 2025, the remaining assets of the Statesboro Plant met the criteria to be classified as held for sale. At December 31, 2025, the carrying value of assets classified as held for sale was $32.7 million and a loss of $18.2 million was recorded to reflect the remeasured fair value and cost to sell, which was included in loss on disposal of property, plant and equipment in the consolidated statement of operations. The construction in progress balance at June 30, 2026 and December 31, 2025 does not include any balance for the Statesboro Plant.

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

During the fourth quarter of fiscal year 2025, a large Thermal Barrier customer notified the Company of its lower forecasted long-term demand requirements and requested the Company submit a claim for certain losses incurred. Further, EV adoption rates are expected to be lower following the termination in the United States of certain consumer tax incentives for EV purchases. These developments have caused the Company to reassess its capacity requirements. In connection with the same, the Company revised the useful lives of certain assets to align utilization with the revised expected demand and recognized accelerated depreciation of $22.2 million. Additionally, the Company recognized $3.6 million of impairment related to construction in progress assets that are no longer needed due to the lower forecasted demand. The Company submitted the claim with the Thermal Barrier customer in November 2025. During the three months ended March 31, 2026, the claim was settled for $37.6 million which is being deferred and recognized as revenue over approximately a two-year period starting from the settlement date. During the three and six months ended June 30, 2026, the Company recognized $4.9 million and $8.4 million as revenue, respectively. The settlement amount was received in March 2026.

Fair value of long-lived assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals or other market indicators and management estimates. As such, the Company has determined that the fair value measurements of long-lived assets principally fall in Level 2 of the fair value hierarchy.

(6) Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2026	2025
	(In thousands)
Employee compensation	$9,290	$2,929
Other accrued expenses	9,839	10,023
Total	$19,129	$12,952

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

Loans borrowed under the Revolving Facility bear an interest rate equal to Term SOFR plus 4.60% per year, subject to a Term SOFR floor of 2.50%. The Revolving Facility has a required minimum balance set at 30% of the average Borrowing Base during the immediately preceding month. The Borrowers are required to pay the Lenders under the Revolving Facility an unused line fee of 0.30% of the average unused availability under the Revolving Facility, subject to the aforementioned minimum balance.

The MidCap Loan Facility is guaranteed by Aspen Mexico and is secured by a lien on substantially all existing and after-acquired assets of the loan parties, including the equity interest in Aspen RI, Aspen Mexico and Aspen Georgia owned by the Company, in each case, subject to customary exceptions. Upon entering into the Credit Agreement in August 2024, Aspen Georgia was not a guarantor (and thus not a Loan Party) and its assets were excluded from the collateral under the MidCap Loan Facility. However, as further described below, on May 6, 2025, Aspen Georgia became a Loan Party under the MidCap Loan Facility.

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

The Borrowers have the right to prepay the loans outstanding under the MidCap Loan Facility (or, with respect to the Revolving Facility, terminate the commitments thereunder), subject to a premium equal to 3.0% of the amount prepaid or terminated, as applicable, during the first year after the closing date, which premium will be decreased to 2.0% during the second year after the closing date and to 1.0% thereafter. The Borrowers are required to mandatorily prepay the loans outstanding under the Term Loan Facility with, among other things, certain casualty insurance proceeds or proceeds from non-ordinary course asset sales (which will also be subject to the aforementioned premium). The Borrowers are required to mandatorily prepay the balance outstanding under the Revolving Facility (i) if the outstandings exceed the Borrowing Base in an aggregate amount equal to that excess or (ii) upon a cash dominion event of all the funds deposited in the lockbox account during the cash dominion period. A cash dominion event is triggered (x) upon the occurrence of any Specified Event of Default (as defined in the Credit Agreement to include payment default, failure to deliver monthly or annual financials, financial covenant breach or bankruptcy) or any event of default arising from the failure to comply with the requirement to deliver a monthly Borrowing Base certificate, in each case, after any applicable grace period set forth in the Credit Agreement and/or cure rights applicable thereto or (y) if the Liquidity is less than $100 million.

First Amendment to MidCap Loan Facility

On May 6, 2025, the Company, Aspen RI, Aspen Mexico and Aspen Georgia entered into that certain Amendment No. 1 and Joinder to Credit, Security and Guaranty Agreement (Amendment No. 1), by and among the Company, Aspen RI, Aspen Mexico, Aspen Georgia, the Agent, the Term Loan Servicer, and the Lenders party thereto, amending the MidCap Loan Facility.

Under Amendment No. 1, Aspen Georgia became a borrower under the Amended MidCap Loan Facility and has (a) guaranteed the obligations of the Credit Parties (as defined in the Amended MidCap Loan Facility (defined below)) and (b) granted Agent for the benefit of the Lenders a lien on substantially all of its existing and after-acquired assets, in each case, subject to customary exceptions.

As a result of Amendment No. 1, the applicable margin under the MidCap Loan Facility was amended such that upon the effectiveness of Amendment No. 1, (a) (i) Loans borrowed under the Term Loan Facility will bear an interest rate equal to Term SOFR for one-month interest period plus 5.00% per year, subject to a Term SOFR floor of 4.50% and a Term SOFR cap of 7.50% and (ii) Loans borrowed under the Revolving Facility will bear an interest rate equal to Term SOFR for a one-month interest period plus 5.10% per year, subject to a Term SOFR floor of 2.50%, in each case of (i) and (ii), until the first Pricing Date (as defined in the Amended MidCap Loan Facility as the date five business days after the delivery of a compliance certificate to the Agent for the most recently ended fiscal quarter) after June 30, 2026 and (b) on such first Pricing Date and as thereafter adjusted on each Pricing Date (i) Loans borrowed under the Term Loan Facility will bear interest equal to Term SOFR for one-month interest period plus a margin equal to (x) if the recently reported EBITDA (as defined in the Amended MidCap Loan Facility) is equal to or above $50 million, 4.50% or (y) if the recently reported EBITDA is below $50 million, 5.00%, in each case of (x) and (y), subject to a Term SOFR floor of 4.50% and a Term SOFR cap of 7.50%, and (ii) Loans borrowed under the Revolving Facility will bear an interest rate equal to Term SOFR for one-month interest period plus a margin equal to (x) if the recently reported EBITDA is equal to or above $50 million, 4.60% or (y) if the recently reported EBITDA is below $50 million, 5.10%, in each case of (x) and (y), subject to a Term SOFR floor of 2.50%. The schedule for amortization of principal of the Term Loan Facility (which remains payable on the last day of each fiscal quarter with remaining principal amount payable on the maturity date) was also updated with new amounts as set forth in the Amended MidCap Loan Facility.

Pursuant to Amendment No. 1, the financial covenants under the MidCap Loan Facility were amended such that (a) the minimum Liquidity which must be maintained at all times has changed from $75 million to an amount equal to the greater of (i) $50 million and (ii) 85% of the then aggregate outstanding principal amount of the Term Loan Facility and (b) the minimum EBITDA level to be tested quarterly was changed to reflect a new range from $15 million to $50 million, with the next test set at $15 million with respect to the fiscal quarter ended September 30, 2026 and a $50 million level applicable commencing with the fiscal quarter ended December 31, 2027 and thereafter. The Liquidity amount trigger of a cash dominion event was also reduced from $100 million to an amount equal to the greater of (i) $50 million and (ii) 85% of the then aggregate outstanding principal amount of the Term Loan Facility.

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

In addition, the mandatory prepayment provisions were revised to make clear that any mandatory prepayment of the loans under the Amended MidCap Loan Facility made with proceeds of an asset sale will be used to reduce the Company’s required amortization payments in direct order of maturity, and the basket for making permitted acquisitions under the Amended MidCap Loan Facility was reduced. The Borrowers are required to pay the Lenders a remaining exit fee of $2.6 million on the maturity date.

The Term Loan Facility consists of the following:

	June 30,	December 31,
	2026	2025
	(In thousands)
Term loan	$79,500	$92,500
Exit fee	2,622	1,152
Term loan issuance costs	(1,801)	(3,082)
Total debt	$80,321	$90,570
Current portion	23,346	25,115
Long term portion	56,975	65,455

The Revolving Facility consists of the following:

	June 30,	December 31,
	2026	2025
	(In thousands)
Revolving line of credit	$10,900	$15,000
Exit fee	584	45
Revolving line of credit issuance costs	(604)	(699)
Total debt	$10,880	$14,346

During the three months ended March 31, 2026, the Company repaid $7.6 million of the revolving line of credit and during the six months ended June 30, 2026, the Company borrowed $3.5 million of revolving loan. The amount available to the Company at June 30, 2026 under the Revolving Facility was $13.2 million.

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

The amortization associated with the payroll services agreement began in 2024 and is being amortized over a period of five years.

The capitalized implementation costs are classified on the consolidated balance sheets as follows:

	June 30,	December 31,
	2026	2025
	(In thousands)
Cloud computing costs included in other current assets	$1,362	$37
Cloud computing costs included in other assets	6,821	8,709
Amortization of cloud computing costs	(2,044)	(1,621)
Total capitalized cloud computing costs	$6,139	$7,125

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

Letters of Credit

The Company has provided certain customers with letters of credit securing obligations under commercial contracts. As of June 30, 2026, the Company had $1.7 million of restricted cash to support its outstanding letters of credit. The Company had letters of credit outstanding of $1.7 million at December 31, 2025 and these letters of credit were secured by the Company’s restricted cash.

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

Purchase Commitments

As of June 30, 2026, the Company had purchase commitments of approximately $44.0 million, which included capital commitments of $1.6 million. Purchase commitments related to capital expenditures are anticipated to be spent over the next three years, while the Company's remaining purchase commitments are anticipated to be spent throughout 2026.

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

The Company recorded warranty expense of $0.2 million during the six months ended June 30, 2026 and $0.5 million during the six months ended June 30, 2025.

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

Maturities of operating and finance lease liabilities as of June 30, 2026 are as follows:

Year	Operating Leases	Finance Leases
	(In thousands)
2026 (excluding the six months ended June 30, 2026)	2,828	1,238
2027	5,018	2,881
2028	4,929	370
2029	4,484	152
2030	4,428	105
Thereafter	11,093	-
Total lease payments	32,780	4,746
Less imputed interest	(10,285)	(595)
Total lease liabilities	$22,495	$4,151

The Company incurred operating lease costs of $3.0 million and $3.2 million during the six months ended June 30, 2026 and 2025, respectively. Cash payments related to operating lease liabilities were $3.0 million and $3.1 million during the six months ended June 30, 2026 and 2025, respectively.

The Company incurred finance lease costs of $0.7 million and $0.5 million during the six months ended June 30, 2026 and 2025, respectively. Cash payments related to finance lease liabilities were $1.1 million and $0.9 million during the six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, the weighted average remaining lease term for operating leases was 6.5 years and the weighted average discount rate for operating leases was 12.1%.

As of June 30, 2026, the weighted average remaining lease term for finance leases was 2.3 years and the weighted average discount rate for finance leases was 10.1%.

Sale and Leaseback Transactions

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

The outstanding finance obligation balance as of June 30, 2026 was $7.3 million. Maturities of finance obligations for sale and leaseback at June 30, 2026 are as follows:

Year	Finance Obligation
(In thousands)
2026 (excluding the six months ended June 30, 2026)	2,801
2027	5,279
Total lease payments	8,080
Less imputed interest	(814)
Total lease liabilities	$7,266

(10) Stock-Based Compensation

During the six months ended June 30, 2026, the Company granted 382,441 restricted stock units (RSUs) with an aggregate grant date fair value of $1.3 million, non-qualified stock options (NSOs) to purchase 517,961 shares of common stock with an aggregate grant date fair value of $1.3 million and 764,886 performance share units (PSUs) with an aggregate grant date fair value of $4.2 million to employees under its equity incentive plans. The RSUs and NSOs granted to employees will typically vest over a three-year period, subject to continued service. Vesting of any performance share units so earned generally is also contingent upon the grantee’s continued employment (or other service) with the Company through the third anniversary of the date of grant.

During the six months ended June 30, 2026, the Company also granted RSUs that vest over a period of three years which are settled in cash. The Company has accounted for the RSUs settled in cash as liability-classified awards and accordingly changes in the market value of the instruments will be recorded to cost of revenue or operating expense, as applicable, over the vesting period of the award. The fair value of a liability-classified award is determined on a quarterly basis beginning at the grant date until final vesting. These awards will be settled on the vesting dates and the maximum liability is capped at 200% of the fair value of the award at the grant date. During the three and six months ended June 30, 2026, the Company incurred expenses of $1.8 million and $2.3 million, respectively, for the liability-classified awards. During the three and six months ended June 30, 2025, the Company incurred expenses of $0.4 million and $0.5 million, respectively, for the liability-classified awards. At June 30, 2026 and December 31, 2025, the fair value of these awards were $2.4 million and $0.5 million, respectively.

During the six months ended June 30, 2026, the Company also granted 51,850 RSUs with a grant date fair value of $0.3 million and NSOs to purchase 43,530 shares of common stock with a grant date fair value of $0.2 million to its non-employee directors under the 2023 Plan (as defined below). The RSUs and NSOs granted to non-employee directors will typically vest over a one-year period.

The Company’s stockholders approved the Aspen Aerogels Amended and Restated 2023 Equity Incentive Plan (the 2023 Plan) at the Company's 2025 Annual Meeting of Stockholders held on April 30, 2025 (the 2025 Annual Meeting). The 2023 Plan was previously approved by the Company’s Board of Directors (the Board). As amended and restated, the number of shares of the Company’s common stock reserved for issuance under the 2023 Plan was increased by 3,850,000 shares to 16,971,994 shares and the term of the 2023 Plan was extended until April 29, 2035. As of June 30, 2026, 5,435,213 shares of common stock were reserved for issuance upon the exercise or vesting of outstanding stock-based awards granted under the Company’s equity incentive plans. Any cancellations or forfeitures of awards outstanding under the 2023 Plan, the Company's 2014 Employee, Director and Consultant Equity Incentive Plan or the Company's 2001 Equity Incentive Plan, as amended, will result in the shares reserved for issuance pursuant to such awards becoming available for grant under the 2023 Plan. As of June 30, 2026, the Company has either reserved in connection with statutory tax withholdings or issued a total of 6,976,559 shares under the Company’s equity incentive plans. As of June 30, 2026, there were 4,560,222 shares of common stock available for future grant under the 2023 Plan.

At the 2025 Annual Meeting, the Company’s stockholders also approved the Aspen Aerogels Employee Stock Purchase Plan (the ESPP). The ESPP was previously approved by the Board. The objective of the ESPP is to offer eligible employees of the Company and its designated subsidiaries the ability to purchase shares of the Company’s common stock at a 15% discount from the fair market value of the stock as determined on specific dates at six-month intervals, subject to various limitations under the ESPP. 4,000,000 shares of the Company’s common stock are authorized for issuance under the ESPP. The offering periods for the ESPP generally start on the first trading day on or after June 1st and December 1st of each year. The first offering period for the ESPP commenced on the first trading day after June 1, 2025 and ended on November 30, 2025, the second offering period commenced on the first trading day after December 1, 2025 and ended on May 31, 2026, and the third offering period commenced on June 1, 2026 and will end on November 30, 2026. During the three and six months ended June 30, 2026, less than $0.1 million and $0.1 million of stock-based compensation was recognized for the ESPP, respectively. During each of the three and six months ended June 30, 2025, less than $0.1 million of stock-based compensation was recognized for the ESPP.

Stock-based compensation is included in cost of revenue or operating expenses, as applicable, and consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Cost of product revenue	$62	$214	$284	$161
Research and development expenses	$638	206	753	414
Sales and marketing expenses	$826	522	1,249	985
General and administrative expenses	$2,163	2,269	3,717	3,724
Total stock-based compensation	$3,689	$3,211	$6,003	$5,284

The Company recognizes forfeitures on share-based payments as they occur. During the three and six months ended June 30, 2026, total stock-based compensation includes $0.1 million and $0.2 million for forfeitures recorded, respectively. During the three and six months ended June 30, 2025, total stock-based compensation included ($0.8) million and ($1.7) million for forfeitures recorded, respectively.

(11) Net Loss Per Share

The computation of basic net loss per share consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands, except share and per share data)
Numerator:
Net loss	$(23,264)	$(9,056)	$(46,955)	$(310,305)
Denominator:
Weighted average shares outstanding, basic and diluted	82,892,195	82,179,136	82,817,905	82,122,719
Net loss per share, basic and diluted	$(0.28)	$(0.11)	$(0.57)	$(3.78)

Potentially dilutive common shares that were excluded from the computation of diluted net loss per share because they were anti-dilutive consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Common stock options	3,723,927	4,310,825	3,723,927	4,310,825
Restricted common stock units	604,678	1,008,154	604,678	1,008,154
Total	4,328,605	5,318,979	4,328,605	5,318,979

The potentially dilutive shares from common stock options, restricted common stock units and restricted common stock awards were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented. The Company excludes the shares issued in connection with restricted stock awards from the calculation of basic weighted average common shares outstanding until the restrictions lapse.

(12) Income Taxes

The Company incurred net operating losses for the three and six months ended June 30, 2026 and 2025. The net operating losses are related to the U.S., therefore the Company recorded a full valuation allowance against net U.S. deferred tax assets for all prior periods. The Company recorded $0.6 million and $0.4 million of income tax expense for the three and six months ended June 30, 2026, respectively. The income tax expense for both the three and six months ended June 30, 2026 is primarily related to the Company's Mexican maquiladora operations. During the three and six months ended June 30, 2025, the Company recorded $0.8 million and $1.9 million of income tax expense for the three and six months ended June 30, 2025. The income tax expense for both the three and six months ended June 30, 2025 is related to the Company's Mexican maquiladora operations of $0.4 million and $1.5 million, respectively. In addition, state income taxes of $0.4 million were recorded for both the three and six months ended June 30, 2025.

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

Summarized below are the Revenue, Cost of Goods Sold and Segment Operating Loss for each reporting segment:

	Revenue		Cost of Goods Sold		Revenue		Cost of Goods Sold
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2026	2025	2026	2025	2026	2025	2026	2025
	(In thousands)				(In thousands)
Energy industrial	$20,372	$22,793	$16,491	$14,483	$41,960	$52,615	$34,792	$32,615
Thermal barrier	29,477	55,231	30,094	38,225	45,773	104,132	45,401	76,004
Total	$49,849	$78,024	$46,585	$52,708	$87,733	$156,747	$80,193	$108,619

	Segment Operating Loss
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Energy industrial	$3,881	$8,310	$7,168	$20,000
Thermal barrier	(617)	17,006	372	28,128
Total	$3,264	$25,316	$7,540	$48,128
Corporate expenses	23,138	24,578	47,821	50,329
Restructuring and demobilization costs	—	4,938	427	14,728
Impairment of property, plant and equipment	—	955	—	287,567
Loss on property damage	8,910	—	8,910	—
Operating loss	(28,784)	(5,155)	(49,618)	(304,496)
Other income (expense), net	6,139	(3,080)	3,029	(3,912)
Income tax expense	(619)	(821)	(366)	(1,897)
Net loss	$(23,264)	$(9,056)	$(46,955)	$(310,305)

	Depreciation Expense
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Energy industrial	$2,091	$2,844	$4,916	$5,710
Thermal barrier	$2,201	2,952	$4,757	5,879
Consolidated depreciation expense	$4,292	$5,796	$9,673	$11,589

	Total Assets
	June 30,	December 31,
	2026	2025
	(In thousands)
Energy industrial	$68,150	$93,111
Thermal barrier	71,418	69,550
Total assets of reportable segments	139,568	162,661
Construction in progress and held for sale	44,439	41,970
All other corporate assets	208,928	202,048
Total assets	$392,935	$406,679

(14) Restructuring and Demobilization Costs

During the three months ended March 31, 2026, the Company began implementing a restructuring plan to consolidate the operations of the automated fabrication facility in Mexico to improve costs. The plan included reducing the Company’s headcount in Mexico and consolidating facilities. In connection with the restructuring, the Company announced headcount reduction in February 2026. During the three months ended June 30, 2026, there was no headcount reduction relating to restructuring.

In February 2025, the Company announced and began implementing a restructuring plan to realign the Company’s operational focus to improve costs and align capital expenditure with anticipated long-term demand. The plan included reducing the Company’s headcount and ceasing construction of the Company's previously planned Statesboro Plant. In connection with the demobilization, the Company is no longer pursuing its application for a loan from the Department of Energy’s Loan Programs Office and has withdrawn from the loan application process.

As a result of the restructurings and the demobilization, the Company incurred the charges shown in the following table. Property, plant and equipment write-downs are included within impairment expenses in the consolidated statements of operations.

	Restructuring and Demobilization Costs
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Severance and other personnel costs	$—	$3,116	$427	$5,982
Demobilization costs	—	1,822	—	2,573
Deferred financing costs write-off	—	—	—	6,173
Total	$—	$4,938	$427	$14,728

(15) East Providence Incidents

In January 2026, there was a fire at our manufacturing facility in East Providence, Rhode Island (the January 2026 Incident). The January 2026 Incident damaged one of our emissions control units and rendered it inoperable.

On April 8, 2026, an explosion occurred at the Company's manufacturing facility in East Providence, Rhode Island that resulted in damage to a portion of the facility’s production space, including certain of the Company's property, plant and equipment, and the temporary cessation of operations (the April 2026 Incident, and together with the January 2026 Incident, the East Providence Incidents). On May 14, 2026, the Company initiated a staged restart of the facility.

The total amount of losses associated with the East Providence Incidents, including business interruption, cannot be reasonably estimated at this time. The Company maintains property damage and business interruption insurance coverage and expects certain losses resulting from the incident to be recoverable under its insurance policies, subject to policy terms, conditions, and deductibles.

During the three and six months ended June 30, 2026, the Company recognized a loss of $8.9 million related to damaged property, plant and equipment and recorded a corresponding receivable for estimated insurance recovery of $8.9 million, which is included in other income in the accompanying consolidated statements of operations. The insurance receivable reflects the net book value of the damaged assets. Any insurance proceeds received in excess of the net book value of the related assets will be recognized as a gain when realization of such amounts is deemed probable and reasonably estimable.

The Company incurred approximately $5.3 million of incremental costs associated with the East Providence Incidents during the three and six months ended June 30, 2026. These costs are reflected in the accompanying consolidated statements of operations primarily within cost of revenue.

(16) Subsequent Events

The Company has evaluated subsequent events through August 7, 2026, the date of issuance of the consolidated financial statements for the three and six months ended June 30, 2026 and has determined that there were no subsequent events required to be disclosed.

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

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, including Part I, Item 1 “Financial Statements,” which includes our financial statements and related notes, and under the sections titled “Risk Factors” in Item 1A of the Annual Report, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, and this Quarterly Report on Form 10-Q.

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

We also derive revenue from a number of other end markets. Customers in these markets have used our products for applications such as military aircraft, trains, and buses. We believe we will have additional opportunities to address high-value applications in the global insulation market, as well as in adjacent market opportunities such as energy storage applications, including battery energy storage systems, electrification applications, and other potential adjacent applications subject to their commercial potential, the differentiation of our products, and the ability to leverage our existing manufacturing platform.

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

Manufacturing Operations

We manufacture our products using our proprietary technology at our facility in East Providence, Rhode Island, which we have operated since 2008, as well as by utilizing our external manufacturing facility in China. We manage the capacity of our East Providence facility on an ongoing basis in order to meet expected demand for our aerogel products. We also utilize a flexible supply strategy, including, but not limited to, use of our external manufacturing facility in China, which currently supports our Energy Industrial segment. We are working closely with our external manufacturing facility as we seek to expand its capabilities to support our Energy Industrial and Thermal Barrier segments and to enhance short- and long-term supply flexibility. Pursuant to our supply contract with this contract manufacturer, they are obligated to deliver products to us as we issue purchase orders on an as-needed basis through the term of the contract. The contract automatically renews year-to-year unless either party notifies the other of its intention not to renew the contract. While we have agreed to purchase our requirement for certain Energy Industrial products from the contract manufacturer, we have no obligation to purchase any minimum quantity under the contract, and we may terminate the contract at any time and for any or no reason. Additionally, we previously entered into a contract with Prodensa Servicios de Consultora (Prodensa) to establish OPE Manufacturer Mexico S de RL de CV, a maquiladora located in Mexico (OPE), which assembles thermal barrier PyroThin products and operates an automated fabrication facility for PyroThin. We subsequently purchased OPE for a nominal value in accordance with the terms of the agreement.

On April 8, 2026, an explosion occurred at our manufacturing facility in East Providence, Rhode Island. The incident related to a high temperature oven and resulted in damage to a portion of the facility’s production space and the temporary cessation of operations (the April 2026 Incident). On May 14, 2026, we initiated a staged restart of the facility and we are proceeding with a phased ramp-up of production. To date, we believe we have mitigated any significant commercial impact of the disruption by working through existing inventory, leveraging the capacity of our external manufacturing facility, and resuming limited production at our East Providence facility. However, our ability to continue to mitigate the impacts of the disruption assumes that the staged restart of our East Providence manufacturing facility proceeds as we currently expect, and that we are able to continue to meet customer demand for our products through a combination of restored production in East Providence, production at our external manufacturing facility, and other efforts to mitigate the impact of the disruptions. If we are unable to resume normal operations at our manufacturing facility in East Providence in a timely manner or manufacture the full array of our products, it may impact our ability to meet customer demand, which could have a material adverse impact on our business, results of operations and financial condition. Even if we are successful in our mitigation efforts, if we experience increased customer demand, we may be unable to produce sufficient product to meet such increased customer demand, which could have a material adverse impact on our business, results of operations and financial condition.

Financial Summary

Our revenue for the six months ended June 30, 2026 was $87.7 million, which represented a decrease of $69.0 million, or 44%, from $156.7 million of revenue for the six months ended June 30, 2025. Net loss for the six months ended June 30, 2026 was $47.0 million and net loss per share was $0.57. Net loss for the six months ended June 30, 2025 was $310.3 million and net loss per share was $3.78. Revenue for the six months ended June 30, 2026 includes $8.4 million of revenue from a settlement agreement with a customer for $37.6 million for a claim for certain losses incurred arising from lower forecasted long-term demand by the customer which is being deferred and recognized as revenue over a period of approximately two years from the settlement date.

Key Metrics and Non-GAAP Financial Measures

We regularly review a number of metrics, including the following non-GAAP key metric, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Adjusted EBITDA

We use Adjusted EBITDA, a non-GAAP financial measure, as a means to assess our operating performance. We define Adjusted EBITDA as net income (loss) before interest expense, taxes, depreciation, amortization, stock-based compensation expense and other items, from time to time, which we do not believe are indicative of our core operating performance. These excluded items include costs related to the East Providence Incidents, including expedited freight, professional fees, and the incremental cost of temporarily sourcing certain Energy Industrial products from our external manufacturing facility until the East Providence facility returns to full production capacity. Adjusted EBITDA is a supplemental measure of our performance that is not presented in accordance with U.S. GAAP. Adjusted EBITDA should not be considered as an alternative to net income (loss) or any other measure of financial performance calculated and presented in accordance with U.S. GAAP. In addition, our definition and presentation of Adjusted EBITDA may not be comparable to similarly titled measures presented by other companies.

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

The following table presents a reconciliation of net loss, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands)
Net loss	$(23,264)	$(9,056)	$(46,955)	$(310,305)
Depreciation and amortization	4,292	5,796	9,673	11,589
Stock-based compensation(1)	3,689	3,211	6,003	5,284
Other (income) expense, net(2)	2,771	3,080	5,881	3,912
Income tax expense	619	821	366	1,897
Restructuring and demobilization costs	—	4,938	427	14,728
Impairment of property, plant and equipment	—	955	—	287,567
Insurance recovery receivable(3)	(8,910)	—	(8,910)	—
Loss on property damage	8,910	—	8,910	—
East Providence incident-related costs(4)	5,318	—	5,318	—
Adjusted EBITDA	$(6,575)	$9,745	$(19,287)	$14,672

(1)
Represents non-cash stock-based compensation related to vesting and modifications of stock option grants, restricted stock units (RSUs) and restricted common stock, and cash settled RSUs.
(2)
Other (income) expense, net in the accompanying condensed consolidated statement of operations includes an $8.9 million insurance recovery receivable recognized in connection with the April 2026 Incident. For purposes of calculating Adjusted EBITDA, this amount has been presented separately to enhance comparability between periods.
(3)
Represents an $8.9 million insurance recovery receivable recognized in connection with the April 2026 Incident. This amount is included within Other (income) expense, net in the accompanying condensed consolidated statement of operations and fully offsets the loss on property damage recognized during the period.
(4)
Represents items management believes are not indicative of ongoing operating performance related to the East Providence Incidents, including expedited freight and professional fees.

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

During 2025, we experienced a significant decline in volume for our thermal barrier products, primarily driven by lower North American EV production levels. As a result, total thermal barrier revenue decreased by 47% compared to the prior year. Our expectation for 2026 thermal barrier revenue is based, in part, on our OEM customers’ production forecasts. The automotive industry in which our OEM customers operate is cyclical and is sensitive to changes in consumer demand, regulatory environments, and broader economic conditions. EV adoption rates in certain markets have been lower than previously anticipated, influenced in part by changes in regulatory frameworks and incentive programs as well as evolving consumer demand. OEMs have adjusted production plans and investment timelines accordingly. These actions have resulted in revised capacity plans and re-timed EV-related investments, particularly in North America. In addition, changes in trade policy and other macroeconomic factors have impacted both our customers and our operating environment, and we expect these conditions to continue to influence demand. OEM customers continue to pursue cost reduction and product redesign initiatives, which may result in engineering changes to the components we supply. Our supply agreements generally include pricing step-down provisions over the production life of a program, consistent with industry practice. We expect thermal barrier revenues for full year 2026 to decline compared to 2025, primarily due to lower anticipated production volumes.

In addition, we have experienced operational disruptions at our manufacturing facility in East Providence, Rhode Island in 2026, which have adversely impacted our manufacturing capacity and are expected to increase near-term costs. In January 2026, there was a fire at our manufacturing facility in East Providence, Rhode Island (the January 2026 Incident). The January 2026 Incident damaged one of our emissions control units and rendered it inoperable. Subsequently, on April 8, 2026, an explosion occurred at our manufacturing facility in East Providence, Rhode Island (the April 2026 Incident, and together with the January 2026 Incident, the “East Providence Incidents”). The incident related to a high temperature oven and resulted in damage to a portion of the facility’s production space and the temporary cessation of operations. On May 14, 2026, we initiated a staged restart of the facility and we are proceeding with a phased ramp-up of production. To date, we believe we have mitigated any significant commercial impact of the disruption by working through existing inventory, leveraging the capacity of our external manufacturing facility, and resuming limited production at our East Providence facility. However, our ability to continue to mitigate the impacts of the disruption assumes that the staged restart of our East Providence manufacturing facility proceeds as we currently expect, and that we are able to continue to meet customer demand for our products through a combination of restored production in East Providence, production at our external manufacturing facility and other efforts to mitigate the impact of the disruptions. If we are unable to resume normal operations at our manufacturing facility in East Providence in a timely manner or manufacture the full array of our products, it may impact our ability to meet customer demand, which could have a material adverse impact on our business, results of operations and financial condition. Even if we are successful in our mitigation efforts, if we experience increased customer demand, we may be unable to produce sufficient product to meet such increased customer demand, which could have a material adverse impact on our business, results of operations and financial condition.

These efforts to mitigate the disruption from the East Providence Incidents and expand the external manufacturing facility’s capabilities, including expedited freight and expedited repair costs related to our East Providence manufacturing facility, are expected to result in increased costs of revenue and increased general and administrative expenses during 2026.

We expect energy industrial revenue to increase in 2026, driven by anticipated volume growth in our core petrochemical and refinery markets, project-based demand, and continued penetration into adjacent applications.

We expect Adjusted EBITDA to decline in 2026 primarily due to lower thermal barrier revenue, as well as the increased costs of revenue. However, we expect net loss to improve relative to 2025, as the impairment recorded for the previously planned second plant in Statesboro, Georgia (the Statesboro Plant) is not expected to recur. We also expect capital expenditures to decrease in 2026.

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

Material is a significant component of cost of product revenue and includes fibrous batting, silica materials and additives. Material costs as a percentage of product revenue vary from product to product due to differences in average selling prices, material requirements, product thicknesses, and manufacturing yields. In addition, we provide warranties for our products and record the estimated cost within cost of revenue in the period that the related revenue is recorded or when we become aware that a potential warranty claim is probable and can be reasonably estimated. As a result of these factors, material costs as a percentage of product revenue will vary from period to period due to changes in the volume and mix of aerogel products sold, the costs of our raw materials or the estimated cost of warranties. In addition, global supply chain disturbances, increased reliance on foreign materials procurement, industrial gas supply constraints, increases in the cost of our raw materials, engineering changes, higher prototype sales and other factors may significantly impact our material costs and have a material impact on our operations. During 2026, we expect to incur increased costs of revenue primarily due to the supply disruptions and mitigation efforts resulting from the operational disruptions from the East Providence Incidents.

Manufacturing expense is also a significant component of cost of revenue. Manufacturing expense includes labor, utilities, maintenance expense, and depreciation on manufacturing assets. Manufacturing expense also includes stock-based compensation of manufacturing employees and shipping costs.

Gross Profit

Our gross profit as a percentage of revenue is affected by a number of factors, including the volume of products produced and sold, the mix of products sold, average selling prices, our material and manufacturing costs and realized capacity utilization. Accordingly, we expect our gross profit to vary significantly in absolute dollars and as a percentage of revenue from period to period. During 2026, we expect gross profit to decline in absolute dollars and as a percentage of revenue due to expected decreases in total revenue and production volumes and the inclusion of certain related costs associated with the East Providence Incidents in cost of revenue.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, legal expenses, consulting and professional services, audit fees, compliance with securities, corporate governance and related laws and regulations, investor relations and insurance premiums, including director and officer insurance. During 2026, while we expect to continue our ongoing cost reduction measures, we expect our general and administrative expenses to increase due to the impact of supply disruptions and mitigation efforts resulting from the operational disruptions from the East Providence Incidents.

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

Loss on property damage

Reflects the write-off of the net book value of property, plant and equipment damaged in the April 2026 Incident during the three months ended June 30, 2026.

Interest Expense, net

Interest expense, net consists of interest expense and amortization related to our other financing arrangements including our Amended MidCap Loan Facility (as defined below), a failed sale and leaseback arrangement accounted as a financing transaction, and interest earned on the cash balances invested in deposit accounts, money market accounts, and high-quality debt securities issued by the U.S. government.

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

Results of Operations

Three months ended June 30, 2026 compared to the three months ended June 30, 2025

The following tables set forth a comparison of the components of our results of operations for the periods presented:

Revenue

	Three Months Ended June 30,
	2026		2025		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(In thousands)
Revenue:
Energy industrial	$20,372	41%	$22,793	29%	$(2,421)	(11)%
Thermal barrier	29,477	59%	55,231	71%	(25,754)	(47)%
Total revenue	$49,849	100%	$78,024	100%	$(28,175)	(36)%

Total revenue decreased $28.2 million, or 36%, to $49.8 million for the three months ended June 30, 2026 from $78.0 million in the comparable period in 2025. The decrease in total revenue was the result of decreases in thermal barrier revenue and energy industrial revenue.

Energy industrial revenue decreased by $2.4 million, or 11%, to $20.4 million for the three months ended June 30, 2026 from $22.8 million in the comparable period in 2025. This decrease was driven by a decrease in revenue from the global petrochemical and refinery markets of Asia, Europe, and Latin America, offset in part by an increase in revenue from the global petrochemical and refinery market of North America.

Energy industrial revenue for the three months ended June 30, 2026 included $5.5 million and $4.6 million from two North American distributors, in comparison to $2.6 million and $1.7 million for the comparable period of 2025.

The average selling price per square foot of our energy industrial products decreased by 6% for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The decrease in average selling price reflected a change in the mix of products sold. This decrease in average selling price had the effect of decreasing product revenue by $1.3 million for the three months ended June 30, 2026 from the comparable period in 2025.

In volume terms, energy industrial product shipments decreased by 5% as measured by square feet of our energy industrial products shipped for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The decrease in volume had the effect of decreasing product revenue by $1.1 million for the three months ended June 30, 2026 from the comparable period in 2025.

Thermal barrier revenue decreased by $25.8 million, or 47%, to $29.4 million for the three months ended June 30, 2026 from $55.2 million in the comparable period in 2025. During the three months ended June 30, 2026 and 2025, thermal barrier revenue included $23.7 million and $53.8 million, respectively, from a major U.S. automotive OEM. The decrease in thermal barrier revenue was driven by a reduction in the volume of parts ordered by our OEM customer and a lower contractual component price during the period compared to the same period in the prior year. Thermal barrier revenue for the three months ended June 30, 2026 includes $4.9 million of revenue from a settlement agreement with a customer for $37.6 million for a claim for certain losses incurred arising from lower forecasted long-term demand by the customer which is being deferred and recognized as revenue over a period of approximately two years from the settlement date.

Cost of Revenue

	Three Months Ended June 30,
	2026		2025		Change
		Percentage of Related		Percentage of Related
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(In thousands)
Cost of revenue:
Energy industrial	$16,491	81%	$14,483	64%	$2,008	14%
Thermal barrier	30,094	102%	38,225	69%	(8,131)	(21)%
Total cost of revenue	$46,585	93%	$52,708	68%	$(6,123)	(12)%

Total cost of revenue decreased $6.1 million, or 12%, to $46.6 million for the three months ended June 30, 2026 from $52.7 million in the comparable period in 2025. The decrease in total cost of revenue was the result of a decrease in thermal barrier cost of revenue offset by an increase in energy industrial cost of revenue.

Energy industrial cost of revenue increased $2.0 million, or 14%, to $16.5 million for the three months ended June 30, 2026 from $14.5 million in the comparable period in 2025. The $2.0 million increase resulted from an increase of $8.1 million in manufacturing costs, unabsorbed overheads, and other operating costs, partially offset by a decrease of $6.1 million in material costs.

Thermal barrier cost of revenue decreased $8.1 million, or 21%, to $30.1 million for the three months ended June 30, 2026 from $38.2 million in the comparable period in 2025. The $8.1 million decrease was the result of a decrease of $15.4 million in manufacturing costs and a decrease of $5.0 million in material costs partially offset by an increase of $7.0 million in costs due to the plant shut-down, and $5.3 million in costs related to the East Providence Incidents. Material costs decreased primarily due to lower volume. Manufacturing costs decreased due to lower volumes, benefits from the headcount reduction and other cost cutting efforts.

Gross Profit

	Three Months Ended June 30,
	2026		2025		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(In thousands)
Gross profit:
Energy industrial	$3,881	19%	$8,310	36%	$(4,429)	(53)%
Thermal barrier	(617)	(2)%	17,006	31%	(17,623)	(104)%
Total gross profit	$3,264	7%	$25,316	32%	$(22,052)	(87)%

Total gross profit decreased by $22.0 million, or 87%, to $3.3 million in gross profit for the three months ended June 30, 2026 from $25.3 million in the comparable period in 2025. The decrease in gross profit was the result of the $28.2 million decrease in total revenue and the inclusion of certain related costs associated with the East Providence Incidents in cost of revenue.

Research and Development Expenses

	Three Months Ended June 30,
	2026		2025		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(In thousands)
Research and development expenses	$3,195	6%	$3,794	5%	$(599)	(16)%

Research and development expenses decreased by $0.6 million, or 16%, to $3.2 million for the three months ended June 30, 2026 from $3.8 million in the comparable period in 2025. The $0.6 million decrease reflects a decrease in operating material and supplies of $0.3 million, decreases in compensation and related costs of $0.2 million, driven by a headcount reduction, and a decrease in other expenditures of $0.1 million.

Research and development expenses as a percentage of total revenue increased to 6% of total revenue for the three months ended June 30, 2026 from 5% in the comparable period in 2025.

Sales and Marketing Expenses

	Three Months Ended June 30,
	2026		2025		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(In thousands)
Sales and marketing expenses	$6,959	14%	$6,948	9%	$11	0%

Sales and marketing expenses increased by less than $0.1 million, or 0%, to $7.0 million for the three months ended June 30, 2026 from $6.9 million in the comparable period in 2025. The less than $0.1 million increase primarily reflects increases in compensation and related costs.

Sales and marketing expenses as a percentage of total revenue increased to 14% of total revenue for the three months ended June 30, 2026 from 9% in the comparable period in 2025.

General and Administrative Expenses

	Three Months Ended June 30,
	2026		2025		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(In thousands)
General and administrative expenses	$12,984	26%	$13,836	18%	$(852)	(6)%

General and administrative expenses decreased by $0.8 million, or 6%, to $13.0 million for the three months ended June 30, 2026 from $13.8 million in the comparable period in 2025. The $0.8 million decrease was primarily the result of a decrease in insurance fees of $0.8 million.

General and administrative expenses as a percentage of total revenue increased to 26% for the three months ended June 30, 2026 from 18% in the comparable period in 2025.

Restructuring and Demobilization Costs

During the three months ended March 31, 2026, we began implementing a restructuring plan to consolidate the operations of the automated fabrication facility in Mexico to improve costs. The plan included reducing our headcount in Mexico and consolidating facilities. In connection with the restructuring, we incurred $0.4 million of severance costs for headcount reduction. During the three months ended June 30, 2026 we did not incur restructuring and demobilization costs.

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

Impairment of property, plant and equipment

Impairment of property, plant and equipment costs for the three months ended June 30, 2025 of less than $1.0 million was due to impairment incurred on research and development equipment.

Loss on property damage

On April 8, 2026, an explosion occurred at our manufacturing facility in East Providence, Rhode Island. The incident related to a high temperature oven and resulted in damage to a portion of the facility’s production space and the temporary cessation of operations. On May 14, 2026, we initiated a staged restart of the facility.

During the three months ended June 30, 2026, we incurred an $8.9 million loss on property damage associated with the April 2026 Incident.

Other Income (Expense), net

	Three Months Ended June 30,
	2026		2025		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(In thousands)
Other income (expense):
Interest expense, net	(2,776)	(6)%	(3,080)	(4)%	304	(10)%
Other income	8,915	18%	—	—	8,915	NM
Total other income (expense), net	$6,139	12%	$(3,080)	(4)%	$9,219	(299)%

The $0.3 million decrease in interest expense, net for the three months ended June 30, 2026 is primarily due to the result of a decrease in interest income of $0.4 million.

During the three months ended June 30, 2026, we recorded a receivable for estimated insurance recoveries of $8.9 million within other income related to property damage resulting from the April 2026 Incident. The receivable reflects management's estimate of probable insurance recoveries associated with the net book value of damaged property, plant and equipment.

Income Tax Expense

	Three Months Ended June 30,
	2026		2025		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(In thousands)
Income tax expense	$(619)	1%	$(821)	1%	$202	25%

The $0.6 million of income tax expense for the three months ended June 30, 2026 is primarily related to an expense of $0.6 million related to our Mexican maquiladora operations. The $0.8 million of income tax expense for the three months ended June 30, 2025 is related to our Mexican maquiladora operations, in addition to a provision for state income taxes of $0.4 million.

Results of Operations

Six months ended June 30, 2026 compared to the six months ended June 30, 2025

The following tables set forth a comparison of the components of our results of operations for the periods presented:

Revenue

	Six Months Ended June 30,
	2026		2025		Change
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(In thousands)
Revenue:
Energy industrial	$41,960	48%	$52,615	34%	$(10,655)	(20)%
Thermal barrier	45,773	52%	104,132	66%	(58,359)	(56)%
Total revenue	$87,733	100%	$156,747	100%	$(69,014)	(44)%

Total revenue decreased $69.0 million, or 44%, to $87.7 million for the six months ended June 30, 2026 from $156.7 million in the comparable period in 2025. The decrease in total revenue was the result of decreases in energy industrial revenue and thermal barrier revenue.

Energy industrial revenue decreased by $10.6 million, or 20%, to $42.0 million for the six months ended June 30, 2026 from $52.6 million in the comparable period in 2025. This decrease was driven by a decrease in revenue from the global petrochemical and refinery markets of Asia, Latin America, North America, Europe, and project-based demand in the subsea market.

Energy industrial revenue for the six months ended June 30, 2026 included $10.2 million and $8.2 million from two North American distributors, in comparison to $12.3 million and $5.3 million for the comparable period of 2025.

The average selling price per square foot of our energy industrial products decreased by 5% for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The decrease in average selling price reflected a change in the mix of products sold. This decrease in average selling price had the effect of decreasing product revenue by $2.3 million for the six months ended June 30, 2026 from the comparable period in 2025.

In volume terms, energy industrial product shipments decreased by 16% as measured by square feet of our energy industrial products shipped for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The decrease in volume had the effect of decreasing product revenue by $8.3 million for the six months ended June 30, 2026 from the comparable period in 2025.

Thermal barrier revenue decreased by $58.4 million, or 56%, to $45.7 million for the six months ended June 30, 2026 from $104.1 million in the comparable period in 2025. During the six months ended June 30, 2026 and 2025, thermal barrier revenue included $34.9 million and $101.2 million from a major U.S. automotive OEM, respectively. The decrease in thermal barrier revenue was driven by a reduction in the volume of parts ordered by our OEM customer and a lower contractual component price during the period compared to the same period in the prior year. Thermal barrier revenue for the six months ended June 30, 2026 includes $8.4 million of revenue from a settlement agreement with a customer for $37.6 million for a claim for certain losses incurred arising from lower forecasted long-term demand by the customer which is being deferred and recognized as revenue over a period of approximately two years.

Cost of Revenue

	Six Months Ended June 30,
	2026		2025		Change
		Percentage of Related		Percentage of Related
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(In thousands)
Cost of revenue:
Energy industrial	$34,792	83%	$32,615	62%	$2,177	7%
Thermal barrier	45,401	99%	76,004	73%	(30,603)	(40)%
Total cost of revenue	$80,193	91%	$108,619	69%	$(28,426)	(26)%

Total cost of revenue decreased $28.4 million, or 26%, to $80.2 million for the six months ended June 30, 2026 from $108.6 million in the comparable period in 2025. The decrease in total cost of revenue was the result of a decrease in thermal barrier cost of revenue, offset by an increase in energy industrial cost of revenue.

Energy industrial cost of revenue increased $2.2 million, or 7%, to $34.8 million for the six months ended June 30, 2026 from $32.6 million in the comparable period in 2025. The $2.2 million increase resulted from an increase of $8.5 million in manufacturing costs, unabsorbed overheads and other operating costs, and an increase of $5.9 million in other related shut-down costs, partially offset by a decrease of $12.2 million in material costs due to lower volume.

Thermal barrier cost of revenue decreased $30.6 million, or 40%, to $45.4 million for the six months ended June 30, 2026 from $76.0 million in the comparable period in 2025. The $30.6 million decrease was the result of a decrease of $25.8 million due to manufacturing costs and a decrease of $20.8 million in material costs, offset by an increase of $10.7 million in costs due to the plant shut-down, and $5.3 million related to the East Providence Incidents. Material costs decreased primarily due to lower volume and operational efficiencies generating lower scrap. Manufacturing costs decreased due to lower volumes in comparison to the same period 2025, benefits from the headcount reduction, and other cost cutting efforts.

Gross Profit

	Six Months Ended June 30,
	2026		2025		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(In thousands)
Gross profit:
Energy industrial	$7,168	17%	$20,000	38%	$(12,832)	(64)%
Thermal barrier	372	1%	28,128	27%	(27,756)	99%
Total gross profit	$7,540	9%	$48,128	31%	$(40,588)	(84)%

Total gross profit decreased by $40.6 million, or 84%, to $7.5 million in gross profit for the six months ended June 30, 2026 from $48.1 million in the comparable period in 2025. The decrease in gross profit was the result of the $69.0 million decrease in total revenue and the inclusion of certain related costs associated with the East Providence Incidents in cost of revenue.

Research and Development Expenses

	Six Months Ended June 30,
	2026		2025		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(In thousands)
Research and development expenses	$5,919	7%	$8,127	5%	$(2,208)	(27)%

Research and development expenses decreased by $2.2 million, or 27%, to $5.9 million for the six months ended June 30, 2026 from $8.1 million in the comparable period in 2025. The $2.2 million decrease reflects decreases in compensation and related costs of $1.2 million, driven by a headcount reduction, a decrease in utility expenses of $0.5 million, a decrease in operating material and supplies of $0.3 million and a decrease in facility maintenance costs of $0.2 million.

Research and development expenses as a percentage of total revenue increased to 7% of total revenue for the six months ended June 30, 2026 from 5% in the comparable period in 2025.

Sales and Marketing Expenses

	Six Months Ended June 30,
	2026		2025		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(In thousands)
Sales and marketing expenses	$13,627	16%	$15,332	10%	$(1,705)	(11)%

Sales and marketing expenses decreased by $1.7 million, or 11%, to $13.6 million for the six months ended June 30, 2026 from $15.3 million in the comparable period in 2025. The $1.7 million decrease reflects decreases in compensation and related costs of $1.3 million, decreases in marketing expenses of $0.3 million, and decreases in facility related expenses of $0.2 million, offset by an increase in other expenses of $0.1 million.

Sales and marketing expenses as a percentage of total revenue increased to 16% of total revenue for the six months ended June 30, 2026 from 10% in the comparable period in 2025.

General and Administrative Expenses

	Six Months Ended June 30,
	2026		2025		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(In thousands)
General and administrative expenses	$28,275	32%	$26,870	17%	$1,405	5%

General and administrative expenses increased by $1.4 million, or 5%, to $28.3 million for the six months ended June 30, 2026 from $26.9 million in the comparable period in 2025. The $1.4 million increase was the result of a $1.9 million increase in property taxes, primarily offset by a decrease of $0.4 million due to a foreign exchange gain.

General and administrative expenses as a percentage of total revenue increased to 32% for the six months ended June 30, 2026 from 17% in the comparable period in 2025.

Restructuring and Demobilization Costs

During the three months ended March 31, 2026, we began implementing a restructuring plan to consolidate the operations of the automated fabrication facility in Mexico to improve costs. The plan included reducing our headcount in Mexico and consolidating facilities. In connection with the restructuring, we incurred $0.4 million of severance costs for headcount reduction. During the three months ended June 30, 2026, we did not incur restructuring and demobilization costs.

In February 2025, we announced and began implementing a restructuring plan to realign our operational focus to improve costs and align capital expenditure to anticipated long-term demand. The plan included reducing our headcount and ceasing construction of our previously planned Statesboro Plant. In connection with the demobilization, we are no longer pursuing our application for a loan from the Department of Energy’s Loan Programs Office and have withdrawn from the loan application process. Restructuring and demobilization costs include severance and other personnel costs of $6.0 million, facility closures and other costs associated with demobilization of $2.6 million and write-off of deferred financing costs of $6.2 million incurred in connection with pursuing financing for the construction of the plant.

Impairment of property, plant and equipment

Impairment of property, plant and equipment costs for the six months ended June 30, 2025 was due to impairment incurred of $286.6 million on our previously planned Statesboro Plant.

Loss on property damage

On April 8, 2026, an explosion occurred at our manufacturing facility in East Providence, Rhode Island. The incident related to a high temperature and oven resulted in damage to a portion of the facility’s production space and the temporary cessation of operations. On May 14, 2026, we initiated a staged restart of the facility.

During the six months ended June 30, 2026, we incurred a $8.9 million loss on property damage associated with the April 2026 Incident.

Other Income (Expense), net

	Six Months Ended June 30,
	2026		2025		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(In thousands)
Other income (expense):
Interest expense, net	(5,927)	(7)%	(5,042)	(3)%	(885)	18%
Other income	8,956	10%	1,130	1%	7,826	693%
Total other income (expense), net	$3,029	3%	$(3,912)	(2)%	$6,941	(177)%

The $0.9 million increase in interest expense, net for the six months ended June 30, 2026 is primarily due to a decrease in interest income of $1.7 million offset by a decrease of $0.8 million in interest expense from the MidCap Loan Facility and sale and leaseback transactions.

The other income decrease of $1.1 million for the six months ended June 30, 2026 is primarily due to the result of a legal settlement payment to us in the comparable period in 2025.

During the six months ended June 30, 2026, we recorded a receivable for estimated insurance recoveries of $8.9 million within other income related to property damage resulting from the April 2026 Incident. The receivable reflects management's estimate of probable insurance recoveries associated with the net book value of damaged property, plant and equipment.

Income Tax Expense

	Six Months Ended June 30,
	2026		2025		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(In thousands)
Income tax expense	$(366)	0%	$(1,897)	1%	$1,531	81%

The $0.4 million of income tax expense for the six months ended June 30, 2026 is primarily related to an expense of $0.3 million related to our Mexican maquiladora operations. The $1.9 million of income tax expense for the six months ended June 30, 2025 is related to our Mexican maquiladora operations, in addition to a provision for state income taxes of $0.4 million.

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

We believe that our June 30, 2026 cash and cash equivalents balance of $151.7 million will be sufficient to support current operating requirements and capital expenditures required to support our existing business in the energy industrial and EV markets for at least the next twelve months from the date of this Quarterly Report on Form 10-Q.

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

Primary Sources of Liquidity

Our principal sources of liquidity are currently our cash and cash equivalents, availability under the Revolving Facility of $13.2 million, and cash generated by ongoing operations. Cash and cash equivalents consist primarily of cash, money market accounts, and sweep accounts on deposit with banks. As of June 30, 2026, we had $151.7 million of unrestricted cash and cash equivalents.

Analysis of Cash Flow

	Six Months Ended
	June 30,
	2026	2025
	(In thousands)
Net cash provided by (used in):
Operating activities	$17,945	$1,702
Investing activities	(3,169)	(25,883)
Financing activities	(19,925)	(29,063)
Net decrease in cash	(5,149)	(53,244)
Cash, cash equivalents and restricted cash at beginning of period	158,570	221,276
Cash, cash equivalents and restricted cash at end of period	$153,421	$168,032

Net Cash Provided by Operating Activities

During the six months ended June 30, 2026, we generated $17.9 million in net cash in operating activities, as compared to the generation of $1.7 million in net cash during the comparable period in 2025, resulting in an increase in cash provided by operations of $16.2 million. This increase in cash provided by operations was the result of an increase in net cash generated by changes in operating assets and liabilities of $43.2 million offset by a decrease in net loss adjusted for non-cash items of $26.9 million. Cash generated by operating activities during the six months ended June 30, 2026, includes $29.2 million for settlement of a claim with a thermal barrier customer which is being deferred and recognized as revenue over a period of approximately two years.

Net Cash Used in Investing Activities

Net cash used in investing activities is for capital expenditures for machinery and equipment principally to improve the throughput, efficiency and capacity of our East Providence facility, our automated fabrication facility in Mexico and in 2025 for construction costs for the previously planned Statesboro Plant. Net cash used in investing activities for the six months ended June 30, 2026 and 2025 was $3.2 million and $25.9 million, respectively.

Net Cash Used in Financing Activities

Net cash used in financing activities for the six months ended June 30, 2026 totaled $19.9 million and consisted of cash used of $13.0 million for the repayment of the Term Loan Facility, $7.6 million in cash used for the repayment of the Revolving Facility, $3.0 million in repayments of the finance obligation under the sale and leaseback transactions, $0.2 million for payments made for employee tax withholdings associated with the vesting of RSUs, partially offset by cash received of $3.5 million borrowing from the Revolving Facility, $0.2 million in proceeds from employee stock option exercises, and $0.2 million in cash proceeds from employee stock purchase plan purchases.

Net cash used in financing activities for the six months ended June 30, 2025 totaled $29.1 million and consisted of $13.2 million in cash used for the repayment of the Revolving Facility, $13.0 million for the repayment of the Term Loan Facility, $2.4 million in repayments of the finance obligation under the sale and leaseback transactions, $0.6 million for payments made for employee tax withholdings associated with the vesting of RSUs, $0.2 million in proceeds from employee stock option exercises, and less than $0.1 million in cash used for fees and issuance costs.

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

Certain Factors That May Affect Future Results of Operations

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors, which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about: our expectations about the market for our aerogel products, in particular in the EV market, the energy infrastructure market, and other markets we target; our beliefs in the appropriateness of our assumptions, the accuracy of our estimates regarding expenses, loss contingencies, future revenues, revenue capacity, future profits, uses of cash, available credit, capital requirements, and the need for additional financing to operate our business and fund capital expenditures; the impact of new legislation on our financial statements; our expectations with respect to the financial and operational impacts from the East Providence Incidents, the recovery from the East Providence Incidents, and the staged restart of the East Providence manufacturing facility; the performance of our aerogel products; our expectation that we will be successful in obtaining, enforcing and defending our patents against competitors and that such patents are valid and enforceable; our expectations regarding decommissioning of and our plans for divesting the assets of the Statesboro Plant; our estimates of annual production capacity; beliefs about the commercial potential for our technology in the EV market; beliefs about our ability to produce and deliver products to EV customers; beliefs about our contracts with the major automotive manufacturers; our expectations about the size and timing of awarded business in the EV market, future revenues and profit margins, arising from our supply relationship and contract with automotive OEMs and our ability to win more business and increase revenue in the EV market; beliefs about the performance of our thermal barrier products in the battery systems of EVs; the current or future trends in the energy, energy infrastructure, chemical and refinery, LNG, sustainable building materials, EV thermal barrier, EV battery materials or other markets and the impact of these trends on our business; our investments in the EV market; our beliefs about the financial metrics that are indicative of our core performance; our expectations about future revenues, expenses, gross profit, net income (loss), net income (loss) per share and Adjusted EBITDA, sources and uses of cash, capital requirements and the sufficiency of our existing cash balance and available credit; our beliefs about the outcome, effects or estimated costs of current or potential litigation or their respective timing, including expected legal expense in connection with our patent enforcement actions; our expectations about future material costs and manufacturing expenses as a percentage of revenue; our expectation about the ability of the Chinese external manufacturing facilities that we engage to consistently supply the aerogel product that we order in a timely manner; our expectation to meet long-term aerogel demand by utilizing both our East Providence facility and our flexible supply strategy, including, but not limited to, using external manufacturing capabilities; our ability to manufacture the full array of our products at the East Providence facility and to meet expected customer demand; our ability to mitigate the potential impacts from the operational disruption on our business, operations and financial performance resulting from the East Providence Incidents; the effects of current and potential future tariffs on our business, our customers and our results of operations; our expectations of future gross profit and the effect of manufacturing expenses, manufacturing capacity and productivity on gross profit; our expectations about our resources and other investments in new technology and related research and development activities and associated expenses; our expectations about short and long-term (a) research and development (b) general and administrative and (c) sales and marketing expenses; our expectations regarding changes in revenue, gross profit, and cash flows; our intentions about managing capital expenditures and working capital balances; our expectations and beliefs regarding the flexibility and efficiency of the Amended MidCap Loan Facility; and our expectations about potential sources of future financing.

Words such as “may,” “will,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to, those under the heading “Risk Factors” contained in Item 1A of our Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

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

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business. As of June 30, 2026, we had unrestricted cash and cash equivalents of $151.7 million. These amounts were held for working capital and capital expansion purposes and were invested primarily in deposit accounts, money market accounts, and high-quality debt securities issued by the U.S. government via cash sweep accounts at major financial institutions in North America. Due to the short-term nature of these investments, we believe that our exposure to changes in the fair value of our cash as a result of changes in interest rates is not material.

As of June 30, 2026, we had $79.5 million of the Term Loan Facility outstanding and $10.9 million of revolving line of credit outstanding. Under the terms of the Credit Agreement, as amended by Amendment No. 1 to the Credit Agreement, the Term Loan Facility bears an interest rate equal to Term SOFR (as defined in the Credit Agreement) for a one-month interest period plus 5.00% per year, subject to a Term SOFR floor of 4.50% and a Term SOFR cap of 7.50%. Interest is paid monthly. Our Revolving Facility bears interest at the Term SOFR plus 5.10% per annum. Under the terms of the Credit Agreement, as amended by Amendment No. 1 to the Credit Agreement, the Revolving Facility is subject to a Term SOFR floor of 2.50%. Interest is paid monthly. Therefore, fluctuations in interest rates will impact our consolidated financial statements. A rising interest rate environment will increase the amount of interest paid on these loans. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on the results of our operations.

As of June 30, 2026, we had $1.7 million of restricted cash to support our outstanding letters of credit.

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

Certain of our and our subsidiaries’ transactions are denominated in currencies other than the functional currency. During the six months ended June 30, 2026 and 2025, our largest exposures to foreign exchange rates consisted primarily of the Mexican Peso against the U.S. dollar. For the six months ended June 30, 2026 and 2025 foreign exchange gains were $0.4 million and $0.8 million, respectively. The foreign currency transaction gains and losses were recorded within operating expenses on the consolidated statements of operations.

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

As of June 30, 2026, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls.

During the three months ended June 30, 2026, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 21, 2026 and June 18, 2026, the Korean IP High Court issued decisions in our appeals of the Korean Intellectual Property Trial and Appeal Board invalidity rulings against the process and composition patents we asserted in Korea against Beerenberg Services AS, Beerenberg Korea Ltd., and Bronx (China) Co., Ltd. The Court found our asserted process patent claims valid and our asserted composition patent claims invalid. We disagree with the Court’s finding regarding our composition patents, which is subject to appeal to the Korean Supreme Court.

Item 1A. Risk Factors.

The ownership of our securities involves a number of risks and uncertainties. When evaluating the Company and our business before making an investment decision regarding our securities, potential investors should carefully consider the risk factors and uncertainties described in Part I, Item 1A. “Risk Factors” of our Annual Report. Since the filing of our Annual Report, there have been no material changes in our risk factors, other than as disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

None.

(b) Use of Proceeds from Initial Public Offering of Common Stock.

Not applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

We did not repurchase any of our equity securities during the quarter ended June 30, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) 10b5-1 Trading Plans

None of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K, during the fiscal quarter ended June 30, 2026.

Item 6. Exhibits.

(a) Exhibits

10.1+	Form of Restricted Share Unit Agreement for Directors under the 2023 Equity Incentive Plan

31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

32*	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+ Management contract or compensation plan or arrangement.

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

ASPEN AEROGELS, INC.

Date: August 7, 2026	By:	/s/ Donald R. Young
Donald R. Young
President and Chief Executive Officer (principal executive officer)

Date: August 7, 2026	By:	/s/ Grant Thoele
Grant Thoele
Chief Financial Officer and Treasurer (principal financial officer)