Form 10-Q
period 2026-09-30
ASPEN AEROGELS INC
filed 2026-11-05
CIK 1145986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 3, 2026, the registrant had 83,128,438 shares of common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ASPEN AEROGELS, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2026	2025
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$145,991	$156,857
Restricted cash	508	1,713
Accounts receivable, net of allowances of $4,132 and $4,172	62,250	35,270
Inventories	29,307	38,249
Prepaid expenses and other current assets	18,514	9,964
Total current assets	256,570	242,053
Property, plant and equipment, net	82,664	98,400
Assets held for sale	27,663	32,712
Operating lease right-of-use assets	15,406	18,014
Finance lease right-of-use assets	5,254	6,131
Other long-term assets	6,553	9,369
Total assets	$394,110	$406,679
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$37,188	$13,243
Accrued expenses	31,323	12,952
Deferred revenue	20,222	1,259
Finance obligation for sale and leaseback transactions	6,133	4,443
Operating lease liabilities	2,639	3,245
Finance lease liabilities	1,935	1,768
Long-term debt - current portion	22,462	25,115
Total current liabilities	121,902	62,025
Revolving line of credit	11,203	14,346
Long-term debt	51,085	65,455
Deferred revenue long-term	4,869	—
Finance obligation for sale and leaseback transactions long-term	—	4,953
Operating lease liabilities long-term	18,846	21,138
Finance lease liabilities long-term	1,767	3,244
Total liabilities	209,672	171,161
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.00001 par value per share; 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.00001 par value per share; 250,000,000 shares authorized, 83,128,438 and 82,711,351 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	1,291,591	1,285,297
Accumulated deficit	(1,107,153)	(1,049,779)
Total stockholders’ equity	184,438	235,518
Total liabilities and stockholders’ equity	$394,110	$406,679

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(In thousands, except share and per share data)
Revenue	$85,178	$73,017	$172,911	$229,764
Cost of revenue	64,611	52,218	144,804	160,837
Gross profit	20,567	20,799	28,107	68,927
Operating expenses:
Research and development	2,480	2,494	8,399	10,621
Sales and marketing	6,772	6,553	20,399	21,885
General and administrative	13,824	13,532	42,101	40,402
Restructuring and demobilization costs	—	1,568	427	16,296
Impairment of property, plant and equipment	—	—	—	287,567
Loss on property damage	—	—	8,910	—
Loss on disposal of property, plant and equipment	4,612	—	4,612	—
Total operating expenses	27,688	24,147	84,848	376,771
Loss from operations	(7,121)	(3,348)	(56,741)	(307,844)
Other income (expense)
Interest expense, net	(2,698)	(2,973)	(8,625)	(8,015)
Other income	2	581	8,959	1,711
Total other income (expense)	(2,696)	(2,392)	334	(6,304)
Loss before income taxes	(9,817)	(5,740)	(56,407)	(314,148)
Income tax expense	(602)	(594)	(967)	(2,491)
Net loss	$(10,419)	$(6,334)	$(57,374)	$(316,639)
Net loss per share:
Basic and diluted	$(0.13)	$(0.08)	$(0.69)	$(3.85)
Weighted-average common shares outstanding:
Basic and diluted	83,069,919	82,399,599	82,902,833	82,216,027

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Value	Shares	Value
Balance at December 31, 2025	—	$—	82,711,351	$—	$1,285,297	$(1,049,779)	$235,518
Net loss	—	—	—	—	—	(23,691)	(23,691)
Stock-based compensation expense	—	—	—	—	1,866	—	1,866
Vesting of restricted stock units	—	—	114,252	—	(196)	—	(196)
Balance at March 31, 2026	—	$—	82,825,603	$—	$1,286,967	$(1,073,470)	$213,497
Net loss	—	—	—	—	—	(23,264)	(23,264)
Stock-based compensation expense	—	—	—	—	1,867	—	1,867
Proceeds from employee stock option exercises	—	—	57,906	—	198	—	198
ESPP	—	—	51,119	—	172	—	172
Vesting of restricted stock units	—	—	53,712	—	(7)	—	(7)
Balance at June 30, 2026	—	$—	82,988,340	$—	$1,289,197	$(1,096,734)	$192,463
Net loss	—	—	—	—	—	(10,419)	(10,419)
Stock-based compensation expense	—	—	—	—	1,644	—	1,644
Proceeds from employee stock option exercises	—	—	134,679	—	761	—	761
Vesting of restricted stock units	—	—	5,419	—	(11)	—	(11)
Balance at September 30, 2026	—	$—	83,128,438	$—	$1,291,591	$(1,107,153)	$184,438

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Value	Shares	Value
Balance at December 31, 2024	—	$—	82,040,468	$—	$1,274,932	$(660,227)	$614,705
Net loss	—	—	—	—	—	(301,249)	(301,249)
Stock-based compensation expense	—	—	—	—	1,952	—	1,952
Vesting of restricted stock units	—	—	133,890	—	(556)	—	(556)
Issuance costs from offering of common stock	—	—	—	—	(18)	—	(18)
Balance at March 31, 2025	—	$—	82,174,358	$—	$1,276,310	$(961,476)	$314,834
Net loss	—	—	—	—	—	(9,056)	(9,056)
Stock-based compensation expense	—	—	—	—	2,815	—	2,815
Vesting of restricted stock units	—	—	15,151	—	(46)	—	(46)
Proceeds from employee stock option exercises	—	—	63,773	—	231	—	231
Issuance costs from offering of common stock	—	—	—	—	(10)	—	(10)
Balance at June 30, 2025	—	$—	82,253,282	$—	$1,279,300	$(970,532)	$308,768
Net loss	—	—	—	—	—	(6,334)	(6,334)
Stock-based compensation expense	—	—	—	—	2,183	—	2,183
Vesting of restricted stock units	—	—	24,286	—	(69)	—	(69)
Proceeds from employee stock option exercises	—	—	285,236	—	1,185	—	1,185
Balance at September 30, 2025	—	$—	82,562,804	$—	$1,282,599	$(976,866)	$305,733

See accompanying notes to unaudited consolidated financial statements.

ASPEN AEROGELS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
	(In thousands)
Cash flows from operating activities:
Net loss	$(57,374)	$(316,639)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	14,635	16,981
Amortization of debt issuance costs	4,996	2,563
Loss on property damage	8,910	—
Loss on disposal of property, plant and equipment	4,612	—
Insurance recoveries	(8,910)	—
Provision for bad debt	(26)	28
Stock-based compensation expense	5,378	6,950
Impairment of property, plant and equipment	—	288,019
Deferred taxes	(837)	—
Reduction in the carrying amount of operating lease right-of-use assets	3,454	2,672
Changes in operating assets and liabilities:
Accounts receivable	(26,954)	39,927
Inventories	8,942	4,514
Prepaid expenses and other assets	(5,195)	14,421
Accounts payable	25,223	(15,730)
Accrued expenses	18,514	(20,910)
Deferred revenue	23,832	(1,375)
Operating lease and other liabilities	(5,008)	(4,684)
Net cash provided by operating activities	14,192	16,737
Cash flows from investing activities:
Capital expenditures	(7,916)	(34,985)
Insurance proceeds from property damage	8,910	—
Net cash provided by (used in) investing activities	994	(34,985)
Cash flows from financing activities:
Proceeds from employee stock option exercises	959	1,416
Repayment of lease and other finance obligations	(4,573)	(3,813)
Payments made for employee restricted stock tax withholdings	(215)	(671)
Repayment of revolving line of credit	(7,600)	(28,000)
Borrowing from revolving line of credit	3,500	—
Repayment of term loan	(19,500)	(19,500)
Fees and issuance costs from offering of common stock	—	(28)
Proceeds from employee stock purchase plan	172	—
Net cash used in financing activities	(27,257)	(50,596)
Net decrease in cash, cash equivalents and restricted cash	(12,071)	(68,844)
Cash, cash equivalents and restricted cash at beginning of period	158,570	221,276
Cash, cash equivalents and restricted cash at end of period	$146,499	$152,432
Supplemental disclosures of cash flow information:
Interest paid	$6,459	$9,626
Income taxes paid	$272	$3,732
Supplemental disclosures of non-cash activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	548	24
Changes in accrued capital expenditures	$(1,278)	$(10,092)

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

The Company maintains its corporate offices in Northborough, Massachusetts. The Company has five wholly owned subsidiaries: Aspen Aerogels Rhode Island, LLC (Aspen RI), Aspen Aerogels Germany, GmbH, Aspen Aerogels Georgia, LLC (Aspen Georgia), Aspen Aerogels Mexico Holdings, LLC (Aspen Mexico), and OPE Manufacturer Mexico S de RL de CV (OPE), a maquiladora located in Mexico. OPE was established under an agreement between the Company and Prodensa Servicios de Consultora (Prodensa) during 2022 to assemble thermal barrier PyroThin products and operate an automated fabrication facility for PyroThin. Pursuant to the agreement, Prodensa owned OPE and charged a management fee, and the Company had an option to purchase OPE from Prodensa after a period of 18 months. The Company subsequently purchased OPE during 2025 for a nominal value in accordance with the terms of the agreement. During the period between inception and the exercise of the option to purchase OPE, OPE operations were consolidated within the Company's financial statements as OPE was a variable interest entity with the Company as the primary beneficiary. The purchase of OPE was accounted for as an equity transaction.

Liquidity

During the nine months ended September 30, 2026, the Company incurred a net loss of $57.4 million, generated $14.2 million of cash from operations and $1.0 million of cash for investing activities. The Company had unrestricted cash and cash equivalents of $146.0 million as of September 30, 2026.

On August 19, 2024, the Company and Aspen RI (each, a Borrower and collectively, the Borrowers) entered into a Credit, Security and Guaranty Agreement (the Credit Agreement and the facilities provided thereunder, collectively, the MidCap Loan Facility) with MidCap Funding IV Trust, as agent (the Agent), MidCap Financial Trust, as term loan servicer (the Term Loan Servicer), and the financial institutions or other entities from time to time party thereto as lenders (the Lenders), with respect to the MidCap Loan Facility, which is comprised of (i) the Term Loan Facility in an aggregate principal amount of $125.0 million (the Term Loan Facility) and (ii) the Revolving Facility in an aggregate principal amount not to exceed the lesser of $100.0 million and the value of the borrowing base (defined as the sum of (x) 85% of certain eligible accounts of the Borrowers and (y) the lesser of 85% of the NOLV (as defined in the Credit Agreement) or 85% of the cost of certain eligible inventory of the Borrowers (the Borrowing Base) (the Revolving Facility)). At closing of the transactions contemplated by the Credit Agreement, the Company drew $125.0 million from the Term Loan Facility and $43.0 million from the Revolving Facility. The proceeds of the borrowings at closing, net of fees and costs, were used to repurchase the Company's outstanding convertible note issued to Wood River Capital, LLC, an entity affiliated with Koch Strategic Platforms, LLC, for $150.0 million and for general corporate purposes. The amount available to the Company at September 30, 2026 under the Revolving Facility was $22.2 million.

On May 6, 2025, the Credit Agreement was amended to add Aspen Georgia as a Borrower and to amend the minimum Liquidity, the minimum EBITDA and the Liquidity amount trigger for a Cash Dominion Event (each as defined in the Amended MidCap Loan Facility which is defined in Note (7)).

On December 16, 2025, the Credit Agreement was further amended to change the applicable minimum Liquidity threshold and to entirely remove the minimum EBITDA financial maintenance covenant. As of September 30, 2026, the Company is in compliance with the financial covenants set forth in the Amended MidCap Loan Facility. See Note (7) for further details.

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

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission on March 13, 2026, as amended on March 23, 2026 (the Annual Report).

In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments that are of a normal recurring nature and necessary for the fair statement of the Company’s financial position as of September 30, 2026 and the results of its operations and stockholders’ equity for the three and nine months ended September 30, 2026 and 2025 and the cash flows for the nine-month periods then ended. The Company has evaluated subsequent events through the date of this filing.

The Company’s results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or any other period.

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

Restricted Cash

As of September 30, 2026, the Company had $0.5 million of restricted cash to support its outstanding letters of credit.

Concentration of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of accounts receivable. The Company’s customers are primarily insulation distributors, insulation contractors, insulation fabricators and select energy and automotive end-users located throughout the world. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral to secure accounts receivable. The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of accounts receivable. The Company reviews the allowance for doubtful accounts quarterly. During each of the nine months ended September 30, 2026 and 2025, the Company recorded an increase in the allowance for estimated customer uncollectible accounts receivable of less than $0.1 million.

For the nine months ended September 30, 2026 and 2025, two customers represented 50% and 72% of total revenue, respectively.

At September 30, 2026, the Company had one customer that accounted for 47% of accounts receivable. At December 31, 2025, the Company had two customers which accounted for 41% and 13% of accounts receivable, respectively.

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

Standards Implemented Since December 31, 2025

The Company has not implemented any accounting standards that had a material impact on its consolidated financial statements during the nine months ended September 30, 2026.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. The Company did not have any contracts outstanding at December 31, 2025 and did not enter into any contracts during the nine months ended September 30, 2026 that contained a significant financing component.

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

The Company estimates the amount of its sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related revenue is recognized. The Company currently estimates return liabilities using trailing historical rates of return, current quarter credit sales, and specific items of exposure on a contract-by-contract basis. Sales return reserves were approximately $0.3 million as of each of September 30, 2026 and December 31, 2025.

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

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical region and source of revenue for the periods presented:

	Three Months Ended September 30,
	2026			2025
	U.S.	International	Total	U.S.	International	Total
	(In thousands)
Geographical region
Asia	$—	$8,362	$8,362	$—	$6,402	$6,402
Canada	—	236	236	—	461	461
Europe	—	23,461	23,461	—	4,931	4,931
Latin America	—	1,262	1,262	—	3,253	3,253
U.S.	51,857	—	51,857	57,970	—	57,970
Total revenue	$51,857	$33,321	$85,178	$57,970	$15,047	$73,017

Source of revenue
Energy industrial	$14,546	$25,375	$39,921	$13,547	$10,758	$24,305
Thermal barrier	37,311	7,946	45,257	44,423	4,289	48,712
Total revenue	$51,857	$33,321	$85,178	$57,970	$15,047	$73,017

	Nine Months Ended September 30,
	2026			2025
	U.S.	International	Total	U.S.	International	Total
	(In thousands)
Geographical region
Asia	$—	$17,440	$17,440	$—	$22,120	$22,120
Canada	—	501	501	—	2,466	2,466
Europe	—	39,264	39,264	—	13,733	13,733
Latin America	—	2,338	2,338	—	46,792	46,792
U.S.	113,368	—	113,368	144,653	—	144,653
Total revenue	$113,368	$59,543	$172,911	$144,653	$85,111	$229,764

Source of revenue
Energy industrial	$41,131	$40,750	$81,881	$40,157	$36,763	$76,920
Thermal barrier	72,237	18,793	91,030	104,496	48,348	152,844
Total revenue	$113,368	$59,543	$172,911	$144,653	$85,111	$229,764

Contract Balances

The following table presents changes in the Company’s contract liabilities during the nine months ended September 30, 2026:

	Balance at December 31, 2025	Additions	Deductions	Balance at September 30, 2026
	(In thousands)
Contract liabilities
Deferred revenue
Energy industrial	$1,259	$11,004	$(11,516)	$747
Thermal barrier	—	29,212	(9,737)	19,475
Deferred revenue long-term
Thermal barrier	—	14,606	(9,737)	4,869
Total contract liabilities	$1,259	$54,822	$(30,990)	$25,091

During the nine months ended September 30, 2026, the Company recognized $1.3 million of revenue that was included in deferred revenue as of December 31, 2025.

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

(4) Inventories

Inventories consist of the following:

	September 30,	December 31,
	2026	2025
	(In thousands)
Raw materials	$6,981	$8,179
Work in process	11,424	5,522
Finished goods	10,902	24,548
Total	$29,307	$38,249

(5) Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	September 30,	December 31,	Useful
	2026	2025	life
	(In thousands)
Construction in progress	$12,061	$9,258	—
Buildings	27,044	27,045	30 years
Machinery and equipment	216,093	224,619	3-10 years
Computer equipment and software	7,847	7,760	3 years
Leasehold improvements	24,744	25,561	Shorter of useful life or lease term
Total	287,789	294,243
Accumulated depreciation	(205,125)	(195,843)
Property, plant and equipment, net	$82,664	$98,400

Depreciation expense was $14.6 million and $17.0 million for the nine months ended September 30, 2026 and 2025, respectively.

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

In February 2025, as part of a restructuring plan, the Company decided to cease construction at its previously planned aerogel manufacturing facility in Statesboro, Georgia (the Statesboro Plant) and demobilize the site. In connection with the same, the Company adjusted the construction in progress balance to its fair value and recorded impairment charges of $286.6 million during the three months ended March 31, 2025. The Company plans to divest the assets of the Statesboro Plant through broker-assisted sales. At September 30, 2025, certain of the assets of the Statesboro Plant met the criteria to be classified as held for sale and are separately classified on the balance sheet. At December 31, 2025, the remaining assets of the Statesboro Plant met the criteria to be classified as held for sale. Assets classified as held for sale had carrying values of $32.7 million and $27.7 million at December 31, 2025 and September 30, 2026, respectively. During the year ended December 31, 2025 and the nine months ended September 30, 2026, the Company recorded charges of $18.2 million and $4.5 million, respectively, to remeasure the assets to fair value less cost to sell. These charges were included in loss on disposal of property, plant and equipment in the consolidated statements of operations. The construction in progress balance at September 30, 2026 and December 31, 2025 does not include any balance for the Statesboro Plant.

During the second quarter of fiscal year 2025, the Company implemented additional actions under the restructuring plan, which included headcount reduction and rationalizing research and development programs. As a result of the restructuring plan, the Company recorded impairment charges of $1.0 million during the year ended December 31, 2025, which are included in impairment of property, plant and equipment in the consolidated statements of operations.

During the fourth quarter of fiscal year 2025, a large Thermal Barrier customer notified the Company of its lower forecasted long-term demand requirements and requested the Company submit a claim for certain losses incurred. Further, EV adoption rates are expected to be lower following the termination in the United States of certain consumer tax incentives for EV purchases. These developments have caused the Company to reassess its capacity requirements. In connection with the same, the Company revised the useful lives of certain assets to align utilization with the revised expected demand and recognized accelerated depreciation of $22.2 million. Additionally, the Company recognized $3.6 million of impairment related to construction in progress assets that are no longer needed due to the lower forecasted demand. The Company submitted the claim with the Thermal Barrier customer in November 2025. During the three months ended March 31, 2026, the claim was settled for $37.6 million which is being deferred and recognized as revenue over approximately a two-year period starting from the settlement date. During the three and nine months ended September 30, 2026, the Company recognized $4.9 million and $13.2 million as revenue, respectively. The settlement amount was received in March 2026.

Fair value of long-lived assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals or other market indicators and management estimates. As such, the Company has determined that the fair value measurements of long-lived assets principally fall in Level 2 of the fair value hierarchy.

(6) Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2026	2025
	(In thousands)
Employee compensation	$13,328	$2,929
Insurance proceeds	6,090	-
Other accrued expenses	11,905	10,023
Total	$31,323	$12,952

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

Under Amendment No. 1, Aspen Georgia became a borrower under the Amended MidCap Loan Facility and has (a) guaranteed the obligations of the Credit Parties (as defined in the Amended MidCap Loan Facility (defined below)) and (b) granted the Agent for the benefit of the Lenders a lien on substantially all of its existing and after-acquired assets, in each case, subject to customary exceptions.

As a result of Amendment No. 1, the applicable margin under the MidCap Loan Facility was amended such that upon the effectiveness of Amendment No. 1, (a) (i) Loans borrowed under the Term Loan Facility will bear an interest rate equal to Term SOFR for a one-month interest period plus 5.00% per year, subject to a Term SOFR floor of 4.50% and a Term SOFR cap of 7.50% and (ii) Loans borrowed under the Revolving Facility will bear an interest rate equal to Term SOFR for a one-month interest period plus 5.10% per year, subject to a Term SOFR floor of 2.50%, in each case of (i) and (ii), until the first Pricing Date (as defined in the Amended MidCap Loan Facility as the date five business days after the delivery of a compliance certificate to the Agent for the most recently ended fiscal quarter) after September 30, 2026 and (b) on such first Pricing Date and as thereafter adjusted on each Pricing Date (i) Loans borrowed under the Term Loan Facility will bear interest equal to Term SOFR for one-month interest period plus a margin equal to (x) if the recently reported EBITDA (as defined in the Amended MidCap Loan Facility) is equal to or above $50 million, 4.50% or (y) if the recently reported EBITDA is below $50 million, 5.00%, in each case of (x) and (y), subject to a Term SOFR floor of 4.50% and a Term SOFR cap of 7.50%, and (ii) Loans borrowed under the Revolving Facility will bear an interest rate equal to Term SOFR for a one-month interest period plus a margin equal to (x) if the recently reported EBITDA is equal to or above $50 million, 4.60% or (y) if the recently reported EBITDA is below $50 million, 5.10%, in each case of (x) and (y), subject to a Term SOFR floor of 2.50%. The schedule for amortization of principal of the Term Loan Facility (which remains payable on the last day of each fiscal quarter with remaining principal amount payable on the maturity date) was also updated with new amounts as set forth in the Amended MidCap Loan Facility.

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

In addition, the mandatory prepayment provisions were revised to make clear that any mandatory prepayment of the loans under the Amended MidCap Loan Facility made with proceeds of an asset sale will be used to reduce the Company’s required amortization payments in direct order of maturity, and the basket for making permitted acquisitions under the Amended MidCap Loan Facility was reduced. The Borrowers are required to pay the Lenders a remaining exit fee of $7.5 million on the maturity date.

The Term Loan Facility consists of the following:

	September 30,	December 31,
	2026	2025
	(In thousands)
Term loan	$73,000	$92,500
Exit fee	3,288	1,152
Term loan issuance costs	(2,741)	(3,082)
Total debt	$73,547	$90,570
Current portion	22,462	25,115
Long-term portion	51,085	65,455

The Revolving Facility consists of the following:

	September 30,	December 31,
	2026	2025
	(In thousands)
Revolving line of credit	$10,900	$15,000
Exit fee	858	45
Revolving line of credit issuance costs	(555)	(699)
Total debt	$11,203	$14,346

During the three months ended March 31, 2026, the Company repaid $7.6 million under the Revolving Facility and during the nine months ended September 30, 2026, the Company borrowed $3.5 million under the Revolving Facility. The amount available to the Company at September 30, 2026 under the Revolving Facility was $22.2 million.

(8) Commitments and Contingencies

Cloud Computing Agreement

The Company is party to multiple cloud computing agreements that are service contracts for enterprise resource planning (ERP) software programs and payroll services. The amortization period of the cloud computing agreement for the previous ERP software program was adjusted during the year ended December 31, 2024 to align with implementation of the new ERP software and is now fully amortized. The amortization of the new ERP software began on January 1, 2026, and is being amortized over a period of five years.

The amortization associated with the payroll services agreement began in 2024 and is being amortized over a period of five years.

The capitalized implementation costs are classified on the consolidated balance sheets as follows:

	September 30,	December 31,
	2026	2025
	(In thousands)
Cloud computing costs included in other current assets	$1,362	$37
Cloud computing costs included in other assets	6,821	8,709
Amortization of cloud computing costs	(2,388)	(1,621)
Total capitalized cloud computing costs	$5,795	$7,125

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

Letters of Credit

The Company has provided certain customers with letters of credit securing obligations under commercial contracts. As of September 30, 2026, the Company had $0.5 million of restricted cash to support its outstanding letters of credit. The Company had letters of credit outstanding of $1.7 million at December 31, 2025 and these letters of credit were secured by the Company’s restricted cash.

Federal, State and Local Environmental Regulations

The Company is subject to federal, state and local environmental laws and regulations. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation. Penalties may be imposed for noncompliance.

Litigation

The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. See Part II, Item 1 “Legal Proceedings” of this Quarterly Report on Form 10-Q and Part I, Item 3, “Legal Proceedings,” of our Annual Report for a description of certain of the Company’s current legal proceedings. The Company is not presently a party to any litigation for which it believes a loss is probable requiring an amount to be accrued or a possible loss contingency requiring disclosure.

Purchase Commitments

As of September 30, 2026, the Company had purchase commitments of approximately $8.6 million, which included capital commitments of $2.7 million. Purchase commitments related to capital expenditures are anticipated to be spent over the next three years, while the Company's remaining purchase commitments are anticipated to be spent during the remainder of 2026.

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

The Company recorded warranty expense of $0.3 million during the nine months ended September 30, 2026 and $0.7 million during the nine months ended September 30, 2025.

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

Maturities of operating and finance lease liabilities as of September 30, 2026 are as follows:

Year	Operating Leases	Finance Leases
	(In thousands)
2026 (excluding the nine months ended September 30, 2026)	1,338	545
2027	4,813	2,881
2028	4,709	370
2029	4,545	152
2030	4,553	105
Thereafter	11,166	—
Total lease payments	31,124	4,053
Less imputed interest	(9,639)	(350)
Total lease liabilities	$21,485	$3,703

The Company incurred operating lease costs of $4.5 million and $4.9 million during the nine months ended September 30, 2026 and 2025, respectively. Cash payments related to operating lease liabilities were $4.5 million and $4.7 million during the nine months ended September 30, 2026 and 2025, respectively.

The Company incurred finance lease costs of $1.0 million and $0.8 million during the nine months ended September 30, 2026 and 2025, respectively. Cash payments related to finance lease liabilities were $1.6 million and $1.4 million during the nine months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026, the weighted average remaining lease term for operating leases was 6.4 years and the weighted average discount rate for operating leases was 12.1%.

As of September 30, 2026, the weighted average remaining lease term for finance leases was 1.8 years and the weighted average discount rate for finance leases was 10.1%.

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

The outstanding finance obligation balance as of September 30, 2026 was $6.1 million. Maturities of finance obligations for sale and leaseback at September 30, 2026 are as follows:

Year	Finance Obligation
(In thousands)
2026 (excluding the nine months ended September 30, 2026)	1,400
2027	5,279
Total lease payments	6,679
Less imputed interest	(546)
Total lease liabilities	$6,133

(10) Stock-Based Compensation

During the nine months ended September 30, 2026, the Company granted 382,441 restricted stock units (RSUs) with an aggregate grant date fair value of $1.3 million, non-qualified stock options (NSOs) to purchase 517,961 shares of common stock with an aggregate grant date fair value of $1.3 million and 764,886 performance share units (PSUs) with an aggregate grant date fair value of $4.2 million to employees under its equity incentive plans. The RSUs and NSOs granted to employees will typically vest over a three-year period, subject to continued service. Vesting of any performance share units so earned generally is also contingent upon the grantee’s continued employment (or other service) with the Company through the third anniversary of the date of grant.

During the nine months ended September 30, 2026, the Company also granted RSUs that vest over a period of three years which are settled in cash. The Company has accounted for the RSUs settled in cash as liability-classified awards and accordingly changes in the market value of the instruments will be recorded to cost of revenue or operating expense, as applicable, over the vesting period of the award. The fair value of a liability-classified award is determined on a quarterly basis beginning at the grant date until final vesting. These awards will be settled on the vesting dates and the maximum liability is capped at 200% of the fair value of the award at the grant date. During the three and nine months ended September 30, 2026, the Company incurred expenses of $0.6 million and $2.8 million, respectively, for the liability-classified awards. During the three and nine months ended September 30, 2025, the Company incurred expenses of $0.5 million and $1.0 million, respectively, for the liability-classified awards. At September 30, 2026 and December 31, 2025, the fair value of these awards was $3.0 million and $0.5 million, respectively.

During the nine months ended September 30, 2026, the Company also granted 51,850 RSUs with a grant date fair value of $0.3 million and NSOs to purchase 43,530 shares of common stock with a grant date fair value of $0.2 million to its non-employee directors under the 2023 Plan (as defined below). The RSUs and NSOs granted to non-employee directors will typically vest over a one-year period.

The Company’s stockholders approved the Aspen Aerogels Amended and Restated 2023 Equity Incentive Plan (the 2023 Plan) at the Company's 2025 Annual Meeting of Stockholders held on April 30, 2025 (the 2025 Annual Meeting). The 2023 Plan was previously approved by the Company’s Board of Directors (the Board). As amended and restated, the number of shares of the Company’s common stock reserved for issuance under the 2023 Plan was increased by 3,850,000 shares to 16,971,994 shares and the term of the 2023 Plan was extended until April 29, 2035. As of September 30, 2026, 5,226,991 shares of common stock were reserved for issuance upon the exercise or vesting of outstanding stock-based awards granted under the Company’s equity incentive plans. Any cancellations or forfeitures of awards outstanding under the 2023 Plan, the Company's 2014 Employee, Director and Consultant Equity Incentive Plan or the Company's 2001 Equity Incentive Plan, as amended, will result in the shares reserved for issuance pursuant to such awards becoming available for grant under the 2023 Plan. As of September 30, 2026, the Company has either reserved in connection with statutory tax withholdings or issued a total of 7,118,956 shares under the Company’s equity incentive plans. As of September 30, 2026, there were 4,626,047 shares of common stock available for future grant under the 2023 Plan.

At the 2025 Annual Meeting, the Company’s stockholders also approved the Aspen Aerogels Employee Stock Purchase Plan (the ESPP). The ESPP was previously approved by the Board. The objective of the ESPP is to offer eligible employees of the Company and its designated subsidiaries the ability to purchase shares of the Company’s common stock at a 15% discount from the fair market value of the stock as determined on specific dates at six-month intervals, subject to various limitations under the ESPP. 4,000,000 shares of the Company’s common stock are authorized for issuance under the ESPP. The offering periods for the ESPP generally start on the first trading day on or after June 1st and December 1st of each year. The first offering period for the ESPP commenced on the first trading day after June 1, 2025 and ended on November 30, 2025, the second offering period commenced on the first trading day after December 1, 2025 and ended on May 31, 2026, and the third offering period commenced on June 1, 2026 and will end on November 30, 2026. During the three and nine months ended September 30, 2026, less than $0.1 million and $0.1 million of stock-based compensation was recognized for the ESPP, respectively. During each of the three and nine months ended September 30, 2025, less than $0.1 million of stock-based compensation was recognized for the ESPP. As of September 30, 2026, there were 3,884,611 shares of common stock available for future issuance under the ESPP.

Stock-based compensation is included in cost of revenue or operating expenses, as applicable, and consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Cost of product revenue	$89	$223	$373	$384
Research and development expenses	$116	(188)	869	226
Sales and marketing expenses	$448	560	1,697	1,545
General and administrative expenses	$1,563	2,047	5,280	5,772
Total stock-based compensation	$2,216	$2,642	$8,219	$7,927

The Company recognizes forfeitures on share-based payments as they occur. During the three and nine months ended September 30, 2026 total stock-based compensation includes $0.5 million and $0.6 million for forfeitures recorded, respectively. During the three and nine months ended September 30, 2025, total stock-based compensation included ($1.2) million and ($2.9) million for forfeitures recorded, respectively.

(11) Net Loss Per Share

The computation of basic net loss per share consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(In thousands, except share and per share data)
Numerator:
Net loss	$(10,419)	$(6,334)	$(57,374)	$(316,639)
Denominator:
Weighted average shares outstanding, basic and diluted	83,069,919	82,399,599	82,902,833	82,216,027
Net loss per share, basic and diluted	$(0.13)	$(0.08)	$(0.69)	$(3.85)

Potentially dilutive common shares that were excluded from the computation of diluted net loss per share because they were anti-dilutive consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Common stock options	3,545,570	3,760,031	3,545,570	3,760,031
Restricted common stock units	467,596	904,059	467,596	904,059
Total	4,013,166	4,664,090	4,013,166	4,664,090

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

(12) Income Taxes

The Company incurred net operating losses for the three and nine months ended September 30, 2026 and 2025. The net operating losses are related to the U.S., therefore the Company recorded a full valuation allowance against net U.S. deferred tax assets for all prior periods. The Company recorded $0.6 million and $1.0 million of income tax expense for the three and nine months ended September 30, 2026, respectively. The income tax expense for both the three and nine months ended September 30, 2026 is primarily related to the Company's Mexican maquiladora operations. During the three and nine months ended September 30, 2025, the Company recorded $0.6 million and $2.5 million of income tax expense, respectively. The income tax expense for both the three and nine months ended September 30, 2025 is related to the Company's Mexican maquiladora operations of $0.7 million and $2.2 million, respectively. In addition, state income tax provisions of ($0.1) million and $0.3 million were recorded for the three and nine months ended September 30, 2025, respectively.

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

Summarized below are the Revenue, Cost of Goods Sold and Segment Operating Loss for each reporting segment:

	Revenue		Cost of Goods Sold		Revenue		Cost of Goods Sold
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2026	2025	2026	2025	2026	2025	2026	2025
	(In thousands)				(In thousands)
Energy industrial	$39,921	$24,305	$24,352	$15,434	$81,881	$76,920	$59,145	$48,049
Thermal barrier	45,257	48,712	40,259	36,784	91,030	152,844	85,659	112,788
Total	$85,178	$73,017	$64,611	$52,218	$172,911	$229,764	$144,804	$160,837

	Segment Operating Loss
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Energy industrial	$15,569	$8,871	$22,736	$28,871
Thermal barrier	4,998	11,928	5,371	40,056
Total	$20,567	$20,799	$28,107	$68,927
Corporate expenses	23,076	22,579	70,899	72,908
Restructuring and demobilization costs	—	1,568	427	16,296
Impairment of property, plant and equipment	—	—	—	287,567
Loss on property damage	—	—	8,910	—
Loss on disposal of property, plant and equipment	4,612	—	4,612	—
Operating loss	(7,121)	(3,348)	(56,741)	(307,844)
Other income (expense), net	(2,696)	(2,392)	334	(6,304)
Income tax expense	(602)	(594)	(967)	(2,491)
Net loss	$(10,419)	$(6,334)	$(57,374)	$(316,639)

	Depreciation Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Energy industrial	$2,122	$2,376	$7,038	$8,086
Thermal barrier	$2,840	3,016	$7,597	8,895
Consolidated depreciation expense	$4,962	$5,392	$14,635	$16,981

	Total Assets
	September 30,	December 31,
	2026	2025
	(In thousands)
Energy industrial	$72,131	$93,111
Thermal barrier	90,033	69,550
Total assets of reportable segments	162,164	162,661
Construction in progress and held for sale	39,724	41,970
All other corporate assets	192,222	202,048
Total assets	$394,110	$406,679

(14) Restructuring and Demobilization Costs

During the three months ended March 31, 2026, the Company began implementing a restructuring plan to consolidate the operations of the automated fabrication facility in Mexico to improve costs. The plan included reducing the Company’s headcount in Mexico and consolidating facilities. In connection with the restructuring, the Company announced headcount reduction in February 2026. During the three months ended September 30, 2026, there was no headcount reduction relating to restructuring.

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

	Restructuring and Demobilization Costs
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Severance and other personnel costs	$—	$1,284	$427	$7,266
Demobilization costs	—	284	—	2,857
Deferred financing costs write-off	—	—	—	6,173
Total	$—	$1,568	$427	$16,296

(15) East Providence Incidents

In January 2026, there was a fire at the Company's manufacturing facility in East Providence, Rhode Island (the January 2026 Incident). The January 2026 Incident damaged one of the Company's emissions control units and rendered it inoperable.

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

The total amount of losses associated with the East Providence Incidents, including business interruption, cannot be reasonably estimated at this time. The Company maintains property damage and business interruption insurance coverage and expects certain losses resulting from the East Providence Incidents to be recoverable under its insurance policies, subject to policy terms, conditions, and deductibles.

During the six months ended June 30, 2026, the Company recognized a loss of $8.9 million related to damaged property, plant and equipment resulting from the East Providence Incidents, which is included in loss on property damage within operating expenses in the accompanying consolidated statements of operations. The Company also recognized $8.9 million of other income during the six months ended June 30, 2026 related to insurance recoveries for the damaged assets and established an insurance recovery receivable of $8.9 million as of June 30, 2026. During the three months ended September 30, 2026, the Company received $15.0 million of insurance proceeds related to the East Providence Incidents. Of the proceeds received, $8.9 million was applied against the previously recognized insurance recovery receivable and the remaining $6.1 million was deferred and is included in accrued expenses in the accompanying consolidated balance sheets. Additional insurance recoveries associated with the East Providence Incidents will be recognized when realization of such recoveries is deemed probable and reasonably estimable.

During the three and nine months ended September 30, 2026, the Company incurred approximately $15.1 million and $20.5 million, respectively, of incremental costs associated with the East Providence Incidents. These costs are reflected in the accompanying consolidated statements of operations primarily within cost of revenue.

(16) Subsequent Events

The Company has evaluated subsequent events through November 5, 2026, the date of issuance of the consolidated financial statements for the three and nine months ended September 30, 2026.

On October 9, 2026, the Company agreed to a commercial settlement with a customer in the amount of $6.0 million. The Company is in the process of evaluating the financial statement impacts of this agreement, including the timing of recognition and appropriate income statement classification.

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

We have entered into multi-year production contracts with a number of automotive EV original equipment manufacturer (OEM) customers to supply fabricated, multi-part thermal barriers for use in the battery systems of their EV models. These customers include General Motors LLC (GM), Toyota, Scania, Automotive Cells Company, which is a battery cell joint venture between Stellantis N.V., Saft-TotalEnergies and Mercedes-Benz (collectively, ACC), Volvo, and Volvo Trucks. We are currently supplying thermal barrier production parts to GM, Toyota, and ACC, and thermal barrier prototype parts to a number of global manufacturers of EVs and battery energy storage systems. During 2025, 2024 and 2023, we sold $168.9 million, $306.8 million and $110.1 million, respectively, of our PyroThin thermal barriers, primarily to GM.

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

On April 8, 2026, an explosion occurred at our manufacturing facility in East Providence, Rhode Island. The incident related to a high temperature oven and resulted in damage to a portion of the facility’s production space and the temporary cessation of operations (the April 2026 Incident). On May 14, 2026, we initiated a staged restart of the facility and we are proceeding with a phased ramp-up of production. We have progressed toward restoring production capability at the facility and are aiming for completion in the first half of 2027. To date, we believe we have mitigated any significant commercial impact of the disruption by working through existing inventory, leveraging the capacity of our external manufacturing facility, and resuming limited production at our East Providence facility. However, our ability to continue to mitigate the impacts of the disruption assumes that the staged restart of our East Providence manufacturing facility proceeds as we currently expect, and that we are able to continue to meet customer demand for our products through a combination of restored production in East Providence, production at our external manufacturing facility, and other efforts to mitigate the impact of the disruptions. If we are unable to resume normal operations at our manufacturing facility in East Providence in a timely manner or manufacture the full array of our products, it may impact our ability to meet customer demand, which could have a material adverse impact on our business, results of operations and financial condition. Even if we are successful in our mitigation efforts, if we experience increased customer demand, we may be unable to produce sufficient product to meet such increased customer demand, which could have a material adverse impact on our business, results of operations and financial condition.

Financial Summary

Our revenue for the nine months ended September 30, 2026 was $172.9 million, which represented a decrease of $56.9 million, or 25%, from $229.8 million of revenue for the nine months ended September 30, 2025. Net loss for the nine months ended September 30, 2026 was $57.4 million and net loss per share was $0.69. Net loss for the nine months ended September 30, 2025 was $316.6 million and net loss per share was $3.85. Revenue for the nine months ended September 30, 2026 includes $13.2 million of revenue from a settlement agreement with a customer for $37.6 million for a claim for certain losses incurred arising from lower forecasted long-term demand by the customer which is being deferred and recognized as revenue over a period of approximately two years from the settlement date.

Key Metrics and Non-GAAP Financial Measures

We regularly review a number of metrics, including the following non-GAAP key metric, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Adjusted EBITDA

We use Adjusted EBITDA, a non-GAAP financial measure, as a means to assess our operating performance. We define Adjusted EBITDA as net income (loss) before interest expense, taxes, depreciation, amortization, stock-based compensation expense and other items, from time to time, which we do not believe are indicative of our core operating performance. These excluded items include costs related to the East Providence Incidents, including expedited freight and expedited repair costs, professional fees, and the incremental cost of temporarily sourcing certain Energy Industrial products from our external manufacturing facility until the East Providence facility returns to full production capacity. Adjusted EBITDA is a supplemental measure of our performance that is not presented in accordance with U.S. GAAP. Adjusted EBITDA should not be considered as an alternative to net income (loss) or any other measure of financial performance calculated and presented in accordance with U.S. GAAP. In addition, our definition and presentation of Adjusted EBITDA may not be comparable to similarly titled measures presented by other companies.

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

The following table presents a reconciliation of net loss, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(In thousands)
Net loss	$(10,419)	$(6,334)	$(57,374)	$(316,639)
Depreciation and amortization	4,962	5,393	14,635	16,981
Stock-based compensation(1)	2,216	2,642	8,219	7,927
Other (income) expense, net(2)	2,696	2,392	8,576	6,304
Income tax expense	602	594	967	2,491
Restructuring and demobilization costs	—	1,568	427	16,296
Impairment of property, plant and equipment	—	—	—	287,567
Insurance recoveries(3)	—	—	(8,910)	—
Loss on property damage	—	—	8,910	—
Loss on disposal of property, plant and equipment	4,612	—	4,612	—
East Providence incident-related costs(4)	15,149	—	20,467	—
Adjusted EBITDA	$19,818	$6,255	$529	$20,927

(1)
Represents non-cash stock-based compensation related to vesting and modifications of stock option grants, restricted stock units (RSUs) and restricted common stock, and cash settled RSUs.
(2)
For the nine months ended September 30, 2026 Other (income) expense, net in the accompanying consolidated statements of operations includes an $8.9 million insurance recovery recognized in connection with the April 2026 Incident. For purposes of calculating Adjusted EBITDA, this amount has been presented separately to enhance comparability between periods.
(3)
For the nine months ended September 30, 2026, Insurance recoveries represents an $8.9 million insurance recovery recognized in connection with the April 2026 Incident. This amount is included within Other (income) expense, net in the accompanying consolidated statements of operations and fully offsets the loss on property damage recognized during the period.
(4)
Represents items management believes are not indicative of ongoing operating performance related to the East Providence Incidents, including expedited freight, expedited repair costs and professional fees.

Our financial performance, including such measures as net income (loss), earnings per share and Adjusted EBITDA, is affected by a number of factors, including volume and mix of aerogel products sold, average selling prices, our material costs and manufacturing expenses, and the amount and timing of capital and operating expenses. Accordingly, we expect that our net loss, earnings per share and Adjusted EBITDA will vary from period to period.

During 2025, we experienced a significant decline in volume for our thermal barrier products, primarily driven by lower North American EV production levels. As a result, during the three and nine months ended September 30, 2026 total thermal barrier revenue decreased by 7% and 40%, respectively. Our expectation for 2026 thermal barrier revenue is based, in part, on our OEM customers’ production forecasts. The automotive industry in which our OEM customers operate is cyclical and is sensitive to changes in consumer demand, regulatory environments, and broader economic conditions. EV adoption rates in certain markets have been lower than previously anticipated, influenced in part by changes in regulatory frameworks and incentive programs as well as evolving consumer demand. OEMs have adjusted production plans and investment timelines accordingly. These actions have resulted in revised capacity plans and re-timed EV-related investments, particularly in North America. In addition, changes in trade policy and other macroeconomic factors have impacted both our customers and our operating environment, and we expect these conditions to continue to influence demand. OEM customers continue to pursue cost reduction and product redesign initiatives, which may result in engineering changes to the components we supply. Our supply agreements generally include pricing step-down provisions over the production life of a program, consistent with industry practice. We expect thermal barrier revenues for full year 2026 to decline compared to 2025, primarily due to lower anticipated production volumes.

In addition, we have experienced operational disruptions at our manufacturing facility in East Providence, Rhode Island in 2026, which have adversely impacted our manufacturing capacity and are expected to increase near-term costs. In January 2026, there was a fire at our manufacturing facility in East Providence, Rhode Island (the January 2026 Incident). The January 2026 Incident damaged one of our emissions control units and rendered it inoperable. Subsequently, on April 8, 2026, an explosion occurred at our manufacturing facility in East Providence, Rhode Island (the April 2026 Incident, and together with the January 2026 Incident, the “East Providence Incidents”). The incident related to a high temperature oven and resulted in damage to a portion of the facility’s production space and the temporary cessation of operations. On May 14, 2026, we initiated a staged restart of the facility and we are proceeding with a phased ramp-up of production. We have progressed toward restoring production capability at the facility and are aiming for completion in the first half of 2027. To date, we believe we have mitigated any significant commercial impact of the disruption by working through existing inventory, leveraging the capacity of our external manufacturing facility, and resuming limited production at our East Providence facility. However, our ability to continue to mitigate the impacts of the disruption assumes that the staged restart of our East Providence manufacturing facility proceeds as we currently expect, and that we are able to continue to meet customer demand for our products through a combination of restored production in East Providence, production at our external manufacturing facility and other efforts to mitigate the impact of the disruptions. If we are unable to resume normal operations at our manufacturing facility in East Providence in a timely manner or manufacture the full array of our products, it may impact our ability to meet customer demand, which could have a material adverse impact on our business, results of operations and financial condition. Even if we are successful in our mitigation efforts, if we experience increased customer demand, we may be unable to produce sufficient product to meet such increased customer demand, which could have a material adverse impact on our business, results of operations and financial condition.

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

Restructuring and Demobilization Costs

Restructuring and demobilization costs consist of severance and other personnel costs, and costs associated with the demobilization of our previously planned Statesboro Plant.

Impairment of property, plant and equipment

During the fiscal year ended December 31, 2025, impairment of property, plant and equipment consisted of impairment incurred on our previously planned Statesboro Plant and impairment of other property, plant and equipment in connection with a restructuring action.

Loss on property damage

Reflects the write-off of the net book value of property, plant and equipment damaged in the April 2026 Incident during the three and nine months ended September 30, 2026.

Loss on disposal of property, plant and equipment

Loss on disposal of property, plant and equipment primarily consists of charges to remeasure at fair value less costs to sell the assets of our previously planned Statesboro Plant which have been classified as assets held for sale.

Interest Expense, net

Interest expense, net consists of interest expense and amortization related to our other financing arrangements including our Amended MidCap Loan Facility (as defined below), a failed sale and leaseback arrangement accounted for as a financing transaction, and interest earned on the cash balances invested in deposit accounts, money market accounts, and high-quality debt securities issued by the U.S. government.

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

Results of Operations

Three months ended September 30, 2026 compared to the three months ended September 30, 2025

The following tables set forth a comparison of the components of our results of operations for the periods presented:

Revenue

	Three Months Ended September 30,
	2026		2025		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(In thousands)
Revenue:
Energy industrial	$39,921	47%	$24,305	33%	$15,616	64%
Thermal barrier	45,257	53%	48,712	67%	(3,455)	(7)%
Total revenue	$85,178	100%	$73,017	100%	$12,161	17%

Total revenue increased $12.2 million, or 17%, to $85.2 million for the three months ended September 30, 2026 from $73.0 million in the comparable period in 2025. The increase in total revenue was the result of an increase in energy industrial revenue, partially offset by a decrease in thermal barrier revenue.

Energy industrial revenue increased by $15.6 million, or 64%, to $39.9 million for the three months ended September 30, 2026 from $24.3 million in the comparable period in 2025. This increase was driven by an increase in revenue from the global petrochemical and refinery markets of Asia, North America, and Latin America, along with project-based demand in the European subsea market, offset in part by a decrease in revenue from the global petrochemical and refinery market of Europe.

Energy industrial revenue for the three months ended September 30, 2026 included $9.2 million and $5.9 million from two distributors, in comparison to $4.6 million from one distributor for the comparable period of 2025.

The average selling price per square foot of our energy industrial products increased by 27% for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase in average selling price reflected a change in the mix of products sold. This increase in average selling price had the effect of increasing product revenue by $8.4 million for the three months ended September 30, 2026 from the comparable period in 2025.

In volume terms, energy industrial product shipments increased by 29% as measured by square feet of our energy industrial products shipped for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase in volume had the effect of increasing product revenue by $7.2 million for the three months ended September 30, 2026 from the comparable period in 2025.

Thermal barrier revenue decreased by $3.4 million, or 7%, to $45.3 million for the three months ended September 30, 2026 from $48.7 million in the comparable period in 2025. During the three months ended September 30, 2026 and 2025, thermal barrier revenue included $37.3 million and $46.6 million, respectively, from a major U.S. automotive OEM. The decrease in thermal barrier revenue was driven by a reduction in the volume of parts ordered by our OEM customer and a lower contractual component price during the period compared to the same period in the prior year. Thermal barrier revenue for the three months ended September 30, 2026 includes $4.9 million of revenue from a settlement agreement with a customer for $37.6 million for a claim for certain losses incurred arising from lower forecasted long-term demand by the customer which is being deferred and recognized as revenue over a period of approximately two years from the settlement date.

Cost of Revenue

	Three Months Ended September 30,
	2026		2025		Change
		Percentage of Related		Percentage of Related
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(In thousands)
Cost of revenue:
Energy industrial	$24,352	61%	$15,434	64%	$8,918	58%
Thermal barrier	40,259	89%	36,784	76%	3,475	9%
Total cost of revenue	$64,611	76%	$52,218	72%	$12,393	24%

Total cost of revenue increased $12.4 million, or 24%, to $64.6 million for the three months ended September 30, 2026 from $52.2 million in the comparable period in 2025. The increase in total cost of revenue resulted from an increase in both thermal barrier and energy industrial cost of revenue.

Energy industrial cost of revenue increased $8.9 million, or 58%, to $24.3 million for the three months ended September 30, 2026 from $15.4 million in the comparable period in 2025. The $8.9 million increase resulted from an increase of $6.0 million in costs due to the East Providence Incidents, an increase of $1.9 million in material costs, and an increase of $1.0 million in manufacturing costs, unabsorbed overheads, and other operating costs.

Thermal barrier cost of revenue increased $3.5 million, or 9%, to $40.3 million for the three months ended September 30, 2026 from $36.8 million in the comparable period in 2025. The $3.5 million increase was the result of an increase of $8.7 million in costs due to the East Providence Incidents, and an increase of $3.0 million in costs related to the idle plant capacity, offset by a decrease of $4.9 million in manufacturing costs and a decrease of $3.3 million in material costs. Material costs decreased primarily due to a mix of aerogel products sold and tariff refunds received. Manufacturing costs decreased due to lower volumes in comparison to the same period of 2025.

Gross Profit

	Three Months Ended September 30,
	2026		2025		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(In thousands)
Gross profit:
Energy industrial	$15,569	39%	$8,871	36%	$6,698	76%
Thermal barrier	4,998	11%	11,928	24%	(6,930)	(58)%
Total gross profit	$20,567	24%	$20,799	28%	$(232)	(1)%

Total gross profit decreased by $0.2 million, or 1%, to $20.6 million in gross profit for the three months ended September 30, 2026 from $20.8 million in the comparable period in 2025. The decrease in gross profit was the result of the increase in cost of revenue, partially offset by an increase of $12.2 million in total revenue.

Research and Development Expenses

	Three Months Ended September 30,
	2026		2025		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(In thousands)
Research and development expenses	$2,480	3%	$2,494	3%	$(14)	(1)%

Research and development expenses decreased by less than $0.1 million, or 1%, to $2.5 million for the three months ended September 30, 2026 from $2.5 million in the comparable period in 2025.

Research and development expenses as a percentage of total revenue was 3% of total revenue for both the three months ended September 30, 2026 and 2025.

Sales and Marketing Expenses

	Three Months Ended September 30,
	2026		2025		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(In thousands)
Sales and marketing expenses	$6,772	8%	$6,553	9%	$219	3%

Sales and marketing expenses increased by $0.2 million, or 3%, to $6.8 million for the three months ended September 30, 2026 from $6.6 million in the comparable period in 2025. The $0.2 million increase primarily reflects an increase in compensation and related costs of $0.3 million, partially offset by a decrease in marketing expenses of $0.1 million.

Sales and marketing expenses as a percentage of total revenue decreased to 8% of total revenue for the three months ended September 30, 2026 from 9% in the comparable period in 2025.

General and Administrative Expenses

	Three Months Ended September 30,
	2026		2025		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(In thousands)
General and administrative expenses	$13,824	16%	$13,532	19%	$292	2%

General and administrative expenses increased by $0.3 million, or 2%, to $13.8 million for the three months ended September 30, 2026 from $13.5 million in the comparable period in 2025. The $0.3 million increase was primarily the result of an increase in compensation and related costs of $1.3 million, partially offset by a decrease in operational expenses of $1.0 million.

General and administrative expenses as a percentage of total revenue decreased to 16% for the three months ended September 30, 2026 from 19% in the comparable period in 2025.

Restructuring and Demobilization Costs

During the three months ended March 31, 2026, we began implementing a restructuring plan to consolidate the operations of the automated fabrication facility in Mexico to improve costs. The plan included reducing our headcount in Mexico and consolidating facilities. In connection with the restructuring, we incurred $0.4 million of severance costs for headcount reduction. During the three months ended September 30, 2026 we did not incur restructuring and demobilization costs.

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

Impairment of property, plant and equipment

The Company did not incur impairment of property, plant and equipment costs for the three months ended September 30, 2026 or 2025.

Loss on property damage

On April 8, 2026, an explosion occurred at our manufacturing facility in East Providence, Rhode Island. The April 2026 Incident related to a high temperature oven and resulted in damage to a portion of the facility’s production space and the temporary cessation of operations. On May 14, 2026, we initiated a staged restart of the facility.

During the three months ended September 30, 2026, we did not incur any additional loss on property damage associated with the April 2026 Incident.

Loss on disposal of property, plant and equipment

Loss on disposal of property, plant and equipment during the three months ended September 30, 2026 primarily consisted of $4.5 million in charges to remeasure at fair value less costs to sell the assets of our previously planned Statesboro Plant which have been classified as assets held for sale.

Other Income (Expense), net

	Three Months Ended September 30,
	2026		2025		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(In thousands)
Other income (expense):
Interest expense, net	(2,698)	(3)%	(2,973)	(4)%	275	(9)%
Other income	2	0%	581	1%	(579)	(100)%
Total other income (expense), net	$(2,696)	(3)%	$(2,392)	(3)%	$(304)	13%

The $0.3 million increase in interest expense, net for the three months ended September 30, 2026 is primarily the result of a decrease in interest income of $0.3 million.

Income Tax Expense

	Three Months Ended September 30,
	2026		2025		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(In thousands)
Income tax expense	$(602)	1%	$(594)	1%	$(8)	(1)%

The $0.6 million of income tax expense for the three months ended September 30, 2026 is primarily related to an expense of $0.6 million related to our Mexican maquiladora operations. The $0.6 million of income tax expense for the three months ended September 30, 2025 is related to our Mexican maquiladora operations, in addition to a provision for state income taxes of less than ($0.1) million.

Results of Operations

Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

The following tables set forth a comparison of the components of our results of operations for the periods presented:

Revenue

	Nine Months Ended September 30,
	2026		2025		Change
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(In thousands)
Revenue:
Energy industrial	$81,881	47%	$76,920	33%	$4,961	6%
Thermal barrier	91,030	53%	152,844	67%	(61,814)	(40)%
Total revenue	$172,911	100%	$229,764	100%	$(56,853)	(25)%

Total revenue decreased $56.9 million, or 25%, to $172.9 million for the nine months ended September 30, 2026 from $229.8 million in the comparable period in 2025. The decrease in total revenue was the result of a decrease in thermal barrier revenue offset by an increase in energy industrial revenue.

Energy industrial revenue increased by $5.0 million, or 6%, to $81.9 million for the nine months ended September 30, 2026 from $76.9 million in the comparable period in 2025. This increase was driven by an increase in revenue from project-based demand in the European subsea market, offset in part by a decrease in revenue from the global petrochemical and refinery market of Asia, North America, Latin America, and Europe.

Energy industrial revenue for the nine months ended September 30, 2026 included $14.1 million and $11.6 million from two North American distributors, in comparison to $16.9 million and $9.7 million for the comparable period of 2025.

The average selling price per square foot of our energy industrial products increased by 9% for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase in average selling price reflected a change in the mix of products sold. This increase in average selling price had the effect of increasing product revenue by $6.4 million for the nine months ended September 30, 2026 from the comparable period in 2025.

In volume terms, energy industrial product shipments decreased by 2% as measured by square feet of our energy industrial products shipped for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The decrease in volume had the effect of decreasing product revenue by $1.5 million for the nine months ended September 30, 2026 from the comparable period in 2025.

Thermal barrier revenue decreased by $61.8 million, or 40%, to $91.0 million for the nine months ended September 30, 2026 from $152.8 million in the comparable period in 2025. During the nine months ended September 30, 2026 and 2025, thermal barrier revenue included $72.2 million and $147.9 million from a major U.S. automotive OEM, respectively. The decrease in thermal barrier revenue was driven by a reduction in the volume of parts ordered by our OEM customer and a lower contractual component price during the period compared to the same period in the prior year. Thermal barrier revenue for the nine months ended September 30, 2026 includes $13.2 million of revenue from a settlement agreement with a customer for $37.6 million for a claim for certain losses incurred arising from lower forecasted long-term demand by the customer which is being deferred and recognized as revenue over a period of approximately two years.

Cost of Revenue

	Nine Months Ended September 30,
	2026	2025	Change

	Amount	Amount	Amount	Percentage
	(In thousands)
Cost of revenue:
Energy industrial	$59,145	$48,049	$11,096	23%
Thermal barrier	85,659	112,788	(27,129)	(24)%
Total cost of revenue	$144,804	$160,837	$(16,033)	(10)%

Total cost of revenue decreased $16.0 million, or 10%, to $144.8 million for the nine months ended September 30, 2026 from $160.8 million in the comparable period in 2025. The decrease in total cost of revenue was the result of a decrease in thermal barrier cost of revenue, offset by an increase in energy industrial cost of revenue.

Energy industrial cost of revenue increased $11.1 million, or 23%, to $59.1 million for the nine months ended September 30, 2026 from $48.0 million in the comparable period in 2025. The $11.1 million increase resulted from an increase of $9.2 million in manufacturing costs, unabsorbed overheads and other operating costs, an increase of $6.2 million related to the East Providence Incidents, and an increase of $6.1 million in idle plant capacity costs, partially offset by a decrease of $10.4 million in material costs due to a mix of aerogel products sold.

Thermal barrier cost of revenue decreased $27.1 million, or 24%, to $85.7 million for the nine months ended September 30, 2026 from $112.8 million in the comparable period in 2025. The $27.1 million decrease was the result of a decrease of $24.1 million in material costs and a decrease of $20.4 million due to manufacturing costs, partially offset by an increase of $13.8 million related to the East Providence Incidents, and an increase of $3.6 million in costs due to the idle plant capacity. Material costs decreased primarily due to lower volume and operational efficiencies generating lower scrap and tariff refunds received. Manufacturing costs decreased due to lower volumes in comparison to the same period 2025, benefits from the headcount reduction, and other cost cutting efforts.

Gross Profit

	Nine Months Ended September 30,
	2026		2025		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(In thousands)
Gross profit:
Energy industrial	$22,736	28%	$28,871	38%	$(6,135)	(21)%
Thermal barrier	5,371	6%	40,056	26%	(34,685)	87%
Total gross profit	$28,107	16%	$68,927	30%	$(40,820)	(59)%

Total gross profit decreased by $40.8 million, or 59%, to $28.1 million in gross profit for the nine months ended September 30, 2026 from $68.9 million in the comparable period in 2025. The decrease in gross profit was the result of the $56.9 million decrease in total revenue and the inclusion of certain related costs associated with the East Providence Incidents in cost of revenue.

Research and Development Expenses

	Nine Months Ended September 30,
	2026		2025		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(In thousands)
Research and development expenses	$8,399	5%	$10,621	5%	$(2,222)	(21)%

Research and development expenses decreased by $2.2 million, or 21%, to $8.4 million for the nine months ended September 30, 2026 from $10.6 million in the comparable period in 2025. The $2.2 million decrease reflects a decrease in compensation and related costs of $0.8 million, driven by a headcount reduction, a decrease in utility expenses of $0.6 million, a decrease in depreciation of $0.5 million, and a decrease in operating material supplies of $0.3 million.

Research and development expenses as a percentage of total revenue was 5% of total revenue for both the nine months ended September 30, 2026 and 2025.

Sales and Marketing Expenses

	Nine Months Ended September 30,
	2026		2025		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(In thousands)
Sales and marketing expenses	$20,399	12%	$21,885	10%	$(1,486)	(7)%

Sales and marketing expenses decreased by $1.5 million, or 7%, to $20.4 million for the nine months ended September 30, 2026 from $21.9 million in the comparable period in 2025. The $1.5 million decrease primarily reflects decreases in compensation and related costs of $1.0 million, a decrease in marketing expenses of $0.4 million, and a decrease in other expenses of $0.1 million.

Sales and marketing expenses as a percentage of total revenue increased to 12% of total revenue for the nine months ended September 30, 2026 from 10% in the comparable period in 2025.

General and Administrative Expenses

	Nine Months Ended September 30,
	2026		2025		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(In thousands)
General and administrative expenses	$42,101	24%	$40,402	18%	$1,699	4%

General and administrative expenses increased by $1.7 million, or 4%, to $42.1 million for the nine months ended September 30, 2026 from $40.4 million in the comparable period in 2025. The $1.7 million increase was the result of an increase in compensation and related costs of $2.2 million, partially offset by a decrease in utility related expense of $0.3 million, and a decrease in facility related expense of $0.2 million.

General and administrative expenses as a percentage of total revenue increased to 24% for the nine months ended September 30, 2026 from 18% in the comparable period in 2025.

Restructuring and Demobilization Costs

During the three months ended March 31, 2026, we began implementing a restructuring plan to consolidate the operations of the automated fabrication facility in Mexico to improve costs. The plan included reducing our headcount in Mexico and consolidating facilities. In connection with the restructuring, we incurred $0.4 million of severance costs for headcount reduction. During the three months ended September 30, 2026, we did not incur restructuring and demobilization costs.

In February 2025, we announced and began implementing a restructuring plan to realign our operational focus to improve costs and align capital expenditure to anticipated long-term demand. The plan included reducing our headcount and ceasing construction of our previously planned Statesboro Plant. In connection with the demobilization, we are no longer pursuing our application for a loan from the Department of Energy’s Loan Programs Office and have withdrawn from the loan application process. Restructuring and demobilization costs include severance and other personnel costs of $7.3 million, facility closures and other costs associated with demobilization of $2.9 million and write-off of deferred financing costs of $6.2 million incurred in connection with pursuing financing for the construction of the plant.

Impairment of property, plant and equipment

Impairment of property, plant and equipment costs for the nine months ended September 30, 2025 was due to impairment incurred of $287.6 million on our previously planned Statesboro Plant.

Loss on property damage

On April 8, 2026, an explosion occurred at our manufacturing facility in East Providence, Rhode Island. The April 2026 Incident related to a high temperature oven and resulted in damage to a portion of the facility’s production space and the temporary cessation of operations. On May 14, 2026, we initiated a staged restart of the facility.

During the nine months ended September 30, 2026, we incurred an $8.9 million loss on property damage associated with the April 2026 Incident.

Loss on disposal of property, plant and equipment

Loss on disposal of property, plant and equipment during the nine months ended September 30, 2026 primarily consisted of $4.5 million in charges to remeasure at fair value less costs to sell the assets of our previously planned Statesboro Plant which have been classified as assets held for sale.

Other Income (Expense), net

	Nine Months Ended September 30,
	2026		2025		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(In thousands)
Other income (expense):
Interest expense, net	(8,625)	(5)%	(8,015)	(3)%	(610)	8%
Other income	8,959	5%	1,711	1%	7,248	424%
Total other income (expense), net	$334	0%	$(6,304)	(3)%	$6,638	(105)%

The $0.6 million increase in interest expense, net for the nine months ended September 30, 2026 is primarily due to a decrease in interest income of $2.0 million partially offset by a decrease of $1.4 million in interest expense from the MidCap Loan Facility and sale and leaseback transactions.

The other income increase of $7.3 million for the nine months ended September 30, 2026 is primarily due to insurance proceeds related to the East Providence Incidents and a legal settlement payment to us in the comparable period in 2025.

Income Tax Expense

	Nine Months Ended September 30,
	2026		2025		Change
		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	Percentage
	(In thousands)
Income tax expense	$(967)	(1)%	$(2,491)	1%	$1,524	61%

The $1.0 million of income tax expense for the nine months ended September 30, 2026 is primarily related to an expense of $0.9 million related to our Mexican maquiladora operations. The $2.5 million of income tax expense for the nine months ended September 30, 2025 is related to our Mexican maquiladora operations, in addition to a provision for state income taxes of $0.3 million.

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

On August 19, 2024, we entered into the Credit, Security and Guaranty Agreement (the Credit Agreement and the facilities provided thereunder, collectively, the MidCap Loan Facility) with MidCap Funding IV Trust, as agent, MidCap Financial Trust, as term loan servicer, and the financial institutions or other entities from time to time party thereto as lenders, as subsequently amended (the Amended MidCap Loan Facility). The Amended MidCap Loan Facility under the Credit Agreement is comprised of (i) the term loan facility in an aggregate principal amount of $125.0 million (the Term Loan Facility) and (ii) the Revolving Facility in an aggregate principal amount not to exceed the lesser of $100.0 million and the value of the Borrowing Base (as defined in the Credit Agreement) (the Revolving Facility). At closing of the transactions contemplated by the Credit Agreement, we drew $125.0 million from the Term Loan Facility and $43.0 million from the Revolving Facility. The proceeds of the borrowings at closing, net of fees and costs, were used for repurchasing the $100.0 million aggregate principal amount convertible note issued to Wood River Capital, LLC, an entity affiliated with Koch Strategic Platforms, LLC, for $150.0 million and for general corporate purposes.

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

We believe that our September 30, 2026 cash and cash equivalents balance of $146.0 million will be sufficient to support current operating requirements and capital expenditures required to support our existing business in the energy industrial and EV markets for at least the next twelve months from the date of this Quarterly Report on Form 10-Q.

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

Primary Sources of Liquidity

Our principal sources of liquidity are currently our cash and cash equivalents, availability under the Revolving Facility of $22.2 million, and cash generated by ongoing operations. Cash and cash equivalents consist primarily of cash, money market accounts, and sweep accounts on deposit with banks. As of September 30, 2026, we had $146.0 million of unrestricted cash and cash equivalents.

Analysis of Cash Flow

	Nine Months Ended
	September 30,
	2026	2025
	(In thousands)
Net cash provided by (used in):
Operating activities	$14,192	$16,737
Investing activities	994	(34,985)
Financing activities	(27,257)	(50,596)
Net decrease in cash	(12,071)	(68,844)
Cash, cash equivalents and restricted cash at beginning of period	158,570	221,276
Cash, cash equivalents and restricted cash at end of period	$146,499	$152,432

Net Cash Provided by Operating Activities

During the nine months ended September 30, 2026, we generated $14.2 million in net cash from operating activities, as compared to the generation of $16.7 million in net cash during the comparable period in 2025, resulting in a decrease in cash provided by operations of $2.5 million. This decrease in cash provided by operations was primarily attributable to a $25.7 million decrease in cash flow from net loss adjusted for non-cash items, partially offset by a $23.2 million increase in cash generated from changes in operating assets and liabilities. Cash generated by operating activities during the nine months ended September 30, 2026, includes $24.3 million for settlement of a claim with a thermal barrier customer which is being deferred and recognized as revenue over a period of approximately two years.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by (used in) investing activities is for capital expenditures for machinery and equipment principally to improve the throughput, efficiency and capacity of our East Providence facility, our automated fabrication facility in Mexico and in 2025 for construction costs for the previously planned Statesboro Plant and insurance proceeds from property damage. Net cash provided by (used in) investing activities for the nine months ended September 30, 2026 and 2025 was $1.0 million and $(35.0) million, respectively.

Net Cash Used in Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2026 totaled $27.3 million and consisted of cash used of $19.5 million for the repayment of the Term Loan Facility, $7.6 million in cash used for the repayment of the Revolving Facility, $4.6 million in repayments of the finance obligation under the sale and leaseback transactions, $0.2 million for payments made for employee tax withholdings associated with the vesting of RSUs, partially offset by cash received of $3.5 million of borrowings from the Revolving Facility, $0.9 million in proceeds from employee stock option exercises, and $0.2 million in cash proceeds from employee stock purchase plan purchases.

Net cash used in financing activities for the nine months ended September 30, 2025 totaled $50.6 million and consisted of $28.0 million in cash used for the repayment of the Revolving Facility, $19.5 million for the repayment of the Term Loan Facility, $3.7 million in repayments of the finance obligation under the sale and leaseback transactions, $0.7 million for payments made for employee tax withholdings associated with the vesting of RSUs, and less than $0.1 million in cash used for fees and issuance costs, partially offset by $1.4 million in proceeds from employee stock option exercises.

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

Certain Factors That May Affect Future Results of Operations

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors, which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about: our expectations about the market for our aerogel products, in particular in the EV market, the energy infrastructure market, and other markets we target; our beliefs in the appropriateness of our assumptions, the accuracy of our estimates regarding expenses, loss contingencies, future revenues, revenue capacity, future profits, uses of cash, available credit, capital requirements, and the need for additional financing to operate our business and fund capital expenditures; the impact of new legislation on our financial statements; our expectations with respect to the financial and operational impacts from the East Providence Incidents, the recovery from the East Providence Incidents, and the staged restart of the East Providence manufacturing facility and the return to full production capacity of the East Providence manufacturing facility; the performance of our aerogel products; our expectation that we will be successful in obtaining, enforcing and defending our patents against competitors and that such patents are valid and enforceable; our expectations regarding decommissioning of and our plans for divesting the assets of the Statesboro Plant; our estimates of annual production capacity; our beliefs about the commercial potential for our technology in the EV market; our beliefs about our ability to produce and deliver products to EV customers; our beliefs about our contracts with the major automotive manufacturers; our expectations about the size and timing of awarded business in the EV market, future revenues and profit margins, arising from our supply relationships and contracts with automotive OEMs and our ability to win more business and increase revenue in the EV market; our beliefs about the performance of our thermal barrier products in the battery systems of EVs; the current or future trends in the energy, energy infrastructure, chemical and refinery, LNG, sustainable building materials, EV thermal barrier, EV battery materials or other markets and the impact of these trends on our business; our investments in the EV market; our beliefs about the financial metrics that are indicative of our core performance; our expectations about future revenues, expenses, gross profit, net income (loss), net income (loss) per share and Adjusted EBITDA, sources and uses of cash, capital requirements and the sufficiency of our existing cash balance and available credit; our beliefs about the outcome, effects or estimated costs of current or potential litigation or their respective timing, including expected legal expense in connection with our patent enforcement actions; our expectations about future material costs and manufacturing expenses as a percentage of revenue; our expectation about the ability of the Chinese external manufacturing facilities that we engage to consistently supply the aerogel product that we order in a timely manner; our expectation to meet long-term aerogel demand by utilizing both our East Providence facility and our flexible supply strategy, including, but not limited to, using external manufacturing capabilities; our ability to manufacture the full array of our products at the East Providence facility and to meet expected customer demand; our ability to mitigate the impacts from the operational disruption on our business, operations and financial performance resulting from the East Providence Incidents; our ability to return the East Providence manufacturing facility to full production capacity; the effects of current and potential future tariffs on our business, our customers and our results of operations; our expectations of future gross profit and the effect of manufacturing expenses, manufacturing capacity and productivity on gross profit; our expectations about our resources and other investments in new technology and related research and development activities and associated expenses; our expectations about short and long-term (a) research and development (b) general and administrative and (c) sales and marketing expenses; our expectations regarding changes in revenue, gross profit, and cash flows; our intentions about managing capital expenditures and working capital balances; our expectations and beliefs regarding the flexibility and efficiency of the Amended MidCap Loan Facility; and our expectations about potential sources of future financing.

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

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business. As of September 30, 2026, we had unrestricted cash and cash equivalents of $146.0 million. These amounts were held for working capital and capital expansion purposes and were invested primarily in deposit accounts, money market accounts, and high-quality debt securities issued by the U.S. government via cash sweep accounts at major financial institutions in North America. Due to the short-term nature of these investments, we believe that our exposure to changes in the fair value of our cash as a result of changes in interest rates is not material.

As of September 30, 2026, we had $73.0 million of the Term Loan Facility outstanding and $11.2 million outstanding under the Revolving Facility, net of amortization. Under the terms of the Credit Agreement, as amended by Amendment No. 1 to the Credit Agreement, the Term Loan Facility bears an interest rate equal to Term SOFR (as defined in the Credit Agreement) for a one-month interest period plus 5.00% per year, subject to a Term SOFR floor of 4.50% and a Term SOFR cap of 7.50%. Interest is paid monthly. Our Revolving Facility bears interest at the Term SOFR plus 5.10% per annum. Under the terms of the Credit Agreement, as amended by Amendment No. 1 to the Credit Agreement, the Revolving Facility is subject to a Term SOFR floor of 2.50%. Interest is paid monthly. Therefore, fluctuations in interest rates will impact our consolidated financial statements. A rising interest rate environment will increase the amount of interest paid on these loans. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on the results of our operations.

As of September 30, 2026, we had $0.5 million of restricted cash to support our outstanding letters of credit.

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

Certain of our and our subsidiaries’ transactions are denominated in currencies other than the functional currency. During the nine months ended September 30, 2026 and 2025, our largest exposures to foreign exchange rates consisted primarily of the Mexican Peso against the U.S. dollar. For the nine months ended September 30, 2026 foreign exchange gains were $0.1 million. For the nine months ended September 30, 2025 foreign exchange losses were $0.2 million. The foreign currency transaction gains and losses were recorded within operating expenses on the consolidated statements of operations.

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

As of September 30, 2026, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls.

During the three months ended September 30, 2026, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 21, 2026 and June 18, 2026, the Korean IP High Court issued decisions in our appeals of the Korean Intellectual Property Trial and Appeal Board invalidity rulings against the process and composition patents we asserted in Korea against Beerenberg Services AS, Beerenberg Korea Ltd., and Bronx (China) Co., Ltd. The Court found our asserted process patent claims valid and our asserted composition patent claims invalid. While we disagree with the Court’s finding regarding our composition patents, we have decided not to proceed with an appeal to the Korean Supreme Court.

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

We did not repurchase any of our equity securities during the quarter ended September 30, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2026, on August 12, 2026, Donald R. Young, President and Chief Executive Officer of the Company and a director of the Company, adopted a Rule 10b5-1 trading plan. The plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides for the sale of up to an aggregate of 1,251,949 shares of our common stock until December 31, 2027.

Except as disclosed above, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K, during the fiscal quarter ended September 30, 2026.

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

ASPEN AEROGELS, INC.

Date: November 5, 2026	By:	/s/ Donald R. Young
Donald R. Young
President and Chief Executive Officer (principal executive officer)

Date: November 5, 2026	By:	/s/ Grant Thoele
Grant Thoele
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)